Form 10-K/A
period 1995-12-31
MIGHTY POWER USA INC
filed 1997-04-14
CIK 830052

                                  FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, OR

         [ ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR    15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

Commission file number: (33-20323)

          Mighty Power U.S.A., Inc. (formerly Seven Oaks Farms, Ltd.)
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             75-2224643
-----------------------------------                              ----------
     (State of Incorporation)                                   (Tax ID No.)

             9202 W. Royal Lane, Irving, Texas               75063
        ------------------------------------------------------------
        (Address of principal executive offices)          (ZIP code)

Registrant's telephone number, including area code:                 972-929-2900
                                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:         NONE

Securities registered pursuant to Section 12(g) of the Act:         Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.

                         X    YES                       NO
                        ---                       ---

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995:
                                     $ -0-

Shares of common stock outstanding at March 19, 1996:

                                   25,000,000

ITEM 1      BUSINESS.

         The Registrant recruits and sells nutritional health products and home and automotive products through a network marketing sales plan. The nutritional products account for over ninety percent of the sales.

         The Registrant believes that network marketing or "direct marketing" is the method by which a large percentage of consumer goods will be sold by the year 2000 and this view is supported by expert prognosticators. A number of factors contribute to the Registrant's ability to recruit sales associates: a) information technology is replacing many employees; b) America is in a major corporate downsizing mode; c) Many workers displaced by the foregoing have little formal education to enable them to make lateral moves in the work force; and d) there are many people who are looking for freedom from corporate control through opportunities that require little seed capital with significant return potential.

History

         The Registrant was organized February 12, 1988, as a Delaware corporation under the name Jason Ray Corporation. The Registrant was organized for the purpose of distributing its stock to its parent corporation, Quasar-Tech, Inc. and combining with a privately held business.

         In February 1988, the Registrant issued 500,000 shares of its $0.001 par value common stock to its parent company for cash. The Registrant issued an additional 500,000 shares of its common stock to its officers for services.

         On July 1, 1988, the Registrant changed its name to Seven Oaks, Ltd. and acquired Creekwood Petroleum Corporation, a Texas Corporation ("Creekwood"). The Registrant issued 9,000,000 shares of its common stock in a business combination accounted for as a purchase. Creekwood, a development stage enterprise, was engaged in the development and training of horses to be used for racing purposes. The primary assets after the acquisition were race horses and related equipment in the fair value amount of $700,925.

         The Registrant was dormant from 1991 through October 1995.

         Effective November 1, 1995, the Registrant merged with Mighty Power USA, Inc. (Mighty Power) an Oklahoma corporation in the development stage. Mighty Power provided health and food supplements through a multi-level marketing network. In accordance with the merger, the Registrant effected a reverse split of its common stock on the basis of one share for each two shares outstanding. The Registrant then issued 20,000,000 shares of its $0.001 par value restricted common stock for all 10,000 outstanding shares of Mighty Power common stock. The acquisition of Mighty Power by Seven Oaks was accounted for as a reverse merger.

         The Registrant amended its articles of incorporation to change its name to Mighty Power USA, Inc., authorize 50,000,000 shares of $0.001 par value common stock, and authorize 20,000,000 shares of $0.10 par value preferred stock with voting rights and convertible into common stock of the Registrant.

Capital Stock

         The Registrant has 50,000,000 shares of $0.001 par value common stock authorized. There are 25,000,000 shares outstanding.

         The Registrant has 20,000,000 shares of $0.10 par value preferred stock authorized. The preferred stock is convertible into common stock upon terms to be designated by the Board of Directors. There are zero preferred shares outstanding.


ITEM 2.  PROPERTIES

         The Registrant's principal place of business is 9202 W. Royal Lane, Irving, Texas 75063.


ITEM 3.  LEGAL PROCEEDINGS

         In 1993 a suit was brought against the Company alleging amounts due for legal fees. The Company believes the suit is frivolous. The Company and its legal counsel believe the likelihood of loss to the Company is remote. However, the Company intends to vigorously defend itself against this suit if it is pursued.

         The officers and directors certify that to the best of their knowledge, neither the Registrant nor any of its officers or directors are parties to any legal proceedings or litigation other than those listed above.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 1995 the shareholders voted to approve:

a) a reverse split of the Registrant's outstanding common stock by a factor of 1 for 2.

b) the amendment of the articles of incorporation of the Registrant to authorize 20,000,000 shares of preferred stock, par value $0.10, with voting rights and convertible into common stock of the Registrant.

c) the issuance of 20,000,000 shares of common stock of the Registrant for 100% of the outstanding stock of Mighty Power USA, Inc. (10,000 shares), an Oklahoma corporation in the development stage.

d) the amendment of the Articles of Incorporation of the Registrant to increase the authorized number of common stock to 50,000,000.

e) to change the name of the Registrant from Seven Oaks Farms, Ltd. to Mighty Power USA, Inc.

f)  new  directors of the Registrant

PART II.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         a.      Market Information.

         The Registrant's stock is not currently traded; therefore no high or low bids are recited herein.

         b.      Holders.

         There are approximately two hundred fifty shareholders.

         c.      Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         e.      Warrants

         Registrant has no warrants outstanding.


ITEM 6   SELECTED FINANCIAL DATA

         No selected financial data of the Registrant is included in columnar format since the current period reported is the only year with activity in the last five years.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the fiscal year ended December 31, 1994 and the first ten months of the year ended December 31, 1995, the Registrant had no operations. However, Mighty Power USA, Inc., the Oklahoma corporation which merged with the Registrant engaged in the purchasing of assets preparing for its business of marketing nutritional and other products, from the date of inception, August 31, 1995, through the date of the merger. This activity consisted solely of purchasing certain assets from various entities which were subsequently transferred to the Registrant at the time of the merger, a listing of which is provided in the section titled Liquidity.

On November 1, 1995 the Registrant effected a stock sale and a merger/purchase of assets which gave it a foundation for operations in the last two months of the year ended December 31, 1995. All operating results for those two months as shown in the accompanying financial statements compare favorably with the prior year since there was no activity the prior year. Sales for the last two months of the year ended December 31, 1995 were $211,091 with a net loss of $46,046. The operating loss was due to expenses during the merger and reorganization of the Registrant and the level of sales being insufficient to cover expenses.

Upon the merger, the Registrant received a distributor base of approximately 3,000 sales associates paying annual renewal fees, of which the Registrant knew or believed that not all were 'active', that is, ordering products on a regular basis; approximately 2,400 (80%) were active. By the end of 1995 the Registrant's active number of sales associates had increased to approximately 2,800.

There have been no economic events or changes that have affected the sales or income/loss from operations of the Registrant and there are no economic trends or uncertainties that the Registrant expects will have a material impact on net sales, revenue, or income from operations. The Registrant believes it has purchased its products at the best price and any increase in price paid for these will be small. Any price increases would be passed on to the consumers. In addition, the Registrant at this time does not believe that inflation will have a material impact one way or another on the results of operations.

There are no newly issued accounting standards which will affect the financial statements of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity

The Registrant was dormant prior to the merger effective on November 1, 1995. For the fiscal year ended December 31, 1994 and the first ten months of fiscal year 1995, there were no operations and therefore no liquidity issues. At the time the Registrant effected the merger on November 1, 1995, assets and a plan were introduced which provided a foundation for operations. The newly merged assets created a liquidity and cash flow through the sale of health products which are distributed through a network marketing sales organization.

The nature of the business of the Registrant is such that inventory is required to be on hand for shipments but cannot be stockpiled for long periods of time because of the limited shelf life. The necessity for having an inventory on hand also causes the Registrant to tie up large amounts of its liquid resources in inventory. This is not an uncommon situation and will continue until sales level off or until the inventory on hand is sufficient to cover sales during the lead time on replacing the inventory.

The Registrant has no material expenses outside of normal operating expenses and cost of goods which will affect the liquidity in the short term (one year). There are no off balance sheet financing items. There are no material commitments outside of inventory. The ability of the Registrant to continue its growth directly affects the continuing sales and the certainty of the resulting cash flow. There are no factors that indicate that the growth the Registrant is experiencing will not continue.

Upon the merger the Registrant received the following in exchange for 20,000,000 shares of stock:

                        Subscription receivable           $   4,000
                        Furniture and equipment               8,640
                        Inventory                            56,101
                        Distributor Base                     47,265
                        Long-Term Debt                     (112,006)

There was a net loss from operations of $46,046 and an increase in cash of $1,667. These amounts were accumulated in the two months since the merger on November 1, 1995.

         Operating activities: the Registrant had only $1,979 in non-cash expense (depreciation and amortization). Therefore the loss was financed by: a) an increase in trade accounts receivable of $8,764; a decrease in inventory of $20,898; an increase in current/other liabilities of $50,150. These changes carried the Registrant through the initial period while absorbing start up costs and costs associated with the merger. Many of these costs are non recurring.

Capital Resources

The Registrant had no capital resources during the year ended December 31, 1994, and that continued until the merger on November 1, 1995.

At the time of the merger, the Registrant gained a revenue stream from sales of its products which is the only capital resource that it has, but also inherited a long term note payable, more specifically, a two year balloon note of $112,006, which helped finance the assets received in the merger. The Registrant paid $19,983 principal on this note in by December 31, 1995.

There were no stock offerings during that period and none are currently planned. The Registrant believes that it can continue to grow internally from cash flow from operations.

There were no plans or requirements for purchase of capital items during either of the fiscal years presented. The Registrant does not foresee any material capital purchase in the coming fiscal year. In the Registrant's business most sales are paid for at the time of, or before, delivery. Therefore there are minimal bad debts (which arise from NSF checks) and the cash flow of the Registrant is not based upon waiting thirty days or more for payment, and so the cash flow follows sales more closely. The Registrant has a thirty day guarantee for product replacement; the amount of returns was negligible for the two months ended December 31, 1995 (less than one half of one percent) and historically for these types of products the return rate is very low.

There are no known favorable or unfavorable trends in the Registrant's capital resources, that might affect its capital resources. Although the Registrant believes it can fund operations internally, a significant cash infusion would speed the process of sales growth. At present, there are no plans for an offering and no offers of capital infusion.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Certified Public Accountant is attached hereto.


ITEM 9   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Board of Directors engaged John S. Osborn, P.C. as auditor for the Registrant.



PART III.


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following persons serve as directors and officers of Registrant:

         Dr. Forrest E. Watson             Chief Executive Officer and
                                           Chairman of the Board
         R. Leon York                      President and Director
         Lawrence H. Manire                Director
         Connie Marwitz                    Secretary


ITEM 11  EXECUTIVE COMPENSATION

         The following compensation has been paid or accrued to the officers of the Registrant during the period ended December 31, 1995 (two months):

         R. Leon York                                $5,000
         Connie Marwitz                              $4,000

        The Registrant has no retirement or stock option or bonus plan.

M 12     SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

                                                                                                                     % of
Title of          Name and address                    Amount of shares                                              class
                   of owner                                                                                         owned
-------------------------------------------------------------------------------------------------------------------------
Common   Connie Dian Marwitz (1)                             7,106,002                                              28.4%
         Stanwyck Trust
         First Fidelity Trust, Ltd., Trustee
         2695 Villa Creek #100
         Dallas, Texas 75234

Common   Dr. Forrest E. Watson (1)                           8,128,503                                              32.5%
         Forum Trust
         First Fidelity Trust, Ltd., Trustee
         2695 Villa Creek #100
         Dallas, Texas 75234

Common   Employee & Associates (2)
         Profit Sharing Plan                                 2,000,000                                               8.0%
-------------------------------------------------------------------------------------------------------------------------

Common   All Officers, Directors &                          17,234,505                                              68.9%
         Beneficial Holders as a Group


(1) Beneficial owners through the above named trusts.
(2) The principals put 2,000,000 of their stock in a segregated plan to use as an incentive for employees and sales associates based upon certain performance criteria. The criteria and method of awarding the stock has not been finalized. The profit sharing plan is a non-qualified plan.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective November 1, 1995, the Registrant merged with Mighty Power USA, Inc. (Mighty Power) an Oklahoma corporation in the development stage. Mighty Power provides health and food supplements through a multi-level marketing network. In accordance with the merger, the Registrant effected a reverse split of its common stock on the basis of one share for each two shares outstanding. The Registrant then issued 20,000,000 shares of its $0.001 par value restricted common stock for all 10,000 outstanding shares of Mighty Power common stock. The business combination was accounted for by the purchase method of accounting.

         Upon completion of the above merger, Stanwyck Trust, Ltd. and Forum Trust became the largest shareholders of the Registrant.

PART IV.

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
                 FORM 8-K

(a)       The following documents are filed as a part of this report:
             Included in Part II, Item 8 of this report:

         Accountant's Report

         Balance Sheet - December 31, 1995, and 1994

         Statement of Revenues and Expenses for the Year End
         December 31, 1995, 1994 and 1993

         Statement of Cash Flows for Year End
         December 31, 1995, 1994 and 1993

         Notes to Financial Statements for Year Ended
         December 31, 1995, 1994 and 1993


(b) The following reports on Form 8-K were filed for the Registrant during 1994:

                 Form 8-K dated November 30, 1995.

(c)      The Registrant is not filing any exhibits.

(d)      This section not applicable to the Registrant.

SIGNATURES.


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Mighty Power USA, Inc.
                                        Registrant


                                        By:  /s/  LEON YORK
                                           --------------------------
                                           Leon York
                                        Its: President


Date:     April 10, 1997


         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                          Title                        Date
---------                          -----                        ----
/s/  LEON YORK                    President                 April 10, 1997
--------------------------
Leon York


/s/  CONNIE MARWITZ               Secretary                 April 10, 1997
--------------------------
Connie Marwitz

                        [J. S. OSBORN, P.C. LETTERHEAD]

                           ==========================


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Mighty Power USA, Inc. (formerly Seven Oaks Farms, Ltd.)
Dallas, Texas

We have audited the accompanying balance sheets of Mighty Power USA, Inc. (a Delaware corporation formerly known as Seven Oaks Farms, Ltd.) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' deficit, and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Mighty Power USA, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/ J. S. OSBORN, P. C.
-----------------------
J. S. Osborn, P. C.
Dallas, Texas
February 15, 1996

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                                 BALANCE SHEETS
                           December 31, 1995 and 1994

                                     ASSETS

CURRENT ASSETS:                                                   1995         1994
                                                               ---------    ---------
  Cash                                                         $   1,667    $       0
  Accounts Receivable                                              8,764            0
  Subscription Receivable-related party                            1,500            0
  Inventory                                                       35,203            0
                                                               ---------    ---------
    Total Current Assets                                          47,134            0

EQUIPMENT:
  Furniture                                                        3,200            0
  Equipment                                                        5,440
   Less: Accumulated Depreciation                                   (337)           0
                                                               ---------    ---------
    Total Equipment                                                8,303            0

OTHER  ASSETS:
  Distributor Base ($47,265 net of amort. $1,575)                 45,690            0
                                                               ---------    ---------
    Total Other Assets                                            45,690            0
                                                               ---------    ---------
TOTAL ASSETS                                                   $ 101,127    $       0
                                                               =========    =========
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                             $  29,656    $       0
  Other payables                                                  19,102            0
  Accrued Interest and Other                                       1,392            0
                                                               ---------    ---------
    Total Current Liabilities                                     50,150            0

LONG-TERM LIABILITIES:
  Lont term debt                                                  92,023            0
                                                               ---------    ---------
   Total Long-term Liabilities                                    92,023            0

COMMITMENT AND CONTINGENCY (Note D):

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.10 par value; 20,000,000
    shares authorized; no shares issued                                0            0
  Common stock, $0.001 par value; 50,000,000
    shares authorized; 25,000,000
    shares issued and outstanding                                 25,000       25,000
  Additional paid-in capital                                     (20,000)     (25,000)
  Accumulated deficit                                            (46,046)           0
                                                               ---------    ---------
    Total Stockholders' Deficit                                  (41,046)           0
                                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $ 101,127    $       0
                                                               =========    =========

See accompanying notes.

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                            STATEMENTS OF OPERATIONS
             For The Years Ended December 31, 1995, 1994, and 1993




                                          1995            1994           1993
                                      ------------    ------------   ------------
REVENUE:
  Sales                               $    211,091    $          0   $          0
                                      ------------    ------------   ------------
    Total Revenue                          211,091               0              0

COST OF GOODS SOLD:
  Purchases                                 65,782               0              0
                                      ------------    ------------   ------------
    Cost of Goods Sold                      65,782               0              0

GROSS MARGIN:                              145,309               0              0

SELLING EXPENSES:
  Associates Fees                           15,570               0              0
  Commissions                               93,000               0              0
  Other selling expenses                     4,137               0              0
                                      ------------    ------------   ------------
    Total Selling Expenses                 112,707               0              0

OPERATING EXPENSE:
 Amortization                                1,576               0              0
 Depreciation                                  337               0              0
 Interest Expense                            1,909               0              0
 Legal and accounting                        4,016               0              0
 General and Administrative                 70,811               0              0
                                      ------------    ------------   ------------
   Total Operating Expense                  78,649               0              0
                                      ------------    ------------   ------------
NET LOSS:                             ($    46,046)   $          0   $          0
                                      ============    ============   ============

Weighted average shares outstanding     25,000,000      25,000,000     25,000,000
                                      ============    ============   ============

LOSS PER SHARE:                       ($      0.00)   $       0.00   $       0.00
                                      ============    ============   ============



See accompanying notes.

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND ACCUMULATED DEFICIT For the
              Three Years Ended December 31, 1995, 1994, and 1993


                                                     Common
                                             -----------------------    Paid in    Accumulated
                                               Shares        Amount     Capital      Deficit
                                             ----------      -------    --------     --------
Balance, December 31, 1992                   10,000,000      $10,000    $(10,000)    $      0

Adjustment for 1-for-2
  reverse stock split 10/31/95               (5,000,000)      (5,000)      5,000

Effect of reverse merger 10/31/95            20,000,000       20,000     (20,000)

Net loss                                                                                    0
                                             ----------      -------    --------     --------
Balance, December 31, 1993                   25,000,000      $25,000    $(25,000)    $      0

Net loss                                                                             $      0
                                             ----------      -------    --------     --------
Balance, December 31, 1994                   25,000,000      $25,000    $(25,000)    $      0

Donated capital                                                            4,000

Contributed services                                                       1,000

Net loss                                                                              (46,046)
                                             ----------      -------    --------     --------
Balance, December 31, 1995                   25,000,000      $25,000    $(20,000)    $(46,046)
                                             ==========      =======    ========     ========




See accompanying notes.

                            MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                            STATEMENTS OF CASH FLOWS
             For The Years Ended December 31, 1995, 1994, and 1993



                                               1995        1994       1993
                                             --------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(46,046)   $      0   $      0
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                1,575           0          0
    Depreciation                                  337           0          0
    Contributed services                        1,000
  Changes in working capital:
   (Increase) decrease in
     Accounts receivable                       (8,764)          0          0
     Inventory                                 20,898           0          0
   Increase (decrease) in
     Accounts payable                          29,656           0          0
     Other payables                            19,102
     Accrued Interest and Other                 1,392           0          0
NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:                     19,150           0          0

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                    0           0          0
                                             --------    --------   --------
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES:                          0           0          0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on subscriptions
    receivable - related party                  2,500           0          0
  Payments on long term debt                  (19,983)          0          0
                                             --------    --------   --------
NET CASH (USED)
  BY FINANCING ACTIVITIES:                    (17,483)          0          0

                                             --------    --------   --------
NET INCREASE (DECREASE) IN CASH:                1,667           0          0

CASH AT BEGINNING OF YEAR:                          0           0          0
                                             --------    --------   --------
CASH AT END OF YEAR:                         $  1,667    $      0   $      0
                                             ========    ========   ========



See accompanying notes.

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995, 1994, and 1993



                           SUPPLEMENTAL DISCLOSURE OF


                       CASH FLOW AND NON-CASH ACTIVITIES



                                                           1995       1994       1993
                                                         --------   --------   --------
CASH FLOW INFORMATION:
  Interest paid                                          $    517   $      0   $      0
                                                         ========   ========   ========



NON-CASH INVESTING ACTIVITIES
  Acquisition of inventory                               $ 56,101   $      0   $      0
  Acquisition of equipment                                  8,640          0          0
  Acquisition of distributor base                          47,265          0          0
                                                         --------   --------   --------
    Total                                                 112,006          0          0
                                                         ========   ========   ========


NON-CASH FINANCING ACTIVITIES
 Common stock issued for:
  Services related party                                 $  1,000   $      0   $      0
  Long-term debt                                          112,006          0          0
                                                         --------   --------   --------
    Total                                                 113,006          0          0
                                                         ========   ========   ========




See accompanying notes.

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993




NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

History:

The Company was organized February 12, 1988, as a Delaware corporation under the name Jason Ray Corporation. The Company was organized for the purpose of combining with a privately held enterprise.

On July 1, 1988, the Company's name was changed to Seven Oaks Farms, Ltd.

The Company was dormant from 1991 through October 1995.

Effective November 1, 1995 the Company merged with Mighty Power USA, Inc. (Mighty Power), an Oklahoma corporation in the development stage. Mighty Power planned to provide health and food supplements through a multi-level marketing network. In accordance with the merger, the Company effected a reverse split of its common stock on the basis of one share for each two shares outstanding. The Company then issued restricted common stock for all outstanding shares of Mighty Power common stock.

The Company amended its articles of incorporation to change its name to Mighty Power USA Inc., authorize 50,000,000 shares of $0.001 par value common stock, and authorize 20,000,000 shares of $0.10 par value preferred stock with voting rights and convertible into common stock of the Company.

The Company recruits distributors and sells nutritional health products and vehicle and home cleaning products through a network marketing sales plan.

Basis of Accounting:

It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Receipts are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993




Loss per Share:

Net loss applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Inventory:

The Company values its inventory using the first in first out method of accounting.

Furniture and Equipment:

Furniture and Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Expenditures for maintenance, repairs and renewals are charged to expense when incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

Distributor Base:

The distributor base is carried at cost and consists of approximately 3,000 individuals or other entities holding a renewable annual license to market health and food supplements and certain automotive products. The cost of the Distributor Base is amortized over sixty months using the straight-line method.

Long-Lived Assets

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Generally accepted accounting principals require recognition of impairment of long-lived assets in the event of net book value of such assets exceed the future undiscounted cash flows attributable to such assets. Consequently, the Company assesses its assets annually for impairment and writes down any amounts necessary as a result of the assessment.

Revenue Recognition:

Revenues are recognized when distributors pay for a renewable annual license and when product is shipped from inventory to distributors. The license held by each distributor provides for the right to sell the Company's products and
receive a commission for each sale.   Generally, products are shipped
immediately after payment is received.

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993





Income Tax:
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Statement requires the use of an asset and liability approach for the accounting and financial reporting of income tax. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.


NOTE B - LONG TERM DEBT:

The Company incurred an indebtedness for the purchase of inventory, furniture and equipment and distributor base from another company formerly owned by current owners and management of the Company.

The note in the original amount of $112,006 bears interest at 12% per annum. Interest is payable quarterly with the principal and any accrued interest due in one payment on October 31, 1997. The note is secured by the inventory, furniture and equipment, and distributor base of the Company. The holder of the note is prohibited from recruiting any of the distributors from the Company's distributor base.

Minimum note payment schedule is as follows:

                                    Principal         Interest          Total
                                    ---------         --------          -----
             December 31, 1996           -0-           11,073           11,073
             October 31, 1997         92,023            9,197          101,220


NOTE C - STOCKHOLDERS' DEFICIT:

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.10. There are no preferred shares issued and outstanding. The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. There are 25,000,000 common shares issued and outstanding as of December 31, 1995.

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993




NOTE D - COMMITMENT AND CONTINGENCY:

Commitment

The Company is provided its data processing services by an outside service bureau. This is a two year contract beginning on November 1, 1995. The Company agrees to pay a monthly fee equal to the bureau's cost plus 5% for these services. No amount has been billed and no accrual has been determined for 1995 and no amount can be determined for future periods.

Contingency

In 1993 a suit was brought against the Company alleging amounts due for legal fees. The Company's management and legal counsel believe the suit is frivolous and the likelihood of any loss to the Company is remote. However, the Company intends to vigorously defend itself against this suit if it is pursued.


NOTE E - WARRANTIES AND GUARANTEES:

The Company offers a full replacement warranty to its distributors. No provision or accrual has been made since there is no history of significant replacements.


NOTE F - INCOME TAX:

The Company has losses to carry forward totaling approximately $46,000 available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.


NOTE G - RELATED PARTY TRANSACTIONS:

The Company has a subscription receivable from a related party. The balance of this receivable is $1,500 as of December 31, 1995.

                             MIGHTY POWER USA, INC.
                       (formerly Seven Oaks Farms, Ltd.)

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993




NOTE H - MERGER:

The Company entered into a plan and agreement of merger with Mighty Power with an effective date of November 1, 1995. Mighty Power's date of inception was August 31, 1995 and had no sales until November 1995. In accordance with the merger, the Company effected a reverse split of its common stock on the basis of one share for each two shares outstanding. The Company then issued 20,000,000 shares of $0.001 par value restricted common stock for all 10,000 outstanding common shares of Mighty Power. Immediately following the merger Seven Oaks Farms, Ltd. changed its name to Mighty Power USA, Inc.

The acquisition of Mighty Power by Seven Oaks was accounted for as a reverse merger. Under the reverse acquisition, Mighty Power was effectively the acquiror of Seven Oaks. Consequently, the accompanying financial statements are those of Mighty Power for all periods presented. Mighty Power's capital accounts were retroactively adjusted as of December 31, 1993 to reflect the common stock issued as a result of the acquisition.

During 1995 officers of the Company contributed services valued at $1,000 and there was also $4,000 of cash contributed to the Company.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
 27                       Financial Data Schedule