Form 10-Q/A
period 1996-03-31
MIGHTY POWER USA INC
filed 1997-04-14
CIK 830052

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            March 31, 1996

Commission file number:           33-20323

                           Mighty Power U.S.A., Inc.
                        -------------------------------
             (exact name of registrant as specified in its charter)

       Delaware                                               75-2224643
------------------------                                    ---------------
(State of Incorporation)                                      (IRS ID No.)


        9202 W. Royal Lane, Irving, Texas                      75063
        --------------------------------------------         -----------
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:   972-929-2900
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.


                        X     YES                    NO
                   -----------             ----------

Shares of common stock outstanding at March 31, 1996:

                                   25,000,000

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         Page Number

    Item  1.         Financial Statements                                 1 - 8

    Item  2.         Managements's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                           9 - 10


PART II - OTHER INFORMATION                                                11

                           MIGHTY POWER U.S.A., INC.

                                 BALANCE SHEET
                      March 31, 1996 and December 31, 1995

                                     ASSETS

                                                                    March 31                   Dec 31
                                                                       1996                     1995
                                                                    ---------                 --------
Current assets:
  Cash                                                            $    3,924                $   1,667
  Accounts receivable                                                    -0-                    8,764
  Subscription receivable - related party                                -0-                    1,500
  Inventory                                                           54,672                   35,203
                                                                   ---------                ---------
  Total current assets                                                58,596                   47,134

Property & equipment:
  Furniture and equipment                                              9,296                    8,640
  Accumulated depreciation                                           ( 1,012)                (    337)
                                                                   ---------                ---------
  Total property & equipment                                           8,284                   8,303

Other assets:
  Distributor base                                                    47,265                   47,265
  Accumulated amortization                                           ( 3,939)                (  1,575)
                                                                   ---------                ---------
  Total other assets                                                  43,326                   45,690
                                                                   ---------                ---------
TOTAL ASSETS                                                      $  110,205                $ 101,127
                                                                  ==========                =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                  $   11,792                $  29,656
Other payables                                                        31,307                   19,102
Accrued interest and other                                             6,085                    1,392
                                                                   ---------                ---------
Total current liabilities                                             49,184                   50,150

Non-current liabilities:
Note payable                                                          92,023                   92,023

                                                                   ---------                ---------
TOTAL LIABILITIES                                                 $  141,207                  142,173

STOCKHOLDERS' EQUITY
  Common stock $0.001 Par Value;
  50,000,000 shares authorized;
  25,000,000 shares issued and outstanding                            25,000                   25,000

  Additional paid in capital                                       (  20,000)                ( 20,000)
  Retained deficit                                                 (  36,002)                ( 46,046)
                                                                   ---------                ---------

TOTAL STOCKHOLDERS' EQUITY                                        $ ( 31,002)               $( 41,046)
                                                                   ---------                ---------
TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY                                     $  110,205                $ 101,127
                                                                  ==========                =========

                           MIGHTY POWER U.S.A., INC.

                       STATEMENT OF REVENUES AND EXPENSES
                  Three Months Ended March 31, 1996, and 1995



                                                                         Three                      Three
                                                                         Months                     Months
                                                                        March 31                   March 31
                                                                          1996                       1995
                                                                          ----                       ----
REVENUE:
Revenue                                                               $ 555,402                      $     -0-
                                                                      ---------                      ---------
Total Revenue                                                           555,402                            -0-

COST OF GOODS SOLD:
Purchases                                                                93,641                            -0-
                                                                      ---------                      ---------

GROSS MARGIN                                                            461,761                            -0-

SELLING EXPENSES:
Commissions                                                             300,859                            -0-
Other selling expenses                                                   69,862                            -0-
                                                                      ---------                      ---------
Total selling expenses                                                  370,721                            -0-

OPERATING EXPENSE:
Amortization                                                              2,363                            -0-
Depreciation                                                                675                            -0-
Interest expense                                                          2,761                            -0-
Legal & accounting                                                        9,809                            -0-
General & administrative                                                 65,388                            -0-
                                                                      ---------                      ---------
Total operating expense                                                  80,996                            -0-
                                                                      ---------                      ---------

NET INCOME                                                            $  10,044                      $     -0-
                                                                      =========                      =========



Average weighted shares outstanding                                  25,000,000                     10,000,000

Income (loss) per share                                                  $ 0.00                         $ 0.00
                                                                         ======                         ======

                           MIGHTY POWER U.S.A., INC.

                            STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995


                                                                        Three                          Three
                                                                        Months                         Months
                                                                       March 31                       March 31
                                                                         1996                           1995
                                                                         ----                           ----
                                                                    <
Cash flows from
operating activities:
     Net income                                                        $ 10,044                       $    -0-
     Adjustment non-cash items:
       Amortization                                                       2,363                            -0-
       Depreciation                                                         675                            -0-
       Decrease in receivables                                           10,266                            -0-
       Increase in inventory                                            (19,469)                           -0-
       Decrease in payables & accrued expenses                             (966)                           -0-
                                                                  -------------                     ----------

Total cash provided by operating activities                               2,913                            -0-


Total cash used for financing activities:
  Purchase of equipment                                                    (656)                           -0-


Total cash provided
by investing activities:                                                    -0-                            -0-
                                                                  -------------                     ----------

Net increase in cash                                                      2,257                            -0-


Cash, beginning of period                                                 1,667                            -0-
                                                                  -------------                     ----------

Cash, end of period                                               $       3,924                     $      -0-
                                                                  =============                     ==========

                           MIGHTY POWER U.S.A., INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY
                       Three months ended March 31, 1996





                                                     Common Stock                 Additional
                                                     ------------                   Paid In              Accumulated
                                            Shares                 Amount           Capital                Deficit
                                            ------                 ------           -------                -------
Balance,
December 31, 1995                         25,000,000               $25,000        $ (20,000)              $ (46,046)


Income, three months
ended March 31, 1996                                                                                         10,044


                                          -------------------------------------------------------------------------
Balance,
March 31, 1996                            25,000,000               $25,000        $ (20,000)              $ (36,002)
                                          ==========               =======        =========               =========

                             MIGHTY POWER USA, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996




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

On July 1, 1988, the Company's name was changed to Seven Oaks Farms, Ltd.

The Company was dormant from 1991 through October 1995.

Effective November 1, 1995 the Company merged with Mighty Power USA, Inc. (Mighty Power), an Oklahoma corporation in the development stage. Mighty Power planned to provide health and food supplements through a multi-level marketing network. In accordance with the merger, the Company effected a reverse split of its common stock on the basis of one share for each two shares outstanding. The Company then issued restricted common stock for all outstanding shares of Mighty Power common stock. This business combination was accounted for by the purchase method of accounting.

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

                             MIGHTY POWER USA, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996




Loss per Share:

Net loss applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Inventory:

The Company values its inventory using the first in first out method of accounting.

Equipment:

Furniture and Equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Expenditures for maintenance, repairs and renewals are charged to expense when incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

Distributor Base:

The distributor base is carried at cost and consists of approximately 3,000 individuals or other entities holding a renewable license to market health and food supplements and certain automotive products. The cost of the Distributor Base is amortized over sixty months using the straight-line method.

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

Revenue Recognition:

Revenues are recognized when distributors pay for a renewable annual license and when product is shipped from inventory to distributors. The license held by each distributor provides for the right to sell the Company's products and receive a commission for each sale. Generally products are shipped immediately after payment is received.

                             MIGHTY POWER USA, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996




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


NOTE B - LONG TERM DEBT:

The note in the original amount of $112,006 bears interest at 12% per annum. Interest is payable quarterly. The note was originally due in one payment on October 31, 1997, but was extended on March 31, 1996 for two more years. The note is secured by the inventory, furniture and equipment, and distributor base of the Company.

Minimum note payment schedule is as follows:

                                           Principal         Interest            Total
                                           ---------         --------            -----
                 December 31, 1996              -0-           11,073           11,073
                 December 31, 1997              -0-           11,043           11,043
                 December 31, 1998              -0-           11,043           11,043
                 October 31, 1999            92,023            9,203          101,226


NOTE C - STOCKHOLDERS' DEFICIT:

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.10. There are no preferred shares issued and outstanding.

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. There are 25,000,000 common shares issued and outstanding as of March 31, 1996.

                             MIGHTY POWER USA, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996




NOTE D - WARRANTIES AND GUARANTEES:

The Company's distributors offer an unconditional 30 day replacement guarantee on all of its products. The Company offers a full replacement warranty to its distributors. No provision or accrual has been made since there is no history of significant replacements and historical returns have been insignificant.


NOTE E - INCOME TAX:

At December 31, 1995, the Company has losses to carry forward of approximately $46,000 which are available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Operating results for the quarter ended March 31, 1997 compare favourably with the prior year since there was no activity the prior year. Sales for this quarter Of $555,403 compare to $211,091 in the last two months of the year ended December 31, 1995. There was also a small net income of $10,044 as opposed to a net loss in periods prior. Sales have continued to increase and the Company is continuing to pursue its business of recruiting sales associates to sell and distribute its nutritional and other products.

Upon the merger on November 1, 1995, the Registrant received a distributor base of approximately 'active', sales associates, that is, those ordering products on a regular basis. As of March 31 that number had increased to approximately 3,050 active associates.

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

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity

The Registrant continues to experience the cash needs of a business where inventory is required to be on hand for shipments but cannot be stockpiled for long periods of time because of the limited shelf life. The necessity for having an inventory on hand also causes the Registrant to tie up large amounts of its liquid resources in inventory. This is not an uncommon situation and is aggravated by growth in number of associates as greater amounts of inventory need to be on hand. This will continue until sales level off or until the inventory on hand is sufficient to cover sales during the lead time on replacing the inventory.

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


There was a net income from operations for the quarter of $10,044 and an increase in cash of $2,257.

Operating activities: the Registrant had $3,038 in non-cash expense (depreciation and amortization). Therefore the income was the product of increased sales. The income generated a decrease in accounts receivable of $10,264; a increase in inventory of $19,469; an decrease in current/other liabilities of $966. These changes caused the Registrant to stablize itself after the initial period where they absorbed start up costs and costs associated with the merger.

Capital Resources

The Registrant's only capital resources are those generated from sales of its products.

There were no stock offerings during the quarter and none are currently planned. The Registrant believes that it can continue to grow internally through cash flow from operations.

There were no plans or requirements for purchase of capital items during the quarter. The Registrant does not foresee any material capital purchase in the coming twelve months.

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

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                 The Registrant continues to try to bring to court the outstanding legal claim in which the Registrant is a defendant. The Registrant believes that the suit is without merit and the likelihood of any loss to the Company is remote.

Item  2.     Changes in Securities.

               Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                 Registrant has no senior securities and accordingly no defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                 Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

                 None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           MIGHTY POWER U.S.A., INC.
                                           ----------------------------
                                            (Registrant)


                                           BY: /s/ CONNIE MARWITZ
                                              -------------------------
                                           Its: Secretary





DATE:   April 10, 1997
        Dallas, Texas

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  27                 Financial Data Schedule