Form 10-Q/A
period 1996-06-30
MIGHTY POWER USA INC
filed 1997-04-14
CIK 830052

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            June 30, 1996

Commission file number:           33-20323

                           Mighty Power U.S.A., Inc.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


       Delaware                                            75-2224643
------------------------                                 ---------------
(State of Incorporation)                                  (IRS ID No.)


    9202 W. Royal Lane, Irving, Texas               75063
 ----------------------------------------         ----------
 (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code:   972-929-2900
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.


                           X     YES         NO
                         -----         -----

Shares of common stock outstanding at June 30, 1996:

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

                           MIGHTY POWER U.S.A., INC.

                                 BALANCE SHEET
                      June 30, 1996 and December 31, 1995

                                   ASSETS
                                               June 30         Dec 31
                                                 1996           1995
                                              ---------       --------
Current assets:
  Cash                                             -0-        $  1,667

  Accounts receivable                            5,552           8,764
  Subscription receivable - related party          -0-           1,500
  Inventory                                     95,467          35,203
                                              --------        --------
  Total current assets                         106,019          47,134

Property & equipment:
  Furniture and equipment                       11,895           8,640
  Accumulated depreciation                     ( 1,687)        (   337)
                                              --------        --------
  Total property & equipment                    10,208           8,303

Other assets:
  Distributor base                              47,265          47,265
  Accumulated amortization                     ( 6,302)        ( 1,575)
                                              --------        --------
  Total other assets                            40,963          45,690
                                              --------        --------

TOTAL ASSETS                                  $157,190        $101,127
                                              ========        ========

                     LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                              $  45,91        $ 29,656

Other payables                                  44,730          19,102
Accrued interest and other                       8,446           1,392
                                              --------        --------
Total current liabilities                       99,095          50,150

Non-current liabilities:
Note payable                                    92,023          92,023
                                              --------        --------
TOTAL LIABILITIES                             $191,118         142,173


STOCKHOLDERS' EQUITY
  Common stock $0.001 Par Value;
  50,000,000 shares authorized;
  25,000,000 shares issued and outstanding      25,000          25,000

  Additional paid in capital                   (20,000)        (20,000)

  Retained deficit                             (43,928)        (46,046)
                                              --------        --------

TOTAL STOCKHOLDERS' EQUITY                    $(38,928)       $(41,046)
                                              --------        --------

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                      $152,190        $101,127
                                              ========        ========

                           MIGHTY POWER U.S.A., INC.

                       STATEMENT OF REVENUES AND EXPENSES
           Six Months and Three Months Ended June 30, 1996, and 1995



                                     Six              Six           Three              Three
                                    Months           Months         Months             Months
                                   June 30          June 30         June 30            June 30
                                     1996             1995           1996                1995
                                   -------          -------         -------            -------
REVENUE:
Revenue                          $1,071,546         $   -0-        $ 516,143            $  -0-
                                 ----------         -------        ---------            ------
Total Revenue                     1,071,546             -0-          516,143               -0-

COST OF GOODS SOLD:
Purchases                           163,765             -0-           70,124               -0-
                                 ----------         -------        ---------            ------

GROSS MARGIN                        907,781             -0-          446,019               -0-

SELLING EXPENSES:
Commissions                         603,527             -0-          302,668               -0-
Other selling expenses              143,314             -0-           73,453               -0-
                                 ----------         -------        ---------            ------
Total selling expenses              746,841             -0-          376,121               -0-

OPERATING EXPENSE:
Amortization                          4,726             -0-            2,363               -0-
Depreciation                          1,350             -0-              675               -0-
Interest expense                      5,121             -0-            2,361               -0-
Legal & accounting                   13,236             -0-            3,428               -0-
General & administrative            134,389             -0-           68,997               -0-
                                 ----------         -------        ---------            ------
Total operating expense             158,822             -0-           77,824               -0-
                                 ----------         -------        ---------            ------

NET INCOME                       $    2,118         $   -0-        $  (7,926)           $  -0-
                                 ==========         =======        =========            ======



Average weighted
shares outstanding               25,000,000      10,000,000       25,000,000        10,000,000


Income (loss) per share              $ 0.00          $ 0.00           $ 0.00            $ 0.00
                                     ======          ======           ======            ======

                           MIGHTY POWER U.S.A., INC.

                            STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1996 and 1995


                                                                      Six                       Six
                                                                     Months                    Months
                                                                     June 30                   June 30
                                                                      1996                      1995
                                                                    --------                  --------
Cash flows from
operating activities:
         Net income                                                 $  2,118                  $    -0-
     Adjustment non-cash items:
           Amortization                                                4,726                       -0-
           Depreciation                                                1,350                       -0-
           Decrease in receivables                                     4,712                       -0-
           Increase in inventory                                     (60,264)                      -0-

           Decrease in payables & accrued expenses                    48,946                       -0-
                                                                    --------                  --------

Total cash provided by operating activities                            1,588                       -0-


Total cash used for financing activities:
  Purchase of equipment                                               (3,255)                      -0-



Total cash provided
by investing activities:                                                 -0-                       -0-
                                                                    --------                  --------

Net increase in cash                                                  (1,667)                      -0-



Cash, beginning of period                                              1,667                       -0-
                                                                    --------                  --------

Cash, end of period                                                 $    -0-                  $    -0-
                                                                    ========                  ========

                           MIGHTY POWER U.S.A., INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY
                         Six months ended June 30, 1996






                            Common Stock         Additional
                            ------------          Paid In      Accumulated
                         Shares       Amount      Capital        Deficit
                        --------      ------      -------        ---------
Balance,
December 31, 1995      25,000,000    $25,000     $( 20,000)     $( 46,046)

Income, three months
ended March 31, 1996                                               10,044

Income, three months
ended June 30, 1996                                               ( 7,926)
                       ----------    -------     ---------      ---------
Balance,
June 30, 1996          25,000,000    $25,000     $( 20,000)     $( 43,928)
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

Furniture and Equipment:

Furniture and Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight -line method. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Operating results for the quarter ended June 30, 1997 compare favourably with the prior year since there was no activity the prior year. Sales for this quarter of $516,233 compare to $211,091 in the last two months of the year ended December 31, 1995 and $555,403 in the first quarter. There was also a net loss of $7,926 for the quarter. Sales have continued and the Company is continuing to pursue its business of recruiting sales associates to sell and distribute its nutritional and other products.

Upon the merger on November 1, 1995, the Registrant received a distributor base of approximately 'active', sales associates, that is, those ordering products on a regular basis. As of June 30 that number had increased to approximately 3,450 active associates.

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

There was a net loss from operations for the quarter of $7,926 and an decrease in cash of $3,924 for the quarter and $1,667 for the six months ended June 30, 1997.

Operating activities: the Registrant had $3,038 in non-cash expense (depreciation and amortization) for the quarter. The operations generated a decrease in accounts receivable of $4,712; an increase in inventory of $50,904; an increase in current/other liabilities of $67,690; and an increase in deposits of $6,641. These changes caused the Registrant to stabilize itself after the initial period where they absorbed start up costs and costs associated with the merger.

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

In the Registrant's business most sales are paid for at the time of, or before, delivery. Therefore there are minimal bad debts (which arise from NSF checks) and the cash flow of the Registrant is not based upon waiting thirty days or more for payment, and so the cash flow follows sales more closely. The Registrant has a thirty day guarantee for product replacement; the amount of returns was negligible for the two months ended December 31, 1995 and the first quarter (less than one half of one percent) and historically for these types of products the return rate is very low.

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




                                          MIGHTY POWER U.S.A., INC.
                                          -------------------------
                                           (Registrant)


                                          BY: /s/ CONNIE MARWITZ
                                             ----------------------
                                          Its: Secretary





DATE:   April 10, 1997
        Dallas, Texas

                                 EXHIBIT INDEX

Exhibit          Description
-------          -----------
  27             Financial Data Schedule