Form 10-Q/A
period 1996-09-30
MIGHTY POWER USA INC
filed 1997-04-14
CIK 830052

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:              September 30, 1996

Commission file number:             33-20323

                           Mighty Power U.S.A., Inc.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

       Delaware                                               75-2224643
------------------------                                  -----------------
(State of Incorporation)                                     (IRS ID No.)


          9202 W. Royal Lane, Irving, Texas                    75063
       -----------------------------------------           -------------
        (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:   972-929-2900
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.


                          X   YES           NO
                       -------        ------

Shares of common stock outstanding at September 30, 1996:

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

                           MIGHTY POWER U.S.A., INC.

                                 BALANCE SHEET
                    September 30, 1996 and December 31, 1995

                                     ASSETS

                                                        Sept 30        Dec 31
                                                         1996           1995
                                                       ---------      ---------
Current assets:
  Cash                                                 $     -0-      $   1,667
  Accounts receivable                                      5,552          8,764
  Subscription receivable - related party                    -0-          1,500
  Inventory                                               86,107         35,203
                                                       ---------      ---------
  Total current assets                                    91,659         47,134

Property & equipment:
  Furniture and equipment                                 16,505          8,640
  Accumulated depreciation                                (2,362)          (337)
                                                       ---------      ---------
  Total property & equipment                              14,143          8,303

Other assets:
  Distributor base                                        47,265         47,265
  Accumulated amortization                                (8,665)        (1,575)
                                                       ---------      ---------
  Total other assets                                      45,241         45,690
                                                       ---------      ---------

TOTAL ASSETS                                           $ 151,043      $ 101,127
                                                       =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                       $  31,085      $  29,656
Other payables                                            75,548         19,102
Accrued interest and other                                11,207          1,392
                                                       ---------      ---------
Total current liabilities                                117,840         50,150

Non-current liabilities:
Note payable                                              92,023         92,023

TOTAL LIABILITIES                                      $ 209,863        142,173

STOCKHOLDERS' EQUITY
  Common stock $0.001 Par Value;
  50,000,000 shares authorized;
  25,000,000 shares issued and outstanding                25,000         25,000

  Additional paid in capital                             (20,000)       (20,000)
  Retained deficit                                       (63,820)       (46,046)
                                                       ---------      ---------

TOTAL STOCKHOLDERS' EQUITY                             $ (58,820)     $ (41,046)
                                                       ---------      ---------

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                               $ 151,043      $ 101,127
                                                       =========      =========

                          MIGHTY POWER U.S.A., INC.

                      STATEMENT OF REVENUES AND EXPENSES
       Nine Months and Three Months Ended September 30, 1996, and 1995



                               Nine            Nine          Three           Three
                              Months          Months        Months          Months
                             Sept 30         Sept 30        Sept 30         Sept 30
                               1996            1995          1996            1995
                           ------------    -----------   ------------    -----------
REVENUE:
Revenue                    $  1,567,809    $       -0-   $    496,264    $       -0-
                           ------------    -----------   ------------    -----------
Total Revenue                 1,567,809            -0-        496,264            -0-

COST OF GOODS SOLD:
Purchases                       274,135            -0-        110,371            -0-
                           ------------    -----------   ------------    -----------

GROSS MARGIN                  1,293,674            -0-        385,893            -0-

SELLING EXPENSES:
Commissions                     867,283            -0-        263,756            -0-
Other selling expenses          161,223            -0-         17,908            -0-
                           ------------    -----------   ------------    -----------
Total selling expenses        1,028,506            -0-        281,664            -0-

OPERATING EXPENSE:
Amortization                      7,090            -0-          2,363            -0-
Depreciation                      2,025            -0-            675            -0-
Interest expense                  7,882            -0-          2,761            -0-
Legal & accounting               17,318            -0-          4,082            -0-
General & administrative        248,627            -0-        114,239            -0-
                           ------------    -----------   ------------    -----------
Total operating expense         282,942            -0-        124,120            -0-
                           ------------    -----------   ------------    -----------

NET INCOME                 $    (17,774)   $       -0-   $    (19,892)   $       -0-
                           ============    ===========   ============    ===========

Average weighted
shares outstanding           25,000,000     10,000,000     25,000,000     10,000,000

Income (loss) per share    $       0.00    $      0.00   $       0.00    $      0.00
                           ============    ===========   ============    ===========

                           MIGHTY POWER U.S.A., INC.

                            STATEMENT OF CASH FLOWS
                 Nine Months Ended September 30, 1996 and 1995


                                                       Nine        Nine
                                                      Months      Months
                                                     Sept 30      Sept 30
                                                       1996        1995
                                                     --------    --------
Cash flows from operating activities:
         Net income                                  $(17,774)   $    -0-
     Adjustment non-cash items:
           Amortization                                 7,090         -0-
           Depreciation                                 2,025         -0-
           Decrease in receivables                      4,712         -0-
           Increase in inventory                      (50,904)        -0-
           Increase in deposits                        (6,641)        -0-
           Decrease in payables & accrued expenses     67,690         -0-
                                                     --------    --------

Total cash provided by operating activities             6,198         -0-


Total cash used for financing activities:
  Purchase of equipment                                (7,865)        -0-


Total cash provided
by investing activities:                                  -0-         -0-

Net increase in cash                                   (1,667)        -0-


Cash, beginning of period                               1,667         -0-

Cash, end of period                                  $    -0-    $    -0-
                                                     ========    ========

                           MIGHTY POWER U.S.A., INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY
                      Nine months ended September 30, 1996




                                                                       Additional
                                            Common Stock                Paid In                  Accumulated
                                      Shares            Amount           Capital                   Deficit
                                    ----------         -------         ---------                 ---------
         Balance,
         December 31, 1995          25,000,000         $25,000         $ (20,000)                $ (46,046)

         Income, three months
         ended March 31, 1996                                                                       10,044

         Income, three months
         ended June 30, 1996                                                                        (7,926)

         Income, three months
         ended September 30, 1996                                                                  (17,774)


                                    ----------         -------         ---------                 ---------
         Balance,
         September 30, 1996         25,000,000         $25,000         $ (20,000)                $ (58,820)
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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Operating results for the quarter ended September 30, 1997 compare favourably with the prior year since there was no activity the prior year. Sales for this quarter of $496,264 compare to $555,403 and $516,233 in the first and second quarters respectively. There was also a net loss of $17,774 for the quarter most of which can be attributed to one time charges as the Registrant changed facilities to a larger space to accommodate the growth in volume. Sales have continued and the Registrant is continuing to pursue its business of recruiting sales associates to sell and distribute its nutritional and other products.

Upon the merger on November 1, 1995, the Registrant received a distributor base of approximately 'active', sales associates, that is, those ordering products on a regular basis. As of September 30 that number had increased to approximately 3,700 active associates.

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

There was a net loss from operations for the quarter of $17,774 and an decrease in cash of $1,667 for the nine months ended September 30, 1997.

Operating activities: the Registrant had $3,038 in non-cash expense (depreciation and amortization) for the quarter. The operations generated no change in accounts receivable; an decrease in inventory of $9,360; an increase in current/other liabilities of $18,745; and no change in deposits. These changes again were mostly mostly affected by the Registrant's change in business facilities which caused a small disruption to their operations.

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

             The Registrant continues to try to bring to court the outstanding legal claim in which the Registrant is a defendant. The Registrant and its legal counsel believe that the suit is without merit and the likelihood of any loss to the Company is remote.

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





                                              MIGHTY POWER U.S.A., INC.
                                              (Registrant)


                                              BY: /s/ CONNIE MARWITZ
                                                 ------------------------------
                                              Its: Secretary





DATE: April 10, 1997
      Dallas, Texas

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
------               -----------
27                   Financial Data Schedule