Form 10-K
period 1996-12-31
MIGHTY POWER USA INC
filed 1997-04-15
CIK 830052

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                       Commission file number: (33-20323)

                            Mighty Power U.S.A., Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     75-2224643
---------------------------------------                 ------------
    (State of Incorporation)                            (Tax ID No.)

   9202 W. Royal Lane, Irving, Texas                       75063
----------------------------------------                ------------
(Address of principal executive offices)                 (ZIP code)


      Registrant's telephone number, including area code:  972-929-2900

      Securities registered pursuant to Section 12(b) of the Act:  NONE

  Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.

                         YES  X         NO
                             ---           ---

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996:

                                   $1,612,859

Shares of common stock outstanding at March 31, 1997:

                                   29,650,000

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

         The Registrant was dormant from 1991 through October 1995.

         Effective November 1, 1995, the Registrant merged with Mighty Power USA, Inc. (Mighty Power) an Oklahoma corporation in the development stage. Mighty Power planned to provide health and food supplements through a multi-level marketing network. In accordance with the merger, the Registrant effected a reverse split of its common stock on the basis of one share for each two shares outstanding. The Registrant then issued 20,000,000 shares of its $0.001 par value restricted common stock for all 10,000 outstanding shares of Mighty Power common stock. The business combination was accounted for as a 'reverse merger'.

         The Registrant amended its articles of incorporation to change its name to Mighty Power USA, Inc., authorize 50,000,000 shares of $0.001 par value common stock, and authorize 20,000,000 shares of $0.10 par value preferred stock with voting rights and convertible into common stock of the Registrant.

Capital Stock

         The Registrant has 50,000,000 shares of $0.001 par value common stock authorized. There are 29,650,000 shares outstanding.

         The Registrant has 20,000,000 shares of $0.10 par value preferred stock authorized. The preferred stock is convertible into common stock upon terms to be designated by the Board of Directors. There are zero preferred shares outstanding.


ITEM 2.  PROPERTIES

         The Registrant's principal place of business is 9202 W. Royal Lane, Irving, Texas 75063.


ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is a defendant in a suit in which an attorney claims the Registrant owes him legal fees. The Registrant believes that the suit is frivolous and without merit. The Registrant and its legal counsel believe that the likelihood of any loss to the Company is remote. The Registrant will vigorously defend itself should the suit continue to be pursued.

         The officers and directors certify that to the best of their knowledge, neither the Registrant nor any of its officers or directors are parties to any legal proceedings or litigation other than those listed above.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put to the shareholders to approve in the fiscal year ended December 31, 1996.

Subsequent to December 31, 1996, the Registrant entered into an agreement to merge with GlobeNet, Inc., a private Texas corporation whose business is similar to that of the Registrant.

On March 31, 1997, the shareholders voted to approve:

a) a reverse split of the Registrant's outstanding common stock by a factor of 1 for 7.

b)       to approve the capitalization of the company to remain at:

         1. 50,000,000 common shares authorized at $0.001 par value, such shares having voting rights; and

         2. 20,000,000 preferred shares authorized at $0.10 par value, such shares having voting rights and being convertible into common stock of the Registrant at the discretion of the Board of Directors at the time of issuance.

c) the issuance of 7,866,323 shares of common stock of the Registrant for 100% of the outstanding stock of GlobeNet, Inc., a Texas corporation.

d) to change the name of the Registrant from Mighty Power USA, Inc. to GlobeNet International I, Inc.

e)       new directors of the Registrant


PART II.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         a.      Market Information.


                  March 1995                June 1995                Sept 1995                 Dec 1995
                 High     Low              High    Low              High     Low              High    Low
---------------------------------------------------------------------------------------------------------
Bid                no quotes                 no quotes                no quotes                 no quotes
Bid                no quotes                 no quotes                no quotes                 no quotes


                  March 1996                June 1996                Sept 1996                Dec 1996
                 High     Low              High    Low              High     Low            High    Low
---------------------------------------------------------------------------------------------------------
Bid                no quotes               1.125    0.75           0.875     0.0625       0.4375   0.0625
Ask                no quotes               1.625   1.125            1.25       0.50       0.5625   0.3125


         b.      Holders.

         There are approximately five hundred shareholders.

         c.      Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         e.      Warrants

         Registrant has no warrants outstanding.



ITEM 6   SELECTED FINANCIAL DATA

         Set forth below is selected financial data of the Registrant for the past five years. This financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                           1996            1995           1994         1993         1992
                       ------------    ------------    ----------   ----------   ----------
Total revenue          $  2,023,458    $    211,091         $ -0-        $ -0-        $ -0-
Net Income (Loss)          (268,823)        (46,046)          -0-         (100)        (900)
Net loss per share              -0-             -0-           -0-          -0-          -0-
Weighted average
 shares outstanding      26,057,397      25,000,000    25,000,000   25,000,000   25,000,000
Cash dividend                   -0-             -0-           -0-          -0-          -0-
Working capital            (106,062)         (3,016)          -0-          -0-          100
Total assets                213,551         101,127           -0-          -0-          100
Long term debt               92,023          92,023           -0-          -0-          -0-
Stockholders' Equity       (114,569)        (41,046)          -0-          -0-          -0-


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The fiscal year ended December 31, 1996 was the first full year of operations for the Company after adopting a network marketing sales plan. There was a significant increase in revenue and the expected profit was not achieved because of: a) a move to new facilities which required some upfront cash and additional rent expense; however, the move was necessary to accommodate the growth the Company experienced in its sales; and b) a non-cash expense of $195,300 generated by the issuance of common stock of the Company as a sales incentive for its associates.

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

On November 1, 1995 the Registrant effected a stock sale and a merger/purchase of assets which gave it a basis for operations in the last two months of the year ended December 31, 1995. All operating results for those two months as shown in the accompanying financial statements compare favorably with the prior year since there was no activity the prior year. Revenues for the last year ended December 31, 1996 were $2,023,458 with a resulting net loss of $268,823 compared with revenues for the year ended December 31, 1995 (in which there were only two months of operations) of $211,091 with a net loss of $46,046. The operating loss in fiscal 1995 was due to expenses during the merger and reorganization of the Registrant and the level of sales being insufficient to cover expenses. The net loss during fiscal 1996 was due to the associate incentive stock issue ($195,300) and the move to new facilities to accommodate the Registrant's sales growth.

Upon the merger, the Registrant received a distributor base of approximately 3,000 sales associates paying annual renewal fees, of which the Registrant knew or believed that not all were 'active', that is, ordering products on a regular basis; approximately 2,400 (80%) were active. By the end of 1996 the Registrant's active number of sales associates had increased to approximately 4,200 compared to 2,800 at the end of 1995.

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

Subsequent to Year End

On March 31, 1997, the Company entered into a merger agreement with GlobeNet, Inc., a private Texas corporation, engaged in similar activities as the Company. GlobeNet, Inc. has a much larger sales force and provides vitamins and food supplements through a network of distributors throughout the United States and Canada.

Prior to the merger with GlobeNet, Inc., the Company purchased Great Xpectations Marketing, Inc. (Great X), an affiliate of the Company, which provided the Company with some marketing and sales support services. Great X, just prior to being purchased by the Company, purchased all of the assets and assumed the sales tax liability of two other affiliate companies, Health thru Nature, Inc. and Mighty Power U.S.A., LC. The total cost of all these assets and the purchase of Great X was $200,000.00. These purchases gave the Company absolute rights to all the products, formulas, trade names and all other rights to the products it sells and the proprietary software that it uses.

There are no newly issued accounting standards which will affect the financial statements of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity

The Registrant was dormant prior to the merger effective on November 1, 1995. For the fiscal year ended December 31, 1994 and the first ten months of fiscal year 1995, there were no operations and therefore no liquidity issues. At the time the Registrant effected the merger and on November 1, 1995, assets and a plan were introduced which provided a foundation for operations. The newly merged assets created a liquidity and cash flow through the sale of health products which are distributed through a network marketing sales organization. During fiscal 1996, the Registrant revenues provided some significant cash inflows but the tramendous growth also causes the need for expenses to fund the growth. The Registrant believes that fiscal 1997 will create more revenues, greater cash flow and more liquidity as gross profits from sales contribute to the operations overhead.

The nature of the business of the Registrant is such that inventory is required to be on hand for shipments but cannot be stockpiled for long periods of time because of the limited shelf life. The necessity for having an inventory on hand also causes the Registrant to tie up large amounts of its liquid resources in inventory. This is not an uncommon situation and will continue until ales level off or until the inventory on hand is sufficient to cover sales during the lead time on replacing the inventory.

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

At the beginning of the fiscal year ending December 31, 1995 all asset and liability accounts were zero, so all balances in these sections reflect increases due to a) assets purchased and b) changes resulting from the operations of the Registrant in fiscal 1995 and fiscal 1996.

Upon the merger the Registrant received the following in exchange for 20,000,000 shares of stock:

               Subscription receivable   $   4,000
               Furniture and equipment       8,640
               Inventory                    56,101
               Distributor Base             47,265
               Long-Term Debt             (112,006)

In the year ended December 31, 1996, there was a net loss from operations of $268,823, which mostly arose by the one time charge of $195,300 in associate compensation which was not a cash item, but issuance of stock valued at that amount. The loss of $268,823 less the $195,300 gives an adjusted loss of $73,523 which compares to a net loss from the prior year of $46,046 (accumulated in the last two months of the year).

Operating activities: the Registrant had $13,968 and $1,979 in non-cash expense (depreciation and amortization) respectively in 1996 and 1995. Therefore the 1996 loss was financed by: a) a decrease in trade accounts receivable of $5,489; an increase in inventory of $91,557; an increase in current/other liabilities of $185,948. The 1995 loss was financed by: a) an increase in trade accounts receivable of $8,764; a decrease in inventory of $20,898; an increase in current/other liabilities of $50,150. These changes carried the Registrant through the initial period while absorbing start up costs and costs associated with the merger. Many of these costs are non recurring.

Capital Resources

The Registrant has no capital resources to draw upon. The operations are being used to finance the operations. This Registrant revenue stream from sales of its products is the only capital resource that it has.

There were no stock offerings during 1995 or 1996 and none are currently planned. The Registrant believes that it can continue to grow internally from cash flow from operations.

There were no plans or requirements for purchase of capital items during either of the fiscal years presented. The Registrant does not foresee any material capital purchase in the coming fiscal year. In the Registrant's business most sales are paid for at the time of, or before, delivery. Therefore there are minimal bad debts (which arise from NSF checks) and the cash flow of the Registrant is not based upon waiting thirty days or more for payment, and so the cash flow follows sales more closely. The Registrant has a thirty day guarantee for product replacement; the amount of returns was negligible for all periods presented (less than one half of one percent) and historically for these types of products the return rate is very low.

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

         None.

PART III.


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following persons serve as directors and officers of Registrant:

Dr. Forrest E. Watson             Chief Executive Officer and
                                  Chairman of the Board
R. Leon York                      President and Director
Sue Roberts                       Director
Connie Marwitz                    Secretary


ITEM 11  EXECUTIVE COMPENSATION

         The following compensation has been paid or accrued to the officers of the Registrant:

                                             1996              1995
                                             ----              ----
Dr. Forrest E. Watson                      $25,350              -0-
R. Leon York                                30,000           $5,000
Connie D. Marwitz                            3,900           $4,000

         The Registrant approved the following salaries for its Officers for the calendar year 1996:

         Dr. Forrest E. Watson                     $ 72,000
         R. Leon York                                30,000
         Connie D. Marwitz                           31,200

         The Registrant has no retirement or stock option or bonus plan.

         ITEM 12 SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

                                                                                       % of
Title of         Name and address                      Amount of shares                class
                 of owner                                                              owned
------------------------------------------------------------------------------------------------
Common           Connie Dian Marwitz (1)                   7,106,002                   23.97%
                 Stanwyck Trust
                 First Fidelity Trust, Ltd., Trustee
                 2695 Villa Creek #100
                 Dallas, Texas 75234

Common           Dr. Forrest E. Watson (1)                 8,128,503                   27.41%
                 Forum Trust
                 First Fidelity Trust, Ltd., Trustee
                 2695 Villa Creek #100
                 Dallas, Texas 75234

Common           Employee & Associates (2)
                 Profit Sharing Plan                        975,000                     3.29%
------------------------------------------------------------------------------------------------
Common           All Officers, Directors &               16,209,505                    54.67%
                 Beneficial Holders as a Group


(1) Beneficial owners through the above named trusts.
(2) The principals put certain shares of their stock in a segregated plan to use as an incentive for employees and sales associates based upon certain performance criteria. The criteria and method of awarding the stock has not been finalized. The profit sharing plan is a non-qualified plan.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective November 1, 1995, the Registrant merged with Mighty Power USA, Inc. (Mighty Power) an Oklahoma corporation in the development stage. Mighty Power planned to provide health and food supplements through a multi-level marketing network. In accordance with the merger, the Registrant effected a reverse split of its common stock on the basis of one share for each two shares outstanding. The Registrant then issued 20,000,000 shares of its $0.001 par value restricted common stock for all 10,000 outstanding shares of Mighty Power common stock. The business combination was accounted for as a 'reverse merger'.

         Upon completion of the above merger, Stanwyck Trust, Ltd. and Forum Trust became the largest shareholders of the Registrant.

PART IV.

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
         FORM 10-K

(a)      The following documents are filed as a part of this report:
             Included in Part II, Item 8 of this report:

         Accountant's Report

         Balance Sheets - December 31, 1996, and 1995

         Statements of Revenues and Expenses for the Years Ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows for Years Ended December 31, 1996, 1995 and
         1994

         Notes to Financial Statements for Years Ended December 31, 1996, 1995 and 1994


(b) The following reports on Form 8-K were filed for the Registrant during 1996:

                 None.

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


Date:     April 14, 1997


         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


Signature                          Title                         Date
---------                          -----                         ----



 /s/ LEON YORK                    President                 April 14, 1997
--------------------------
Leon York


 /s/ CONNIE MARWITZ               Secretary                 April 14, 1997
--------------------------
Connie Marwitz

                       [J. S. OSBORN, P.C. LETTERHEAD]

                           ==========================




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Mighty Power USA, Inc.
Irving, Texas

We have audited the accompanying balance sheets of Mighty Power USA, Inc. (a Delaware corporation) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' deficit, and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Mighty Power USA, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





J. S. Osborn, P. C.
Dallas, Texas
March 31, 1997

                             MIGHTY POWER USA, INC.

                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS

CURRENT ASSETS:                                          1996          1995
                                                     ----------    ----------
  Cash                                               $        0    $    1,667
  Accounts Receivable                                     3,275         8,764
  Subscription Receivable-related party                       0         1,500
  Inventory                                             126,760        35,203
                                                     ----------    ----------
    Total Current Assets                                130,035        47,134

PROPERTY:
  Leasehold Improvements                                 25,981             0
  Furniture and Fixtures                                  8,903         3,200
  Equipment                                               9,981         5,440
  Computers & software                                      625             0
   Less: Accumulated Depreciation                        (4,852)         (337)
                                                     ----------    ----------
    Total Property                                       40,638         8,303

OTHER  ASSETS:
  Distributor Base ($47,265 net of amort. $11,028)       36,237        45,690
  Rent Deposit                                            6,641             0
                                                     ----------    ----------
    Total Other Assets                                   42,878        45,690
                                                     ----------    ----------

TOTAL ASSETS                                         $  213,551    $  101,127
                                                     ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Bank Overdraft                                     $    7,353    $        0
  Accounts payable                                       63,163        29,656
  Payable to affiliates                                 139,510             0
  Other payables                                         12,103        19,102
  Accrued Interest and Other                             13,968         1,392
                                                     ----------    ----------
    Total Current Liabilities                           236,097        50,150

LONG-TERM LIABILITIES:
  Lont term debt                                         92,023        92,023
                                                     ----------    ----------
   Total Long-term Liabilities                           92,023        92,023

COMMITMENT AND CONTINGENCY (Note D):

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.10 par value; 20,000,000
    shares authorized; no shares issued                       0             0
  Common stock, $0.001 par value; 50,000,000
    authorized; 29,650,000 and 25,000,000
    shares issued and outstanding at
    December 31, 1996 and 1995 respectively              29,650        25,000
  Additional paid-in capital                            170,650       (20,000)
  Accumulated deficit                                  (314,869)      (46,046)
                                                     ----------    ----------
    Total Stockholders' Deficit                        (114,569)      (41,046)
                                                     ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  213,551    $  101,127
                                                     ==========    ==========



                           See accompanying notes.

                             MIGHTY POWER USA, INC.

                            STATEMENTS OF OPERATIONS
             For The Years Ended December 31, 1996, 1995, and 1994


                                           1996            1995            1994
                                      ------------    ------------    ------------
REVENUE:
  Sales                               $  2,021,203    $    211,091    $          0
  Other income                               2,255               0               0
                                      ------------    ------------    ------------
    Total Revenue                        2,023,458         211,091               0

COST OF GOODS SOLD:
  Purchases                                314,077          65,782               0
  Freight & packaging                       34,197               0               0
                                      ------------    ------------    ------------
    Cost of Goods Sold                     348,274          65,782               0

GROSS MARGIN:                            1,675,184         145,309               0

SELLING EXPENSES:
  Associates Fees                                0          15,570               0
  Commissions                            1,329,131          93,000               0
  Other selling expenses                    26,205           4,137               0
                                      ------------    ------------    ------------
    Total Selling Expenses               1,355,336         112,707               0

OPERATING EXPENSE:
 Amortization                               11,185           1,576               0
 Depreciation                                2,783             337               0
 Interest Expense                           10,643           1,908               0
 Legal and accounting                       27,407           4,016               0
 General and Administrative                536,653          70,811               0
                                      ------------    ------------    ------------
   Total Operating Expense                 588,671          78,648               0
                                      ------------    ------------    ------------

NET LOSS:                             $   (268,823)   $    (46,046)   $          0
                                      ============    ============    ============


Weighted average shares outstanding     26,057,397      25,000,000      25,000,000
                                      ============    ============    ============

LOSS PER SHARE:                       $      (0.01)   $      (0.00)   $       0.00
                                      ============    ============    ============




                            See accompanying notes.

                             MIGHTY POWER USA, INC.

           STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT For the Three Years Ended December 31, 1996, 1995, and 1994

                                                  Common                Paid in      Accumulated
                                          Shares            Amount       Capital        Deficit
                                       ------------    ------------   ------------    ------------
Balance, December 31, 1993               25,000,000    $     25,000   $    (25,000)   $          0

Net loss                                                                                         0
                                       ------------    ------------   ------------    ------------
Balance, December 31, 1994               25,000,000    $     25,000   $    (25,000)   $          0

Donated capital - Related Party                                              4,000

Contributed services - Related Party                                         1,000

Net loss                                                                              $    (46,046)
                                       ------------    ------------   ------------    ------------
Balance, December 31, 1995               25,000,000    $     25,000   $    (20,000)   $    (46,046)

Shares issued                             4,650,000           4,650

Net loss                                                                                  (268,823)
                                       ============    ============   ============    ============
Balance, December 31, 1996               29,650,000    $     29,650   $    (20,000)   $   (314,869)
                                       ============    ============   ============    ============



                            See accompanying notes.

                             MIGHTY POWER USA, INC.

                            STATEMENTS OF CASH FLOWS

             For The Years Ended December 31, 1996, 1995, and 1994

                                                 1996         1995          1994
                                             ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (268,823)   $  (46,046)   $        0
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                 11,185         1,575             0
    Depreciation                                  2,783           337             0
    Contributed services                              0         1,000             0
  Changes in working capital:
   (Increase) decrease in
     Accounts receivable                          5,489        (8,764)            0
     Inventory                                  (91,557)       20,898             0
     Rent deposit                                (6,641)
   Increase (decrease) in
     Accounts payable                            33,507        29,656             0
     Other payables                              (6,999)       19,102             0
     Intercompany payables                      139,510             0             0
     Accrued Interest and Other                  12,576         1,392             0
                                             ----------    ----------    ----------
NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:                     (168,970)       19,150             0

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of leasehold improvements        (25,981)            0             0
   Acquisition of furniture and fixtures         (5,703)            0             0
   Acquisition of equipment                      (4,541)            0             0
   Acquisition of computers and software           (625)            0             0
                                             ----------    ----------    ----------
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES:                      (36,850)            0             0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issue stock for commissions                   195,300             0             0
  Payments on subscriptions
    receivable - related party                    1,500         2,500             0
  Payments on long term debt                          0       (19,983)            0
                                             ----------    ----------    ----------
NET CASH (USED)
  BY FINANCING ACTIVITIES:                      196,800       (17,483)            0
                                             ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH:                 (9,020)        1,667             0

CASH AT BEGINNING OF YEAR:                        1,667             0             0
                                             ----------    ----------    ----------

CASH (OVERDRAFT) AT END OF YEAR:             $   (7,353)   $    1,667    $        0
                                             ==========    ==========    ==========


                            See accompanying notes.

                             MIGHTY POWER USA, INC.

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1996, 1995 and 1994



                           SUPPLEMENTAL DISCLOSURE OF


                       CASH FLOW AND NON-CASH ACTIVITIES



                                            1996       1995       1994
                                          --------   --------   --------
CASH FLOW INFORMATION:
  Interest paid                           $      0   $    517   $      0
                                          ========   ========   ========


NON-CASH INVESTING ACTIVITIES
  Acquisition of inventory                $      0   $ 56,101   $      0
  Acquisition of furniture and fixtures          0      8,640          0
  Acquisition of distributor base                0     47,265          0
                                          --------   --------   --------
   Total                                  $      0   $112,006   $      0
                                          ========   ========   ========


NON-CASH FINANCING ACTIVITIES
  Common stock issued for:
  Services - related party                       0      1,000          0
  Commission                               195,300          0          0
  Long-term debt                                 0    112,006          0
                                          --------   --------   --------
   Total                                   195,300    113,006          0
                                          ========   ========   ========



                            See accompanying notes.

                             MIGHTY POWER USA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994




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

On July 1, 1988, the Company's name was changed to Seven Oaks Farms, Ltd.

The Company was dormant from 1991 through October 1995.

In November 1995 the Company merged with Mighty Power USA, Inc. (Mighty Power), an Oklahoma corporation. Mighty Power planned to provide health and food supplements through a multi-level marketing network. In accordance with the merger, the Company effected a reverse split of its common stock on the basis of one share for each two shares outstanding. The Company then issued restricted common stock for all outstanding shares of Mighty Power common stock.

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

                             MIGHTY POWER USA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994




Loss per Share:

Net loss applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Inventory:

The Company values its inventory using the first in first out method of accounting.

Property:

Property is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

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

Payable to Affiliates:

In 1996 the Company carried an amount of $139,510 payable to affiliates. There are three companies that share office and warehouse facilities with the Company and conduct marketing and sales support for the Company. Consequently, one affiliate or another way buy or sell products to the Company or pay expenses on the Company's behalf.

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

Revenue Recognition:

Revenues are recognized when distributors pay a nominal fee for a renewable annual license and when product is shipped from inventory to distributors. The license held by each distributor provides for the right to sell the Company's products and receive a commission for each sale. Generally, products are shipped immediately after payment is received.

                             MIGHTY POWER USA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994




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


NOTE B - LONG TERM DEBT:

The Company incurred an indebtedness for the purchase of inventory, furniture and equipment and distributor base from another company formerly owned by current owners and management of the Company. The note in the original amount of $112,006 bears interest at 12% per annum. Interest is payable quarterly with the principal and any accrued interest due in one payment on October 31, 1999. The note is secured by the inventory, furniture and equipment, and distributor base of the Company. The holder of this note is prohibited from recruiting any of the distributors from the Company's distributor base. During 1996, the holder of this note became a director of the Company.

Minimum note payment schedule is as follows:


                            Principal         Interest            Total
                            ---------         --------            -----
   December 31, 1997              -0-           11,043           11,043

   December 31, 1998              -0-           11,043           11,043

   October 31, 1999            92,023            9,203          101,226


                             MIGHTY POWER USA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994




NOTE C - STOCKHOLDERS' DEFICIT:

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.10. There are no preferred shares issued and outstanding. The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. There are 29,650,000 common shares issued and outstanding as of December 31, 1996.

The Company's common stock and additional paid in capital has been restated to adjust for a one for two reverse stock split in November 1995.

NOTE D - COMMITMENT AND CONTINGENCY:

Commitment

The Company is provided its data processing services by an outside service bureau. This is a two year contract beginning on November 1, 1995. The Company agrees to pay a fee equal to the bureau's cost plus 5% for these services as billed. No amount has been billed and no accrual has been determined for 1995 and no amount can be determined for future periods.

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

NOTE F - INCOME TAX:

The Company has losses to carry forward totaling approximately $315,000 available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

                             MIGHTY POWER USA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994




NOTE G - RELATED PARTY TRANSACTIONS:

The Company had a subscription receivable from a related party. The balance of this receivable was $1,500 as of December 31, 1995.

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

NOTE I - SUBSEQUENT EVENT:

During the first quarter of 1997, the shareholders voted to approve a reverse split of the Company's common stock on the basis of one share for every seven outstanding. The authorized number of common stock remains at 50,000,000 shares.

On March 31, 1997 the Company merged with GlobeNet, Inc. (GlobeNet), a private Texas corporation. GlobeNet provides vitamins and food supplements through a network of distributors throughout the United States and Canada. Under the terms of the merger agreement, 7,866,323 shares of the Company's stock representing approximately 65% of the outstanding common stock was issued for 100% of the outstanding common stock of GlobeNet.

Concurrent with the merger with GlobeNet, an affiliate of the Company, Great Xpectations, Inc. (GXI) acquired all of the assets and liabilities of two other affiliates, Health Thru Nature, Inc. and Mighty Power U.S.A., LC. for $100,000 in promissory notes payable. Then, the Company purchased all of the stock of GXI for a $100,000 promissory note. As a result, GXI became a wholly owned subsidiary of the Company.

As part of the plan of merger the Company will change its name to GlobeNet International I, Inc.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           EXHIBIT
-------          -------
EX-27            Financial Data Schedule