Form 10-Q
period 1997-03-31
GLOBENET INTERNATIONAL I INC
filed 1997-05-20
CIK 830052

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            March 31, 1997

Commission file number:           33-20323

     GlobeNet International I, Inc.   (Formerly Mighty Power U.S.A., Inc.)
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       Delaware                                              75-2224643
------------------------                                   ---------------
(State of Incorporation)                                     (IRS ID No.)


        10575 Newkirk, Suite 780, Dallas, Texas                75220
       --------------------------------------------        --------------
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:   972-401-0052
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.


                           X   YES          NO
                          ---           ---

Shares of common stock outstanding at March 31, 1997:

                                   29,650,000

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

                           MIGHTY POWER U.S.A., INC.

                                 BALANCE SHEET
                      March 31, 1997 and December 31, 1996

                                     ASSETS
                                                                                   Mar 31      Dec 31
                                                                                    1997         1996
                                                                                  ---------    --------
Current assets:
  Cash                                                                            $     -0-    $     -0-
  Accounts receivable                                                                   -0-        3,275
  Inventory                                                                         110,153      126,760
                                                                                  ---------    ---------
  Total current assets                                                              110,153      130,035

Property & equipment:
  Leasehold improvements                                                             25,981       25,981
  Furniture and equipment                                                            21,079       19,509
  Accumulated depreciation                                                           (6,909)      (4,852)
                                                                                  ---------    ---------
  Total property & equipment                                                         40,150       40,638

Other assets:
  Rent deposit                                                                        6,641        6,641
  Distributor base                                                                   47,265       47,265
  Accumulated amortization                                                          (13,392)     (11,028)
                                                                                  ---------    ---------
  Total other assets                                                                 40,515       42,878
                                                                                  ---------    ---------

TOTAL ASSETS                                                                      $ 190,818    $ 213,551
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft                                                                    $   7,644    $   7,353
Accounts payable                                                                     38,854       63,163
Payable to affiliates                                                               104,401      139,510
Other payables                                                                       20,929       12,103
Accrued interest and other                                                           16,728       13,968
                                                                                  ---------    ---------
Total current liabilities                                                           188,556      236,097

Non-current liabilities:
Note payable                                                                         92,023       92,023
                                                                                  ---------    ---------
TOTAL LIABILITIES                                                                 $ 280,579    $ 328,120


STOCKHOLDERS' EQUITY
  Common stock $0.001 Par Value;
  50,000,000 shares authorized;
  29,650,000 shares issued and outstanding                                           29,650       29,650
  Additional paid in capital                                                        170,650      170,650
  Retained deficit                                                                 (290,061)    (314,869)
                                                                                  ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                                                        $ (89,761)   $(114,569)
                                                                                  ---------    ---------

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                                                          $ 190,818    $ 213,551
                                                                                  =========    =========

                           MIGHTY POWER U.S.A., INC.

                       STATEMENT OF REVENUES AND EXPENSES
                  Three Months Ended March 31, 1997, and 1996



                                      Three            Three
                                      Months           Months
                                      Mar 31           Mar 31
                                      1997              1996
                                 ---------------   ---------------
REVENUE:
Revenue                          $       389,106   $       555,402
                                 ---------------   ---------------
Total Revenue                            389,106           555,402

COST OF GOODS SOLD:
Purchases                                 59,873            93,641
                                 ---------------   ---------------

GROSS MARGIN                             329,233           461,761

SELLING EXPENSES:
Commissions                              177,732           300,859
Other selling expenses                       -0-            69,862
                                 ---------------   ---------------
Total selling expenses                   177,732           370,721

OPERATING EXPENSE:
Amortization                               3,662             2,363
Depreciation                                 758               675
Interest expense                           2,761             2,761
Legal & accounting                        44,334             9,809
General & administrative                  75,178            65,388
                                 ---------------   ---------------
Total operating expense                  126,693            80,996
                                 ---------------   ---------------

NET INCOME                       $        24,808   $        10,044
                                 ===============   ===============



Average weighted
shares outstanding                    29,650,000        25,000,000


Income (loss) per share          $          0.00   $          0.00
                                 ===============   ===============

                           MIGHTY POWER U.S.A., INC.

                            STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996


                                                           Three         Three
                                                           Months        Months
                                                           Mar 31        Mar 31
                                                            1997          1996
                                                         ----------    ----------
Cash flows from
operating activities:
         Net income                                      $   24,808    $   10,044

     Adjustment non-cash items:
           Amortization                                       2,364         2,363
           Depreciation                                       2,057           675
           Decrease in receivables                            3,275        10,266
           Increase (decrease) in inventory                  16,607       (19,469)
           Decrease in payables & accrued expenses          (47,832)         (966)
                                                         ----------    ----------

Total cash provided by (used for) operating activities        1,279         2,913


Total cash used for financing activities:
  Purchase of equipment                                      (1,570)         (656)



Total cash provided
by investing activities:                                        -0-           -0-
                                                         ----------    ----------

Net increase (decrease) in cash                                (291)        2,257


Cash, beginning of period                                    (7,353)        1,667
                                                         ----------    ----------

Cash, end of period                                      $   (7,644)   $    3,924
                                                         ==========    ==========

                           MIGHTY POWER U.S.A., INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY
          Year Ended December 31, 1996 and the Three Months ended March 31, 1997






                                        Common Stock           Additional
                                  -----------------------       Paid In       Accumulated
                                   Shares          Amount       Capital        Deficit
                                  ---------        ------      ----------     -----------
         Balance,
         December 31, 1995       25,000,000    $    25,000   $   (20,000)   $   (46,046)


         Shares issued            4,650,000          4,650       190,650


         Shares issue

         Net loss, year ended
         December 31, 1996                                                     (268,823)


                                 ------------------------------------------------------
         Balance,
         December 31, 1996       29,650,000    $    29,650   $   170,650    $  (314,869)


         Income, three months
         ended March 31, 1997                                                    24,808


                                 ------------------------------------------------------
         Balance,
         March 31, 1997          29,650,000    $    29,650   $   170,650    $  (290,061)
                                ===========    ===========   ===========    ===========

                             MIGHTY POWER USA, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997




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

                             MIGHTY POWER USA, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997




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

Distributor Base:

The distributor base is carried at cost and consists of approximately 3,000 individuals or other entities holding a renewable annual license to market health and food supplements and certain automotive products. The cost of the Distributor Base is being amortized over sixty months using the straight -line method.

Long-Lived Assets

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Generally accepted accounting principals require recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Consequently, the Company assesses its assets annually for impairment and writes down any amounts necessary as a result of the assessment.

Revenue Recognition:

Revenues are recognized when distributors pay for a renewable annual license and when product is shipped from inventory to distributors. The license held by each distributor provides for the right to sell the Company's products and receive a commission for each sale. Generally products are shipped immediately after payment is received.

                             MIGHTY POWER USA, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997




Income Tax:

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

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. There are 29,650,000 common shares issued and outstanding as of March 31, 1997.

                             MIGHTY POWER USA, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997





NOTE D - WARRANTIES AND GUARANTEES:

The Company's distributors offer an unconditional 30 day replacement guarantee on all of its products. The Company offers a full replacement warranty to its distributors. No provision or accrual has been made since there is no history of significant replacements and historical returns have been insignificant.


NOTE E - INCOME TAX:

The Company has losses to carry forward of approximately $290,000 which are available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

NOTE F - SUBSEQUENT EVENTS:

On March 31, 1997, the shareholders voted to approve a reverse split of the Company's common stock on the basis of one share for every seven shares outstanding. The authorized number of common stock remains at 50,000,000 and the par value remains at $0.001 per share.

On March 31, 1997, the shareholders also approved a merger with GlobeNet, Inc. (GlobeNet), a private Texas corporation. GlobeNet provides vitamins and food supplements through a network of distributors throughout the United States and Canada. Under the terms of the merger agreement, 7,866,323 shares of the Company's common stock, representing approximately 65% of the outstanding common stock, were issued to GlobeNet shareholders.

Concurrent with the merger with GlobeNet, an affiliate of the Company, Great Xpectations, Inc. (GXI) acquired all of the assets and one liability of two other affiliates, Health thru Nature, Inc. And Mighty Power U.S.A., LC for $100,000 in promissory notes payable. Then the Company purchased all of the stock of GXI for a $100,000 promissory note. As a result, GXI became a wholly owned subsidiary of the Company.

As part of the plan and agreement of merger, the Company changed its name to GlobeNet International I, Inc.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Operating profit for the quarter ended March 31, 1997 compares favourably with the prior year first quarter profit of $10,044 although sales for this quarter of $389,106 were down from the same period last year when sales were $555,402. The Registrant had a dispute with a group of sales associates which caused a reduction in performance in their sales and a reduction in the sales support those sales associates gave their down line thereby causing a disruption in the sales performance of the Registrant. The most significant factor in the increased profitability, even though sales were down, was in the percentage of commissions paid to the Registrant's sales associates. The percentage of commissions can vary widely depending on how much volume certain distribution groups generate. The lower commission percentage was the result of lower sales volume. The Registrant also incurred fees for certain one time legal services that reduced its net profit. After resolution of the above mentioned dispute, sales have started to climb again as the Registrant develops new ways to recruit new sales associates and to provide sales support to those already selling the Registrant's products. The Registrant sells and distributes its nutritional and other products through a network of independent sales associates.

The Registrant has continued to increase its 'active' distributor base, that is, those ordering products on a regular basis, even though the group of associates affected by the dispute are ordering less. As of March 31 that number had increased to approximately 4,100 active associates.

There have been no economic events or changes that have affected the sales or income/loss from operations of the Registrant and there are no economic trends or uncertainties that the Registrant expects will have a material impact on net sales, revenue, or income from operations. The Registrant believes it has purchased its products at the best price and that any price increases in the foreseeable future will be small. Any such price increases would be passed on to the consumers. In addition, the Registrant at this time does not believe that inflation will have a material impact on the results of operations.

LIQUIDITY AND CAPITAL RESOURCES:
Liquidity

The Registrant is at another hurdle in its expansion. While new associates are added regularly, the Registrant must also continue to motivate and support the existing sales associates and continue to develop new products in the ever changing marketplace. The Registrant continues to experience the cash needs of a business where inventory is required to be on hand for shipments but cannot be stockpiled for long periods of time because of the limited shelf life. The necessity for having an inventory on hand also causes the Registrant to tie up large amounts of its liquid resources in inventory. This is not an uncommon situation and is aggravated by growth in number of associates as greater amounts of inventory need to be on hand. This will always be the situation if sales are increasing.

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

The Registrant generated a net profit from operations of $24,808 and $10,044 for the quarters ended March 31, 1997 and 1996 respectively, even though the sales for the current quarter declined to $389,106 from $555,402 in the same quarter of the prior year. There also was a decrease in cash of $291 for the three months ended March 31, 1997.

Operating activities which caused this small decrease were as follows: the Registrant had $4,420 in non-cash expense (depreciation and amortization) for the quarter; a decrease in accounts receivable of $3,275; a decrease in inventory of $16,607; a decrease in current/other liabilities of $47,832; and no change in deposits. These changes were mostly affected by the Registrant's efficient operations and a reduction of the amount of commissions earned and paid.

Capital Resources

The Registrant's only capital resources are those generated from sales of its products.

The Registrant believes that it can continue to grow internally through cash flow from operations.

There were no plans or requirements for purchase of capital items during the quarter. The Registrant does not foresee any material capital purchases in the next twelve months.

In the Registrant's business most sales are paid for at the time of, or before, delivery. Therefore there are minimal bad debts (which arise from NSF checks) and the cash flow of the Registrant follows sales closely. The Registrant has a thirty day guarantee for product replacement; the amount of returns has been negligible in the past.

There are no known favorable or unfavorable trends in the Registrant's capital resources, that might affect its capital resources. Although the Registrant believes it can fund operations internally, a significant cash infusion would speed the process of sales growth.

SUBSEQUENT EVENT - MERGER WITH GLOBENET, INC.

On March 31, 1997, the shareholders of the Registrant approved a merger with GlobeNet Inc., a private Texas corporation whose business is similar to that of the Registrant. The merger was completed in early April with an accounting effective date of April 1, 1997. The business combination was accounted for as a reverse merger. PRO FORMA FINANCIAL STATEMENTS FOLLOW TO SHOW HOW THE HISTORICAL FINANCIAL STATEMENTS MIGHT HAVE BEEN AFFECTED IF THE TRANSACTION HAD OCCURRED ON JANUARY 1, 1996. The pro forma financial statements that follow show the balance sheets for March 31, 1997 and December 31, 1996 and the statements of income for the three and twelve months then ended, respectively.

GlobeNet Inc. (hereafter "GlobeNet") was incorporated in Texas in June 1995 to serve as a holding company for certain affiliated companies which are described below.

Through its subsidiaries, GlobeNet is primarily engaged in the marketing of approximately 200 nutritional products and personal care products, including 32 skin care products. GlobeNet's nutritional products include herbs, vitamins, beverages, diet and weight loss plans, and mineral and food supplements. Personal care and skin products include natural skin, hair and beauty care products. GlobeNet sells its products to a sales force of independent distributors who use the products themselves or resell them to other distributors or consumers. GlobeNet sells its products from office/warehouse facilities leased by GlobeNet in the United States and Canada, and under third party marketing agreements in Indonesia, Sweden and Japan.

GlobeNet's principal U.S. marketing operations are conducted through Royal Body Care, Inc., a Texas corporation ("RBC- US") formed in 1991. GlobeNet also operates a sophisticated quality control and product development laboratory through RBC-US. GlobeNet owns all of the oustanding capital stock of RBC-US.

Royal Body Care, Inc. (Canada), a Canadian corporation (RBC-Canada) was formed in 1992 to market in Canada through a network of independent distributors the products then being marketed by RBC-US. Shortly after its formation, RBC-Canada acquired all of the outstanding capital stock of Pure Life International Products, Inc. (Pure Life), then a 12 year old company which distributed the Pure Life brand line of nutritional products. After this acquisition, the Pure Life products were introduced to the U.S. market through RBC-US. GlobeNet owns all of the outstanding capital stock of RBC- Canada.

In 1995, RBC-US entered into separate agreements to license the exclusive rights to sell its products in Indonesia and Sweden through office/warehouse facilities owned and operated by third parties in the respective countries. In the first quarter of 1996, Globenet entered into a similar arrangement with a third party licensee to market GlobeNet's products in Japan. The license agreements also provide that GlobeNet has the right to terminate the respective licensees if specified minimum sales levels are not met.

                GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES
                     (Formally  MIGHTY POWER U.S.A., INC.)
                     PRO FORMA CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                    ASSETS

                                               Mar 31            Dec 31
                                                1997              1996
                                           --------------    --------------
Current assets:
  Cash                                     $      225,198    $       89,905
  Accounts receivable                             103,606            30,305
  Inventory                                     1,352,799         1,356,432
  Prepaid expenses                                 41,395            63,560
                                           --------------    --------------
  Total current assets                          1,722,998         1,540,202


Property & equipment:
   Property and equipment                       1,177,129         1,166,973
  Accumulated depreciation                       (654,720)         (624,646)
                                           --------------    --------------
  Total property & equipment                      522,409           542,327

Other assets:
  Other assets                                    218,287           195,301
  Goodwill (net of amortization)                1,957,949         1,970,192
                                           --------------    --------------
  Total other assets                            2,176,236         2,165,493
                                           --------------    --------------

TOTAL ASSETS                               $    4,421,643    $    4,248,022
                                           ==============    ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                           $      470,233    $      924,705
Accrued liabilities                               820,938           736,074
Current Portion - notes payable                    78,950           159,318
                                           --------------    --------------
Total current liabilities                       1,370,121         1,820,097


Non-current liabilities:
Notes payable (net of current portion)          1,270,881           681,076
                                           --------------    --------------
TOTAL LIABILITIES                          $    2,641,002    $    2,501,173


STOCKHOLDERS' EQUITY
  Common stock $0.001 Par Value;
  50,000,000 shares authorized;
  12,102,037 shares issued and outstanding         12,102            12,102

  Additional paid in capital                    9,303,610         9,303,610

  Retained deficit                             (7,535,744)
                                                                 (7,570,444)
  Cumulative translation adjustment                   673             1,581
                                           --------------    --------------

TOTAL STOCKHOLDERS' EQUITY                 $    1,780,641    $    1,746,849
                                           --------------    --------------

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                   $    4,421,643    $    4,428,022
                                           ==============    ==============

                GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES
                     (Formally  MIGHTY POWER U.S.A., INC.)
           PRO FORMA CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
  Three Months Ended March 31, 1997, and Twelve Months Ended December 31, 1996



                                         Three          Twelve
                                         Months         Months
                                         Mar 31         Dec 31
                                          1997           1996
                                      ------------   ------------
Net sales                                3,187,370     10,799,502

Cost of goods sold                         798,191      2,917,979
                                      ------------   ------------

Gross margin                             2,389,179      7,881,523


Operating expenses:
Distributor commissions                  1,167,950      4,354,969
Depreciation and amortization               32,618        202,225
Selling, general and administrative      1,151,150      3,520,119
Interest expense                             2,761         66,889
                                      ------------   ------------
Total operating expense                  2,354,479      8,144,202
                                      ------------   ------------

NET INCOME                            $     34,700   $   (262,679)
                                      ============   ============

PART II.     OTHER INFORMATION

Item  1.     Legal Proceedings.

                 The Registrant continues to try to bring to an end the outstanding legal claim in which the Registrant is a defendant. The Registrant believes that the suit is without merit and the likelihood of any loss to the Company is remote.

Item  2.     Changes in Securities.

                 Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                 Registrant has no senior securities and accordingly no defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                 On March 31, 1997 the Company submitted to its shareholders for vote the following, all of which were approved:

                 a) a reverse stock split of the Registrant's common stock on the basis of 1 for 7.

                 b) to approve the capitalization of the Registrant to remain at:
                 1. 50,000,000 common shares authorized at $0.001 par value, such shares having voting rights; and
                 2. 20,000,000 preferred shares authorized at $0.10 par value, such shares having voting rights and being convertible into common stock of the Registrant at the discretion of the Board of Directors at the time of issuance.

                 c) the issuance of 7,866,323 shares (post split) of the Registrant's newly issued restricted common stock in connection with the merger with GlobeNet Inc., a private Texas corporation.

                 d) to change the name of the Registrant from Mighty Power U.S.A., Inc. to GlobeNet International I, Inc.

                 e) new directors of the Registrant.

Item  5.     Other Information.

                 None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Globenet International I, Inc.
                                        (Registrant)


                                        BY: /s/ CONNIE MARWITZ
                                           ------------------------------------






DATE:   May 20, 1997
        Dallas, Texas

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

  27              Financial Data Schedule