Form 10-Q
period 1997-06-30
GLOBENET INTERNATIONAL I INC
filed 1997-08-19
CIK 830052

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        June 30, 1997

Commission file number:       33-20323


      GlobeNet International I, Inc. (Formerly Mighty Power U.S.A., Inc.)
      -------------------------------------------------------------------
             (exact name of registrant as specified in its charter)
             ------------------------------------------------------

             Delaware                                  75-2224643
      ------------------------                     ---------------------
      (State of Incorporation)                     (IRS Employer ID No.)

                 10575 Newkirk, Suite 780, Dallas, Texas 75220
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:     972-401-0052

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  YES        X    NO
                            -----          -----


Shares of common stock outstanding at June 30, 1997:


                                   12,220,185

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        Page Number
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                  as of June 30, 1997 and December 31, 1996                  3

                  Condensed Consolidated Statements of
                  Operations for the quarters ended June 30,
                  1997 and 1996                                              4

                  Condensed Consolidated Statements of
                  Operations for the six months ended June 30,
                  1997 and 1996                                              5

                  Condensed Consolidated Statements of
                  Cash Flows for the six months ended June 30,
                  1997 and 1996                                              6

                  Notes to Condensed Consolidated Financial
                  Statements                                              7-12

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                             13-16


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                         17

         Item 2.  Changes in Securities                                     17

         Item 3.  Defaults Upon Senior Securities                           17

         Item 4.  Submission of Matters to a Vote of Security Holders       17

         Item 5.  Other Matters                                             17

Item 1.     FINANCIAL STATEMENTS

                         GLOBENET INTERNATIONAL I, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                    JUNE 30,       DECEMBER 31,
                                                     1997              1996
                                                 ------------      ------------
ASSETS
Current assets:
     Cash                                        $    168,422      $     94,630
     Accounts receivable                               83,667            27,030
     Inventories                                    1,690,797         1,229,672
     Prepaids and other                                96,457            63,560
                                                 ------------      ------------
        Total current assets                        2,039,343         1,414,892

Property & equipment, net                             632,913           487,803

Goodwill, net                                       2,082,570         2,009,803

Other assets                                          157,054            54,995
                                                 ------------      ------------
                                                 $  4,911,880      $  3,967,493
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt           $     65,097      $     63,833
     Notes payable                                    223,864            65,199
     Accounts payable                                 731,471           843,151
     Accrued liabilities                              989,721           591,890
                                                 ------------      ------------
        Total current liabilities                   2,010,153         1,564,073

Long term debt, net of current portion              1,049,061           367,571
Note payable to shareholder                              --              51,768

Shareholders' equity:
     Common stock, $0.001 par value;
        50,000,000 shares authorized;
        12,220,185 and 12,101,905 shares
        issued and outstanding, respectively           12,220            12,102
     Paid in capital                                9,370,730         9,303,610
     Accumulated deficit                           (7,530,999)       (7,333,212)
     Cumulative translation adjustment                    715             1,581
                                                 ------------      ------------
                                                    1,852,666         1,984,081
                                                 ------------      ------------
                                                 $  4,911,880      $  3,967,493
                                                 ============      ============


           See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              For the Quarter Ended June 30,
                                              ------------------------------
                                                  1997              1996
                                              ------------      ------------
Sales                                         $  3,464,508      $  1,892,725

Cost of goods sold                                 843,110           490,241
                                              ------------      ------------
     Gross margin                                2,621,398         1,402,484

Operating expenses
     Distributor commissions                     1,266,877           735,032
     Selling, general and administrative         1,553,155           602,139
                                              ------------      ------------
        Total operating expenses                 2,820,032         1,337,171
                                              ------------      ------------
Income (loss) before income taxes                 (198,634)           65,313

     Provision for income taxes                       --               7,520
                                              ------------      ------------
Net income (loss)                             $   (198,634)     $     57,793
                                              ============      ============
Income (loss) per share:

Weighted average common shares outstanding      12,175,736        11,007,613

Income (loss) per share                       $      (0.02)     $       0.01
                                              ============      ============



           See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             For the Six Months Ended June 30,
                                             ---------------------------------
                                                  1997              1996
                                             -------------      --------------
Sales                                         $  6,232,555      $  3,433,167

Cost of goods sold                               1,581,428         1,007,543
                                              ------------      ------------
     Gross margin                                4,651,127         2,425,624

Operating expenses
     Distributor commissions                     2,257,095         1,215,883
     Selling, general and administrative         2,591,819         1,139,343
                                              ------------      ------------
        Total operating expenses                 4,848,914         2,355,226
                                              ------------      ------------

Income (loss) before income taxes                 (197,787)           70,398

     Provision for income taxes                       --              12,339
                                              ------------      ------------
Net income (loss)                             $   (197,787)     $     58,059
                                              ============      ============


Income (loss) per share:

Weighted average common shares outstanding      12,138,821        10,756,678

Income (loss) per share                       $      (0.02)     $       0.01
                                              ============      ============


           See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the Six Months Ended June 30,
                                                          ---------------------------------
                                                               1997              1996
                                                          -------------      --------------
Cash flows from operating activities:
     Net income (loss)                                     $   (197,787)     $     58,059
     Adjustment for non-cash items:
        Depreciation and amortization                           130,272            82,647
        (Increase) decrease in accounts receivable              (44,884)          (49,499)
        (Increase) decrease in inventory                       (354,208)         (209,894)
        (Increase) decrease in prepaids and other               (33,223)          (33,917)
        (Increase) decrease in other assets                     (57,623)           85,350
        Increase (decrease) in accounts payable
            and accrued expenses                                 32,857           465,477
        Increase (decrease) in notes payable                    (41,901)             --
                                                           ------------      ------------
Total cash provided by (used for) operating activities         (566,497)          398,223
                                                           ------------      ------------
Cash flows from investing activities:
     Purchase of property and equipment                         (74,444)          (66,102)
     Proceeds from sale of equipment                             15,000             1,050
     Cash acquired by merger                                     61,694              --
                                                           ------------      ------------
Total cash provided by (used for) investing activities            2,250           (65,052)
                                                           ------------      ------------
Cash flows from investing activities:
     Proceeds from private placement                               --             162,500
     Issuance of long term debt                                 725,000              --
     Payments of long term debt and capital leases              (36,802)          (39,107)
     Repayment of advances from shareholder                     (51,028)         (162,729)
                                                           ------------      ------------
Total cash provided by (used for) financing activities          637,170           (39,336)
                                                           ------------      ------------
Effect of exchange rate changes on cash flows                       869            (1,380)
                                                           ------------      ------------
Net increase (decrease) in cash                                  73,792           292,455

Cash, beginning of period                                        94,630            74,703
                                                           ------------      ------------
Cash, end of period                                        $    168,422      $    367,158
                                                           ============      ============


           See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying condensed consolidated financial statements were prepared by management without audit. These financial statements have not been examined by independent public accountants. Management believes that these financial statements present fairly, in all material respects, the information set forth therein. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996, the Company's Form 10-Q for the quarter ended March 31, 1997 and the Company's Form 8-K/A dated June 3, 1997.

NOTE 2 - BUSINESS HISTORY:

The Company was organized February 12, 1988, as a Delaware corporation under the name Jason Ray Corporation. On July 1, 1988, the Company's name was changed to Seven Oaks Farms, Ltd. and conducted operations that were ultimately liquidated in 1991. The Company conducted no operating activities from 1991 through October 1995.

Effective November 1, 1995 the Company merged with Mighty Power USA, Inc. (Mighty Power), an Oklahoma corporation in the development stage. Mighty Power was being organized to distribute nutritional and food supplements through a network of independent distributors. In connection with this merger the Company changed its name to Mighty Power USA, Inc.

Effective April 1, 1997 the Company merged with GlobeNet Inc. (GNI), a Texas corporation. In connection with this merger the Company changed its name to GlobeNet International I, Inc.

Through its subsidiaries and licensees, GNI was engaged in the distribution of personal and skin care products and nutritional supplements through a network of independent distributors in the U.S., Canada, Sweden, Indonesia and Japan. GNI conducted its U.S. operations through its wholly owned subsidiaries Royal BodyCare, Inc. (RBC-US) and Arlington Laboratories, Inc. GNI conducted its Canadian operations through wholly owned subsidiaries Royal BodyCare, Inc. (Canada) (RBC-Canada) and Pure Life International Products, Inc. (Pure Life). RBC-Canada and Pure Life are organized under the Canadian Business Corporation Act. A subsidiary of the Company, Kalo Vita, Inc. (KV) filed for bankruptcy in 1994. The Company does not have control of this entity; therefore it is not consolidated in these financial statements.

In addition to operations conducted by its subsidiaries, GNI also distributed products through license arrangements with third parties in Sweden, Indonesia and Japan.

NOTE 3 - MERGER WITH GNI:

Effective April 1, 1997, the Company merged with GNI. Under the terms of the merger agreements, the Company effected a reverse split of its common stock on the basis of one share for every seven shares outstanding. GNI then exchanged all of its outstanding common stock for 10,407,750 shares, or 86%, of the Company's common stock. Of the shares that were transferred to the GNI, 7,866,323 shares were newly issued shares of the Company. The remaining 2,541,427 shares were transferred to GNI by certain shareholders of the Company. In connection with this merger the Company changed its name to GlobeNet International I, Inc.

This transaction, a purchase, was accounted for as a reverse merger with GNI being the acquirer. Accordingly, GNI's historical financial statements are now the Company's historical financial statements.

Concurrent with the merger, an affiliate of the Company, Great Xpectations Marketing, Inc. (GXI), acquired all of the assets and liabilities of two other affiliates of the Company, Health Thru Nature, Inc. (HTN) and Mighty Power USA, L.C. (MPLC) for $100,000 in notes payable. The Company then purchased all of the outstanding common stock of GXI for a $100,000 note payable.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the Mighty Power/GNI merger had occurred at the beginning of periods presented, after including the impact of certain adjustments including amortization of intangibles.

                      Six Months Ended June 30,
                    ----------------------------
                        1997            1996
                    ------------    ------------
Sales               $  6,643,344    $  5,805,027
Net income (loss)       (173,702)         81,581

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

NOTE 4 - INVENTORIES:

                                 June 30, 1997     December 31, 1996
                                 -------------     ------------------
Finished goods                    $  1,190,085       $  1,057,998
Packaging materials and other          500,712            171,674
                                  ------------       ------------
                                  $  1,690,797       $  1,229,672
                                  ============       ============

NOTE 5 - GOODWILL:

Goodwill was recorded as a result of several acquisitions made by the Company (including certain pre merger acquisitions by GNI):

                                    June 30, 1997   December 31, 1996
                                    ------------    -----------------
Pure Life                           $    843,622      $    843,622
Light Force, Inc. (Light Force)        1,407,623         1,407,623
HTN                                       51,511              --
GXI                                       79,170              --
                                    ------------      ------------
                                       2,381,926         2,251,245
Less - accumulated amortization         (299,356)         (241,442)
                                    ------------      ------------
                                    $  2,082,570      $  2,009,803
                                    ============      ============

Goodwill is amortized over 20 years and is reviewed for impairment on an annual basis.

NOTE 6 - NOTES PAYABLE:

In connection with the Company's acquisition of certain affiliates described in
Note 3, the Company issued or assumed no interest notes payable aggregating $200,000. $100,000 of these notes are due August 31, 1997 with the remainder due September 30, 1997.

Also included in notes payable are short term borrowings under a line of credit arrangement between RBC-Canada and a Canadian bank. The line of credit arrangement is renewable on an annual basis and borrowings thereunder bear interest at 10% per annum.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                              June 30, 1997   December 31, 1996
                              -------------   -----------------
Distributor commissions        $    463,486     $    386,263
Sales tax                           207,605           30,164
Accrued payroll expenses            114,060           46,232
Accrued marketing expenses           59,226           12,964
Other                               145,344          116,267
                               ------------     ------------
                               $    989,721     $    591,890
                               ============     ============

NOTE 8 - LONG TERM DEBT:

Long term debt consists of the following:

                                        June 30, 1997    December 31, 1996
                                        -------------    -----------------
Convertible notes                        $    583,000      $       --
Note payable - former KV shareholder          250,000           250,000
Notes payable - banks                          59,894            62,381
Notes payable                                 108,351              --
Debentures                                     25,000            50,000
Capital leases                                 87,913            69,023
                                         ------------      ------------
                                            1,114,158           431,404
Less - current portion                        (65,097)          (63,833)
                                         ------------      ------------
                                         $  1,049,061      $    367,571
                                         ============      ============

In the first quarter of 1997, GNI sold convertible notes to certain individuals, principally shareholders, foreign affiliates and distributors. Aggregate proceeds from the sale of the notes was $740,000, including the exchange of a $25,000 debenture for a $25,000 convertible note as described below. The convertible notes bear interest at 10%, payable quarterly, and are due two years from the date of issuance. In accordance with the terms of the merger agreements, these notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on a per share conversion price of $1.32, adjusted for the effect of the merger and reverse stock split. As of June 30, 1997, $157,000 of these notes had been converted into 118,280 shares of the Company's common stock.

In connection with the acquisition of KV in November 1994, the former owner of KV advanced to RBC-US $250,000 under a one-year note which, in December 1995, was converted to a four-year note payable interest only on a monthly basis until its maturity in December 1999, at which time all principal and unpaid interest is due. Interest accrues on this note at the rate of 12.5% per annum and the note is personally guaranteed by the Company's president.

Included in notes payable - banks are two notes. One note is a five year bank note assumed as part of the Light Force acquisition in June 1996. The interest rate of this note is prime plus 3%. The second note is a note made in January 1995 by RBC-Canada whereby it borrowed funds for a three-year term payable in monthly principal installments of $600, plus interest, with interest calculated at prime plus 1.5%. Proceeds of this borrowing were used to purchase leasehold improvements at RBC-Canada's office/warehouse facility in Vancouver, B.C., Canada.

In October 1995 the Company issued one year notes payable which were amended to be three year notes due October 31, 1999. These notes bear interest at 12% per annum, payable quarterly.

In 1994, RBC-US sold two debentures in the amount of $25,000 each, the proceeds of which were used for working capital. The principal portion of these debentures is due upon maturity in 1998. Interest on the debentures is payable monthly at a rate of 15% for one debenture and 10% for the other. The 15% debenture was exchanged for a convertible note in the first quarter of 1997.

NOTE 9 - SHAREHOLDERS' EQUITY:

In 1996, as adjusted for the effect of the merger and reverse stock split, GNI sold 271,200 shares of common stock through a private placement offering at a per share price of $1.11. The proceeds were used to pay accounts payable, to repay a portion of the note to shareholder and for international expansion.

Following is a schedule of the restatement of shareholders' equity that resulted from the reverse merger:

                                                                                       Cumulative         Total
                                    Common           Paid In        Accumulated        Translation     Shareholders'
                                    Stock            Capital          Deficit          Adjustment         Equity
                                 ------------      ------------     ------------      ------------     ------------
Balances, Dec. 31,1996           $     29,650      $    170,650     $   (314,869)     $       --       $   (114,569)
Net Income                               --                --             24,808              --             24,808
                                 ------------      ------------     ------------      ------------     ------------

Balances, Mar. 31, 1997                29,650           170,650         (290,061)             --            (89,761)

Reverse split of
   common stock                       (25,414)           25,414             --                --               --

Reverse merger                          7,866         9,017,784       (7,043,151)              673        1,983,172
                                 ------------      ------------     ------------      ------------     ------------

Balances, Mar. 31, 1997
   (adjusted for the reverse
   stock split and
   reverse merger)                     12,102         9,213,848       (7,333,212)              673        1,893,411

Conversion of
   convertible notes                      118           156,882             --                --            157,000

Net loss                                 --                --           (197,787)             --           (197,787)

Translation adjustment                   --                --               --                  42               42
                                 ------------      ------------     ------------      ------------     ------------

Balances, June 30, 1997          $     12,220      $  9,370,730     $ (7,530,999)     $        715     $  1,852,666
                                 ============      ============     ============      ============     ============

Shareholders' equity balances at December 31, 1996 have been restated to reflect the effect of the reverse stock split and reverse merger.

NOTE 10 - INCOME TAXES:

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Statement requires the use of an asset and liability approach for the accounting and financial reporting of income taxes. No deferred tax asset has been recognized for the Company's operating loss carryforwards as there is no assurance that the Company will be able to recognize the benefit in future periods.


The Company files a consolidated tax return with its subsidiaries. Deferred income taxes are the result of temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes for the Company's Canadian subsidiaries.

NOTE 11 - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Following is a summary of assets and liabilities acquired in connection with the Company's reverse merger with GNI and its acquisition of three affiliates (described in Note 3) through the issuance of a total of $200,000 in notes payable.


Cash                                               $ 61,694
Accounts receivable                                  11,762
Inventory                                           110,153
Property and equipment                              119,069
Distributor list and other                           40,515
Goodwill                                            130,680
Accounts payable and accrued liabilities            255,284
Notes payable                                       200,000
Long term debt                                      108,351

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

As described in Notes 2 and 3 to the Condensed Consolidated Financial Statements included elsewhere in the report, effective April 1, 1997 the Company merged with GlobeNet Inc. (GNI), a Texas corporation. This transaction, a purchase, was accounted for as a reverse merger with GNI being the acquirer, although legally, the Company was the survivor. Because the transaction was accounted for as a reverse merger, GNI's historical financial statements are now the historical financial statements of the Company. In connection with the merger, the Company's name was changed to GlobeNet International I, Inc.
(GNII).

GNI was a holding company that, through its subsidiaries and licensees, engaged in the international distribution of personal care and skin care products and nutritional supplements through a network of independent distributors (the RBC operations). RBC's U.S. operations are conducted principally by Royal Bodycare, Inc. (RBC-US) while RBC's Canadian operations are conducted principally by Royal Bodycare, Inc. (Canada) (RBC-Canada). RBC also distributes its product line through third party licensees in Sweden, Indonesia and Japan.

Concurrent with the merger, an affiliate of the Company, Great Xpectations Marketing, Inc. (GXI) acquired all of the assets and liabilities of two other affiliates. The Company then purchased all of the outstanding common stock of GXI and transferred its pre merger operations to GXI (the GXI operations).


RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared with the Quarter Ended June 30, 1996

Sales for the quarter ended June 30, 1997 were $3,465,000 compared with same quarter sales in the prior year of $1,893,000, an increase of $1,572,000 or 83%. This increase was attributable to the addition of GXI sales resulting from the merger which amounted to $467,000 and an increase in RBC sales of $1,105,000. The increase in RBC sales was mainly the result of (i) U.S. sales associated with the acquisition of the operations of Light Force, Inc. (Light Force) in June 1996, (ii) growth in RBC's independent distributor base in the U.S. and Canada and (iii) the addition of KV's distributor base to RBC's U.S. operations in October 1996. KV is a subsidiary of the Company that was acquired in November 1994 and then filed bankruptcy shortly thereafter. Prior to October 1996, sales generated by KV's distributors and a proportionate amount of operating expenses were recorded as sales and expenses of KV. Upon approval of a plan of liquidation for KV by the Court in September 1996, the sales generated by KV's distributor base and related expenses became part of RBC operations. Operations of KV as a separate company are not consolidated in the Company's financial statements because the Company did not have control of this entity.

Cost of goods sold for the quarter ended June 30, 1997 was $843,000 compared with same quarter cost of goods sold in the prior year of $490,000, an increase of $353,000 or 72%. As a percentage of sales, cost of goods sold in the second quarter of 1997 was 24.3% compared with 25.9% in the second quarter of 1996. The improvement in cost of goods sold as percentage of sales in 1997 was due to the decline, as a percentage of total sales, of export sales to RBC's licensees in the second quarter of 1997. Export sales have a higher cost of goods sold as a percentage of sales since the Company does not pay distributor commissions on these sales. In addition the Company realized some improvement in gross margin due to increased volumes.

Distributor commissions for the quarter ended June 30, 1997 were $1,267,000 compared with same quarter distributor commissions in the prior year of $735,000, an increase of $532,000 or 72%. As a percentage of sales, distributor commissions in the second quarter of 1997 were 36.6% compared with 38.8% in the second quarter of 1996. The decline in distributor commissions as a percentage of sales was mainly due to the addition of the Light Force product line in June 1996. A significant portion of the Light Force product line pays a lower commission rate (relative to the product sales price) than other RBC products.

Selling, general and administrative expenses (S,G&A) for the quarter ended June 30, 1997 were $1,553,000 compared with same quarter S,G&A in the prior year of $602,000, an increase of $951,000 or 158%. As percentage of sales, S,G&A in the second quarter of 1997 was 44.8% compared with 31.8% in the second quarter of 1996. The increase in S,G&A was attributable to the addition of GXI S,G&A resulting from the merger which amounted to $182,000 and an increase in S,G&A related to RBC operations of $769,000. The increase in RBC S,G & A was due to the addition of S,G&A expenses related to KV (as described above) and costs associated with an intensive distributor recruiting effort which began in the first quarter of 1997. This recruiting effort resulted in the addition of a significant number of new distributors to the Company's active distributor base. The Company also incurred additional S,G&A to upgrade internal systems and increase personnel to support the additional distributors and related sales growth. The Company began to experience increased sales in the second quarter from the addition of these new distributors and expects this sales growth to continue in future periods.

Net loss for the quarter ended June 30, 1997 was $199,000, or $.02 per share, compared with same quarter net income in the prior year of $58,000, or $.01 per share. The Company incurred a net loss in the second quarter of 1997 primarily due to the expenses incurred to attract new distributors and to set up internal systems and staffing required to support anticipated sales growth. The Company believes that these investments will result in an increase in sales and earnings that will more than justify the expense.


Six Months Ended June 30, 1997 Compared with the Six Months Ended June 30, 1996

Sales for the six months ended June 30, 1997 were $6,233,000 compared with sales in the same period of the prior year of $3,433,000, an increase of $2,800,000 or 82%. This increase was attributable to the addition of GXI sales resulting from the merger which amounted to $467,000 and an increase in RBC sales of $2,333,000. The increase in RBC sales was mainly the result of (i) U.S. sales associated with the acquisition of the operations of Light Force, Inc.

(Light Force) in June 1996, (ii) growth in RBC's independent distributor base in the U.S. and Canada and (iii) the addition of KV's distributor base to RBC's U.S. operations in October 1996, as described above.

Cost of goods sold for the six months ended June 30, 1997 was $1,581,000 compared with cost of goods sold in the same period of the prior year of $1,008,000, an increase of $573,000 or 57%. As a percentage of sales, cost of goods sold in the first six months of 1997 was 25.4% compared with 29.3% in the first six months of 1996. The improvement in cost of goods sold as percentage of sales in 1997 was due to the decline in export sales to RBC's licensees in the first six months of 1997. Export sales have a higher cost of goods sold as a percentage of sales since the Company does not pay distributor commissions on these sales. In addition the Company realized some improvement in gross margin due to increased volumes.

Distributor commissions for the six months ended June 30, 1997 were $2,257,000 compared with distributor commissions in the same period of the prior year of $1,216,000, an increase of $1,041,000 or 86%. As a percentage of sales, distributor commissions in the first six months of 1997 were 36.2% compared with 35.4% in the first six months of 1996. The increase in distributor commissions as a percentage of sales was mainly due to the decline in export sales to RBC's licensees in the first six months of 1997. The Company does not pay distributor commissions on these sales.

Selling, general and administrative expenses (S,G&A) for the six months ended June 30, 1997 were $2,592,000 compared with S,G&A in the same period of the prior year of $1,139,000, an increase of $1,453,000 or 128%. As percentage of sales, S,G&A in the first six months of 1997 was 41.6% compared with 33.2% in the first six months of 1996. The increase in S,G&A was attributable to the addition of GXI S,G&A resulting from the merger which amounted to $182,000 and an increase in S,G&A related to RBC operations of $1,271,000. The increase in RBC S,G&A was due to the addition of S,G&A expenses related to KV (as described above) and costs associated with an intensive distributor recruiting effort which began in the first quarter of 1997. This recruiting effort resulted in the addition of a significant number of new distributors to the Company's active distributor base. The Company also incurred additional S,G&A to upgrade internal systems and increase personnel to support the additional distributors and related sales growth. The Company began to experience increased sales in the second quarter from the addition of these new distributors and expects this sales growth to continue in future periods.

Net loss for the six months ended June 30, 1997 was $198,000, or $.02 per share, compared with net income in the same period of the prior year of $58,000, or $.01 per share. The Company incurred a net loss in the first six months of 1997 primarily due to the expenses incurred to attract new distributors and to set up internal systems and staffing required to support anticipated sales growth. The Company believes that these investments will result in an increase in sales and earnings that will more than justify the expense.

There have been no economic events or changes that have effected the sales or operating results of the Company and the Company is not aware of any economic trends or uncertainties that the would have a material impact on future sales or the operating results. The Company believes that it has purchased its products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to the Company's customers. In addition, the Company does not believe at this time that inflation will have a material impact on its operating results.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997, the Company had a net increase in cash of $74,000. This increase in cash resulted primarily from net cash provided by investing activities of $637,000 that was partially offset by the net cash used by operations of $566,000. The net cash provided by investing activities came from the Company's sale of 10%, two year convertible notes that raised $740,000 in the first quarter of 1997. The net cash used by operations was primarily the result of cash used to fund the Company's $198,000 net loss and the $354,000 increase in inventory. The Company increased its inventory to help insure adequate product availability to supply its anticipated sales growth.

Consistent with industry practice, most of the Company's sales are paid at the time of order. Therefore, the Company's primary working capital need is to fund the increases in inventory necessary to support sales growth. Because the Company's sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for the Company to have products on hand when the distributors place their orders. During periods of sales growth, the Company must purchase the inventory in anticipation of sales which creates the need for additional working capital.

The Company believes that it will be able to fund a moderate sales increase through its operations. Should sales growth increase beyond the Company's ability to finance its growth internally, the Company would seek outside sources of capital including bank borrowings, other types of debt financing or an equity offering. There is no assurance, however, that the Company would be able to obtain any outside financing.

The Company has no plans or requirements for any significant capital expenditures during the next twelve months. Other than those factors already described, the Company is not aware of any trends or uncertainties that would significantly effect its liquidity or capital resources in the future.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company has continued to pursue an end to an outstanding legal claim in which the Company is a defendant. The Registrant believes that the suit is without merit and that the likelihood of any loss to the Company is remote.

Item 2   Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Globenet International I, Inc.
                                        ---------------------------------------
                                        Registrant



                                        By:  /s/  CLINTON H. HOWARD
                                           ------------------------------------
                                           Clinton H. Howard
                                           Its: President





DATE:  August 19, 1997
       Dallas, Texas

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
