Form 10-Q
period 1997-09-30
GLOBENET INTERNATIONAL I INC
filed 1997-11-14
CIK 830052

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:              September 30, 1997

Commission file number:    33-20323


      GlobeNet International I, Inc. (Formerly Mighty Power U.S.A., Inc.)
      -------------------------------------------------------------------
             (exact name of registrant as specified in its charter)
             ------------------------------------------------------

        Delaware                                           75-2224643
------------------------                              ---------------------
(State of Incorporation)                              (IRS Employer ID No.)

           10575 Newkirk, Suite 780, Dallas, Texas      75220
           ---------------------------------------      -----
           (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code:     972-401-0052
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



Shares of common stock outstanding at September 30, 1997:


                                   12,512,980

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                   Page Number
         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of September 30, 1997 and December 31, 1996                  3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended September 30,
                           1997 and 1996                                                   4

                           Condensed Consolidated Statements of
                           Operations for the nine months ended September 30,
                           1997 and 1996                                                   5

                           Condensed Consolidated Statements of
                           Cash Flows for the nine months ended September 30,
                           1997 and 1996                                                   6

                           Notes to Condensed Consolidated Financial
                           Statements                                                   7-12

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                  13-16


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                              17

         Item 2.           Changes in Securities                                          17

         Item 3.           Defaults Upon Senior Securities                                17

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                                        17

         Item 5.           Other Matters                                                  17



Item 1.  FINANCIAL STATEMENTS

                         GLOBENET INTERNATIONAL I, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                         SEPTEMBER 30,                  DECEMBER 31,
                                                             1997                           1996
                                                         -------------                  ------------

ASSETS

Current assets:
     Cash                                                $     252,917                  $     94,630
     Accounts receivable                                       132,959                        27,030
     Inventories                                             1,765,387                     1,229,672
     Prepaids and other                                         66,161                        63,560
                                                         -------------                  ------------
        Total current assets                                 2,217,424                     1,414,892

Property & equipment, net                                      636,294                       487,803

Goodwill, net                                                2,929,387                     2,009,803

Other assets                                                   169,348                        54,995
                                                         -------------                  ------------
                                                         $   5,952,453                  $  3,967,493
                                                         =============                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt                   $      59,091                  $     63,833
     Notes payable                                             200,000                        65,199
     Accounts payable                                        1,110,153                       843,151
     Accrued liabilities                                     1,057,316                       591,890
                                                         -------------                  ------------
        Total current liabilities                            2,426,560                     1,564,073

Long term debt, net of current portion                       1,010,104                       367,571

Note payable to shareholder                                         --                        51,768

Shareholders' equity:
     Common stock, $0.001 par value;
        50,000,000 shares authorized;
        12,512,980 and 12,101,905 shares
        issued and outstanding, respectively                    12,512                        12,102
     Paid in capital                                        10,302,031                     9,303,610
     Accumulated deficit                                    (7,799,519)                   (7,333,212)
     Cumulative translation adjustment                             765                         1,581
                                                         -------------                  ------------
                                                             2,515,789                     1,984,081
                                                         -------------                  ------------
                                                         $   5,952,453                  $  3,967,493
                                                         =============                  ============

See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             For the Quarter Ended September 30,
                                                         ------------------------------------------
                                                              1997                        1996
                                                         --------------              --------------

Sales                                                    $    3,661,364              $    2,339,546

Cost of goods sold                                            1,018,516                     685,292
                                                         --------------              --------------
     Gross margin                                             2,642,848                   1,654,254

Operating expenses
     Distributor commissions                                  1,364,764                     818,532
     Selling, general and administrative                      1,546,604                     842,569
                                                         --------------              --------------
        Total operating expenses                              2,911,368                   1,661,101
                                                         --------------              --------------
Income (loss) before income taxes                              (268,520)                     (6,847)

     Provision for income taxes                                      --                       5,076
                                                         --------------              --------------
Net income (loss)                                        $     (268,520)             $      (11,923)
                                                         ==============              ==============



Income (loss) per share:

Weighted average common shares outstanding                   12,339,134                  12,000,205

Income (loss) per share                                  $        (0.02)               $         --
                                                         ==============                ============




See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           For the Nine Months Ended September 30,
                                                        --------------------------------------------
                                                             1997                           1996
                                                        --------------                --------------

Sales                                                   $    9,893,919                $    5,772,713

Cost of goods sold                                           2,599,944                     1,692,835
                                                        --------------                --------------
     Gross margin                                            7,293,975                     4,079,878

Operating expenses
     Distributor commissions                                 3,621,859                     2,034,415
     Selling, general and administrative                     4,138,423                     1,981,912
                                                        --------------                --------------
        Total operating expenses                             7,760,282                     4,016,327
                                                        --------------                --------------
Income (loss) before income taxes                             (466,307)                       63,551

     Provision for income taxes                                     --                        17,415
                                                        --------------                --------------
Net income (loss)                                       $     (466,307)               $       46,136
                                                        ==============                ==============



Income (loss) per share:

Weighted average common shares outstanding                  12,205,592                    11,171,187

Income (loss) per share                                 $        (0.04)               $           --
                                                        ==============                ==============





See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           For the Nine Months Ended September 30,
                                                         -------------------------------------------
                                                              1997                          1996
                                                         --------------               ---------------

Cash flows from operating activities:
     Net income (loss)                                   $     (466,307)              $        46,136
     Adjustment for non-cash items:
        Depreciation and amortization                           199,416                       140,229
        (Increase) decrease in accounts receivable              (94,178)                      (52,631)
        (Increase) decrease in inventory                       (429,150)                     (339,290)
        (Increase) decrease in prepaids and other                 4,509                       (27,790)
        (Increase) decrease in other assets                     (77,378)                      (22,634)
        Increase (decrease) in accounts payable
            and accrued expenses                                479,390                       199,896
        Increase (decrease) in notes payable                    (65,755)                           --
                                                         --------------               ---------------
Total cash provided by (used for) operating activities         (449,453)                      (56,084)
                                                         --------------               ---------------
Cash flows from investing activities:
     Purchase of property and equipment                        (107,025)                       (8,058)
     Proceeds from sale of equipment                             15,000                         1,050
     Cash acquired by merger                                     61,694                            --
                                                         --------------               ---------------
Total cash provided by (used for) investing activities          (30,331)                       (7,008)
                                                         --------------               ---------------
Cash flows from investing activities:
     Proceeds from private placement                                 --                       287,500
     Issuance of long term debt                                 750,000                            --
     Payments of long term debt and capital leases              (61,291)                      (76,627)
     Repayment of advances from shareholder                     (51,768)                     (167,747)
                                                         --------------               ---------------
Total cash provided by (used for) financing activities          636,941                        43,126
                                                         --------------               ---------------

Effect of exchange rate changes on cash flows                     1,130                        (2,031)
                                                         --------------               ---------------
Net increase (decrease) in cash                                 158,287                       (21,997)

Cash, beginning of period                                        94,630                        74,703
                                                         --------------               ---------------
Cash, end of period                                      $      252,917               $        52,706
                                                         ==============               ===============




See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying condensed consolidated financial statements were prepared by management without audit. These financial statements have not been examined by independent public accountants. Management believes that these financial statements present fairly, in all material respects, the information set forth therein. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996, the Company's Form 10-Q for the quarter ended June 30, 1997 and the Company's Form 8-K/A dated June 3, 1997.

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

Through its subsidiaries and licensees, GNI was engaged in the distribution of personal and skin care products and nutritional supplements through a network of independent distributors in the U.S., Canada, Sweden, Indonesia and Japan. GNI conducted its U.S. operations through its wholly owned subsidiaries Royal BodyCare, Inc. (RBC-US) and Arlington Laboratories, Inc. GNI conducted its Canadian operations through wholly owned subsidiaries Royal BodyCare, Inc. (Canada) (RBC-Canada) and Pure Life International Products, Inc. (Pure Life). RBC-Canada and Pure Life are organized under the Canadian Business Corporation Act. A subsidiary of the Company, Kalo Vita, Inc. (KV) filed for bankruptcy in 1994 shortly after its acquisition by GNI. The Company does not have control of this entity; therefore it is not consolidated in these financial statements.

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


                                               Nine Months Ended September 30,
                                               -------------------------------
                                               1997                       1996
                                               ----                       ----

Sales                                          $  10,304,708      $  8,852,083
Net income (loss)                                   (442,222)            2,967




The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

NOTE 4 - INVENTORIES:

                                        September 30, 1997              December 31, 1996
                                        ------------------              -----------------

Finished goods                          $        1,222,382              $       1,057,998
Packaging materials and other                      543,005                        171,674
                                        ------------------              -----------------
                                        $        1,765,387              $       1,229,672
                                        ==================              =================

NOTE 5 - GOODWILL:

Goodwill was recorded as a result of several acquisitions made by the Company (including certain pre merger acquisitions by GNI):



                                         September 30, 1997         December 31, 1996
                                         ------------------         -----------------

Pure Life                                $          843,622         $         843,622
Light Force, Inc. (Light Force)                   2,284,215                 1,407,623
HTN                                                  51,511                        --
GXI                                                  79,170                        --
                                         ------------------         -----------------
                                                  3,258,518                 2,251,245
Less - accumulated amortization                    (329,131)                 (241,442)
                                         ------------------         -----------------
                                         $        2,929,387         $       2,009,803
                                         ==================         =================



Goodwill associated with the acquisition of Light Force increased during the third quarter of 1997. This increase resulted from the issuance to the former owner of Light Force 251,353 shares of the Company's common stock in accordance with the terms of the acquisition agreement. The aggregate value of these shares was $877,000.

Goodwill is amortized over 20 years and is reviewed for impairment on an annual basis.

NOTE 6 - NOTES PAYABLE:

In connection with the Company's acquisition of certain affiliates described in
Note 3, the Company issued or assumed no interest notes payable aggregating $200,000. These notes were paid in October 1997.

Also included in notes payable are short term borrowings under a line of credit arrangement between RBC-Canada and a Canadian bank. The line of credit arrangement is renewable on an annual basis and borrowings thereunder bear interest at 10% per annum.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                       September 30, 1997      December 31, 1996
                                       ------------------      -----------------

Distributor commissions                $          509,138      $         386,263
Sales tax                                         226,137                 30,164
Accrued payroll expenses                          127,363                 46,232
Accrued marketing expenses                         86,837                 12,964
Other                                             107,841                116,267
                                       ------------------      -----------------
                                       $        1,057,316      $         591,890
                                       ==================      =================

NOTE 8 - LONG TERM DEBT:

Long term debt consists of the following:


                                            September 30, 1997      December 31, 1996
                                            ------------------      -----------------

Convertible notes                           $          543,000      $              --
Note payable - former KV shareholder                   250,000                250,000
Notes payable - banks                                   53,753                 62,381
Notes payable                                          108,351                     --
Debentures                                              25,000                 50,000
Capital leases                                          89,091                 69,023
                                            ------------------      -----------------
                                                     1,069,195                431,404
Less - current portion                                 (59,091)               (63,833)
                                            ------------------      -----------------
                                            $        1,010,104      $         367,571
                                            ==================      =================




In the first and third quarters of 1997, GNI and the company, respectively sold convertible notes to certain individuals, principally shareholders, foreign affiliates and distributors. Aggregate proceeds from the sale of the notes was 755,000, including the exchange of a $25,000 debenture for a $25,000 convertible note as described below. The convertible notes bear interest at 10%, payable quarterly, and are due two years from the date of issuance. In accordance with the terms of the merger agreements, these notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on a per share conversion price of $1.32, adjusted for the effect of the merger and reverse stock split. As of September 30, 1997, $212,000 of these notes had been converted into 159,722 shares of the Company's common stock.

In connection with the acquisition of KV in November 1994, the former owner of KV advanced to RBC-US $250,000 under a one-year note which, in December 1995, was converted to a four-year note payable interest only on a monthly basis until its maturity in December 1999, at which time all principal and unpaid interest is due. Interest accrues on this note at the rate of 12.5% per annum and the note is personally guaranteed by the Company's president. As described in Note 12, this note was forgiven in October 1997 in connection with the purchase of unregistered common stock by the noteholder.

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

NOTE 9 - SHAREHOLDERS EQUITY:

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

Following is a schedule of the restatement of shareholders' equity that resulted from the reverse merger:

                                       Common           Paid In        Accumulated     Cumulative     Total
                                        Stock           Capital          Deficit       Translation    Shareholders'
                                                                                       Adjustment     Equity
                                       --------       -----------      -----------     -----------    -------------

Balances, Dec. 31,1996                 $ 29,650       $   170,650      $  (314,869)    $        --    $   (114, 569)

Net Income                                   --                --           24,808              --           24,808
                                       --------       -----------      -----------     -----------    --------------


Balances, Mar. 31, 1997                  29,650           170,650         (290,061)                          (89,761)

Reverse split of
   common stock                         (25,414)           25,414               --              --                --


Reverse merger                            7,866         9,017,784       (7,043,151)            674         1,983,173
                                       --------       -----------      -----------     -----------    --------------
Balances, Mar. 31, 1997
   (adjusted for the reverse
   stock split and
   reverse merger)                       12,102         9,213,848       (7,333,212)            674         1,893,412


Conversion of
   convertible notes                        159           211,841               --              --           212,000


Issuance of shares
  in connection with
  Light Force acquisition                   251           876,342               --              --           876,593

Net loss                                     --                --         (466,307)             --          (466,307)

Translation adjustment                       --                --               --              91                91
                                       --------       -----------      -----------     -----------    --------------

Balances, Sept. 30, 1997               $ 12,512       $10,302,031      $(7,799,519)    $       765    $    2,515,789
                                       ========       ===========      ===========     ===========    ==============


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


NOTE 12 - SUBSEQUENT EVENT:

In October 1997, the Company sold 1,000,000 unregistered shares of its common stock to an investor for aggregate proceeds of $1,250,000. The proceeds were comprised of $1,000,000 in cash and the forgiveness of a $250,000 note due to the investor (see Note 8). In connection with the purchase, the investor received five-year warrants to purchase 2,000,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share. This investor also received a demand registration covering the purchased shares and warrant shares that may be exercised under certain circumstances described in the stock purchase agreement.

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


RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared with the Quarter Ended September 30, 1996

Sales for the quarter ended September 30, 1997 were $3,661,000 compared with same quarter sales in the prior year of $2,340,000, an increase of $1,321,000 or 56%. This increase was attributable to the addition of GXI sales resulting from the merger which amounted to $382,000 and an increase in RBC sales of $939,000. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U.S. and Canada, and the addition of KV's distributor base to RBC's U.S. operations in October 1996. KV is a subsidiary of the Company that was acquired in November 1994 and then filed bankruptcy shortly thereafter. Prior to October 1996, sales generated by KV's distributors and a proportionate amount of operating expenses were recorded as sales and expenses of KV. Upon approval of a plan of liquidation for KV by the Court in September 1996, the sales generated by KV's distributor base and related expenses became part of RBC operations. Operations of KV as a separate company are not consolidated in the Company's financial statements because the Company did not have control of this entity.

Cost of goods sold for the quarter ended September 30, 1997 was $1,019,000 compared with same quarter cost of goods sold in the prior year of $685,000, an increase of $334,000 or 49%. As a percentage of sales, cost of goods sold in the third quarter of 1997 was 28% compared with 29% in the third quarter of 1996. The improvement in cost of goods sold as percentage of sales in 1997 was due to the decline, as a percentage of total sales, of export sales to RBC's licensees in the third quarter of 1997. Export sales have a higher cost of goods sold as a percentage of sales since the Company does not pay distributor commissions on these sales. In addition the Company realized some improvement in gross margin due to increased volumes.

Distributor commissions for the quarter ended September 30, 1997 were $1,365,000 compared with same quarter distributor commissions in the prior year of $819,000, an increase of $546,000 or 67%. As a percentage of sales, distributor commissions in the third quarter of 1997 were 37% compared with 35% in the third quarter of 1996. The increase in distributor commissions as a percentage of sales was mainly due to the decline, as a percentage of total sales, of export sales to RBC's licensees in the third quarter of 1997. The Company does not pay distributor commissions on export sales.

Selling, general and administrative expenses (S,G&A) for the quarter ended September 30, 1997 were $1,547,000 compared with same quarter S,G&A in the prior year of $843,000, an increase of $704,000 or 84%. As percentage of sales, S,G&A in the third quarter of 1997 was 42% compared with 36% in the third quarter of 1996. The increase in S,G&A was attributable to the addition of GXI S,G&A resulting from the merger which amounted to $149,000 and an increase in S,G&A related to RBC operations of $555,000. The increase in RBC S,G &A was due to the addition of S,G&A expenses related to KV (as described above), increased costs associated with the Company's annual distributor sales conference held in July 1997, and costs associated with an intensive distributor recruiting effort which began in the first quarter of 1997. The recruiting effort has resulted in the addition of a significant number of new distributors to the Company's active distributor base. The Company also incurred additional S,G&A to upgrade internal systems and increase personnel to support the additional distributors and related sales growth. The Company began to experience increased sales in the second quarter from the addition of these new distributors and expects this sales growth to continue in future periods.

Net loss for the quarter ended September 30, 1997 was $269,000, or $.02 per share, compared with same quarter net loss in the prior year of $12,000, or $.00 per share. The Company incurred a net loss in the third quarter of 1997 primarily due to the expenses incurred to attract new distributors and to set up internal systems and staffing required to support anticipated sales growth. The Company believes that these investments will result in an increase in sales and earnings that will more than justify the expense.


Nine Months Ended September 30, 1997 Compared with the Nine Months Ended September 30, 1996

Sales for the nine months ended September 30, 1997 were $9,894,000 compared with sales in the same period of the prior year of $5,773,000, an increase of $4,121,000 or 71%. This increase was attributable to the addition of GXI sales resulting from the merger which amounted to $849,000 and an increase in RBC sales of $3,272,000. The increase in RBC sales was mainly the result of (i) U.S. sales associated with the acquisition of the operations of Light Force, Inc. (Light Force) in June 1996, (ii) growth in RBC's independent distributor base in the U.S. and Canada and (iii) the addition of KV's distributor base to RBC's U.S. operations in October 1996, as described above.

'
Cost of goods sold for the nine months ended September 30, 1997 was $2,600,000 compared with cost of goods sold in the same period of the prior year of $1,693,000, an increase of $907,000 or 54%. As a percentage of sales, cost of goods sold in the first nine months of 1997 was 26% compared with 29% in the first nine months of 1996. The improvement in cost of goods sold as percentage of sales in 1997 was due to the decline in export sales to RBC's licensees in the first nine months of 1997. Export sales have a higher cost of goods sold as a percentage of sales since the Company does not pay distributor commissions on these sales. In addition the Company realized some improvement in gross margin due to increased volumes.

Distributor commissions for the nine months ended September 30, 1997 were $3,622,000 compared with distributor commissions in the same period of the prior year of $2,034,000, an increase of $1,588,000 or 78%. As a percentage of sales, distributor commissions in the first nine months of 1997 were 37% compared with 35% in the first nine months of 1996. The increase in distributor commissions as a percentage of sales was mainly due to the decline, as a percentage of total sales, in export sales to RBC's licensees in the first nine months of 1997. The Company does not pay distributor commissions on these sales.

Selling, general and administrative expenses (S,G&A) for the nine months ended September 30, 1997 were $4,138,000 compared with S,G&A in the same period of the prior year of $1,982,000, an increase of $2,156,000 or 109%. As a percentage of sales, S,G&A in the first nine months of 1997 was 42% compared with 34% in the first nine months of 1996. The increase in S,G&A was attributable to the addition of GXI S,G&A resulting from the merger which amounted to $330,000 and an increase in S,G&A related to RBC operations of $1,826,000. The increase in RBC S,G&A was due to the addition of S,G&A expenses related to KV (as described above), increased costs associated with the Company's annual distributor sales conference held in July 1997, and costs associated with an intensive distributor recruiting effort which began in the first quarter of 1997. The recruiting effort resulted in the addition of a significant number of new distributors to the Company's active distributor base. The Company also incurred additional S,G&A to upgrade internal systems and increase personnel to support the additional distributors and related sales growth. The Company began to experience increased sales in the second quarter from the addition of these new distributors and expects this sales growth to continue in future periods.

Net loss for the nine months ended September 30, 1997 was $466,000, or $.04 per share, compared with net income in the same period of the prior year of $46,000, or $.00 per share. The Company incurred a net loss in the first nine months of 1997 primarily due to the expenses incurred to attract new distributors and to set up internal systems and staffing required to support anticipated sales growth. The Company believes that these investments will result in an increase in sales and earnings that will more than justify the expense.

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


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company had a net increase in cash of $158,000. This increase in cash resulted primarily from net cash provided by investing activities of $637,000 that was partially offset by the net cash used by operations of $449,000. The net cash provided by investing activities came from the Company's sale of 10%, two year convertible notes that raised $750,000 in the first nine months of 1997. The net cash used by operations was primarily the result of cash used to fund the Company's $466,000 net loss and the $429,000 increase in inventory. The Company increased its inventory to help insure adequate product availability to supply sales growth.

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

The Company believes that it will be able to fund a moderate sales increase through its operations. In addition, in October 1997, the Company received $1,000,000 as a portion of the proceeds from the sale of 1,000,000 shares of unregistered common stock to a private investor (see Note 12 in the accompanying notes to Condensed Consolidated Financial Statements). Should sales growth increase beyond the Company's ability to finance its growth internally, the Company would seek outside sources of capital including bank borrowings, other types of debt financing or an equity offering. There is no assurance, however, that the Company would be able to obtain any additional outside financing.

The Company has no plans or requirements for any significant capital expenditures during the next twelve months. Other than those factors already described, the Company is not aware of any trends or uncertainties that would significantly effect its liquidity or capital resources in the future.

PART II. OTHER INFORMATION



Item 1.           Legal Proceedings.

         The Company has continued to pursue an end to an outstanding legal claim in which the Company is a defendant. The Company believes that the suit is without merit and that the likelihood of any loss to the Company is remote.

         In August 1997, a former distributor of the Company filed suit against the Company, a subsidiary of the Company, Royal BodyCare, Inc., and the Company's president, Clinton H. Howard, alleging breach of contract and fraud among other claims. The former distributor is seeking actual damages plus exemplary on punitive damages in excess of $2,000,000.

         In September 1997, the Company filed a counter suit against the former distributor. The Company believes that the claims of the former distributor are without merit and that the outcome of this litigation will not have a material impact on the financial condition or results of operations of the Company.

Item 2.           Changes in Securities.

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


                                            Globenet International I, Inc.
                                            Registrant



                                            By: /s/ Clinton H. Howard
                                                ------------------------
Its: President





DATE:     November 13, 1997
          Dallas, Texas

                              INDEX TO EXHIBITS




Exhibit
Number                             Exhibit
-------                            -------
27                         Financial Data Schedule

