Form 10-K
period 1997-12-31
GLOBENET INTERNATIONAL I INC
filed 1998-04-14
CIK 830052

                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 1997

                         Commission File No.  33-20323



                         GLOBENET INTERNATIONAL I, INC.

             (Exact name of Registrant as specified in its charter)



         Delaware                                          75-2224643
         --------                                          ----------
    State of Incorporation               (I.R.S. Employer Identification Number)


                   10575 Newkirk, #780, Dallas, Texas  75220
               --------------------------------------------------
               (Address of Principal Executive Offices)(zip code)

                                 (972) 401-0052
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1) Yes  X    No                 (2) Yes  X    No
                ----     ----                    ----     ----

         On March 31, 1998, Registrant's common stock was sold for $0.812 per share. As of such date, Registrant had outstanding 4,110,760 shares of common stock which were held by non-affiliates. By reference to the sales price on such date, the aggregate market value of the voting stock held by non-affiliates of Registrant on March 31, 1998 was $3,337,987 (4,110,760 shares times $0.812).

         As of March 31, 1998, Registrant had outstanding 13,536,980 shares of Common Stock.

                         GlobeNet International I, Inc.

                                   Form 10-K
                          Year Ended December 31, 1997

                                     INDEX

                                                                                                                     Page
ITEM 1           Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 2           Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 3           Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 4           Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 5           Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . . 5

ITEM 6           Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 7           Management's Discussion and Analysis of
                 Financial Condition and Results of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 8           Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

ITEM 9           Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

ITEM 10          Directors and Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 11          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 12          Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . .  13

ITEM 13          Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 14          Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                     PART I

--------------------------------------------------------------------------------
                              ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL.

         Registrant is engaged in the marketing of over 200 nutritional supplements and personal care products. Registrant's nutritional products include herbs, vitamins and minerals. Personal care products include natural skin, hair and body care products. Registrant operates its business through two operating divisions: the Royal BodyCare ("RBC") Division and the Great Xpectations ("GX") Division. The divisions represent the separate businesses, business strategies and product lines of the constituent companies preceding the GlobeNet Merger described below. Due to the unique marketing strategies, product lines, and lines of distribution, Registrant has no present plans to merge the operations of these divisions.

OPERATIONS

         RBC Division. The RBC Division is engaged in the international marketing and distribution of a line of nutritional supplements and personal care products through a network of independent distributors. The line features several proprietary ingredients including Flanagan Microclusters (TM), a mineral catalyst that increases absorption of nutritional supplements and Nanocolloidal Mineral Hydride, a nutritional form of hydrogen with antioxidant and other beneficial properties. The RBC product line also features spirulina as a main ingredient in its nutritional supplements and aloe vera as a main ingredient in its skin and personal care products.

         The RBC Division has approximately 50,000 members (as of April 1,
1998) in its independent distributor sales force. Approximately 30,000 of the independent distributors are located in the United States; and approximately 20,000 are located in Canada. Registrant endeavors to attract independent distributors who can effectively explain the RBC products, demonstrate their uses, sell through direct marketing techniques, and sponsor other distributors. (This marketing strategy is commonly referred to as multi-level or network marketing).

         The RBC Division compensates its distributors through a "Stair Step Breakaway" program consistent with other industry recognized compensation programs. Under the compensation program, the RBC Division pays sales commissions and cash rebates to its distributors. These commissions and cash rebates are based on the amount of purchases by the distributor and by his
sales group.  Distributor compensation is paid monthly.   Except for certain
meetings and promotional activities sponsored by Registrant, distributors are responsible for all expenses incurred in operating their independent distributorships.

         GX Division. The GX Division is engaged in the marketing and distribution of a line of approximately 17 products in the United States through a network of independent distributors. The GX product line includes nutritional supplements and automobile and home care products

         The GX Division has approximately 2,500 members (as of April 1, 1998) in its independent distributor sales force, all of which are located in the United States. Similar to activities in the RBC Division, Registrant endeavors to attract independent distributors who can effectively explain the GX products, demonstrate their uses, sell through direct marketing techniques, and sponsor other distributors. The GX Division also uses the marketing strategy referred to as multi-level or network marketing.

         The GX Division compensates its distributors through a "Binary" program consistent with other industry recognized compensation programs. Under the compensation program, the GX Division pays sales commissions to its distributors based on the amount of purchases by the distributor and by his sales group. Distributor compensation is paid weekly. Except for certain meetings and promotional activities sponsored by Registrant, distributors are responsible for all expenses incurred in operating their independent distributorships.

         Overseas Distributors. Registrant has entered into Exclusive Distributorship Agreements with four distributors (the "Overseas Distributors") with respect to the distribution of the RBC products in Japan, the Republic of Indonesia, Sweden, Norway, Denmark, Finland and Iceland, Switzerland and Austria. Pursuant to these agreements, the Overseas Distributors are granted exclusive rights to sell RBC products through office/warehouse facilities owned and operated by third parties in the respective countries. Such Overseas Distributors compensate the independent distributors in their respective countries according to the same compensation plan as that used by the RBC Division.

         Quality Control. Registrant operates a quality control laboratory through which Registrant performs tests on Registrant's products.

HISTORY.

         GlobeNet Merger. Effective April 4, 1997 (April 1, 1997 for accounting purposes), Mighty Power U.S.A., Inc., a Delaware corporation ("Mighty Power") merged (the "GlobeNet Merger") with GlobeNet Inc., a private Texas corporation. In the merger, GlobeNet Inc. was merged into Mighty Power, with Mighty Power being the surviving corporation and the shareholders of GlobeNet Inc. being issued shares of the Common Stock of Mighty Power. (For accounting purposes, the merger was accounted for as a reverse merger with GlobeNet Inc. being the acquirer. Therefore GlobeNet Inc.'s historical financial statements are now Registrant's historical financial statements.) In connection with the GlobeNet Merger, Mighty Power changed its name to GlobeNet International I, Inc.

         Mighty Power U.S.A. Mighty Power was originally organized on February 12, 1988, as Jason Ray Corporation, a Delaware corporation, for the purpose of distributing stock to its parent, Quasar-Tech, Inc. and combining with a privately-held business. In April 1988, Jason Ray Corporation filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the purposes of effecting an initial public offering of its common stock, par value $.001 per share (the "Common Stock"), under the Securities Act of 1933, as amended. Jason Ray Corporation changed its name to Seven Oaks Farms,
Ltd.  on July 1, 1988.   From approximately May 1991, until October 1995, Seven
Oaks Farms, Ltd. was a dormant entity, conducting no business activities. Effective November 1, 1995, Seven Oaks Farms, Ltd. merged with Mighty Power, Inc., an Oklahoma corporation. Seven Oaks Farms, Ltd. was the survivor of the merger and changed its name to Mighty Power U.S.A., Inc.

         GlobeNet Inc. GlobeNet Inc., a Texas corporation, was incorporated in June 1995, to serve as a holding company for certain companies affiliated with Mr. Clinton H. Howard. In July 1995, all of the outstanding capital stock of these affiliated companies, was contributed to GlobeNet Inc. by Mr. Howard and his immediate family in exchange for shares of the common stock of GlobeNet Inc. The affiliated companies consisted of: Royal BodyCare, Inc., a Texas corporation ("RBC-U.S."), Arlington Laboratories, Inc., a Texas corporation ("Arlington"), Royal BodyCare, Inc. (Canada), a Canadian corporation ("RBC-Canada"), Royal BodyCare S.A. de C.V., a Mexican corporation ("RBC-Mexico") and KaloVita, Inc., a Delaware corporation ("KV").

                 RBC-U.S. Royal BodyCare, Inc. was formed in 1991 to market a line of aloe vera based personal care products and an aloe drink in the United States through a multi-level network of independent distributors. The product line was expanded in 1992 to include nutritional supplements as described below.

                 RBC-Canada. Royal BodyCare Inc. (Canada), was formed in 1992 to market in Canada through a network of independent distributors the
         products then being marketed by RBC-U.S.   Shortly after its formation
         in 1992, RBC-Canada acquired all of the outstanding capital stock of Pure Life International Products Inc. ("Pure Life"), then a 12-year old company which distributed the Pure Life brand line of nutritional products. After this acquisition, the Pure Life products were introduced to the U.S. market through RBC-U.S. The Pure Life products remain part of the RBC product line.

                 Arlington. Arlington Laboratories, Inc. performed quality control testing. The activities are currently performed by Registrant, and Arlington is a dormant company.

                 RBC-Mexico. Royal BodyCare S.A. de C.V., a Mexican corporation was formed in 1993 to market a limited number of Registrant's nutritional, skin care and personal care products in Mexico. In addition, RBC-Mexico also marketed a whey-based powder similar to powdered milk which was used as a substitute milk in Mexico for drinking and baking. Because a market for Registrant's products did not grow to a break-even operating level, RBC-Mexico ceased its operations in late 1995.

                 KV. KaloVita, Inc., a Delaware corporation was formed in 1994 and acquired by Mr. Howard in 1994 from Dr. M. G. Robertson for $1.00. KV was a network marketing company with a product line and a distributor compensation plan similar to RBC. KV had a distributor mailing list in excess of 25,000, although many of the distributors were inactive. At the time of the acquisition, KV was in extremely poor financial condition having never made a profit and having exhausted its working capital. In an effort to streamline the operations, the decision was made to close KV's Virginia facility and to move KV's operations to the RBC facilities in Dallas, Texas. However, a creditor of KV believed that it was in its best interest to file suit against KV prior to the operations being moved to Texas, and the resulting liens prevented KV from fulfilling distributor orders. The only way to overcome these liens and thereby give KV a chance to preserve its distributor network was to file for protection under Chapter 11 of the Bankruptcy Code. The bankruptcy petition was filed November 22, 1994. A Liquidating Plan under Chapter 11 was approved by the Court in 1996 and the case was closed in the first quarter of 1998. Concurrent with the closing of the bankruptcy proceedings KV was dissolved.

                 Light Force, Inc. In June 1996, GlobeNet Inc. acquired certain assets and the business operations of Light Force, Inc. ("Light Force"), a California-based network marketing company that distributed a line of nutritional supplements featuring Flanagan Microclusters (TM) and spirulina as main ingredients. The Light Force distributor network was merged into the distributor network of the GlobeNet. In 1997, GlobeNet Inc. entered into a license agreement with Flanagan Technologies, Inc., an Arizona company ("Flan Tech") whereby GlobeNet Inc. agreed to make Flanagan Microclusters (TM) its lead product, and to promote such product and any other product made available to GlobeNet by Dr. Patrick Flanagan and Dr. Gael Crystal Flanagan. These obligations became obligations of Registrant as a result of the GlobeNet merger.

         NUMBER OF EMPLOYEES. Registrant, employees 112 persons, 8 of whom are officers of Registrant. Of the 112 employees, 104 are employed in the RBC Division and 8 are employed in the GX Division.

         CAPITAL STOCK. Registrant has authorized 50 million shares of its $0.001 par value Common Stock; and has authorized 20 million shares of its ten cent ($0.10) par value Preferred Stock. As of March 31, 1998, Registrant had issued and outstanding 13,536,980 shares of its Common Stock. Registrant does not have outstanding any of its Preferred Stock.

         In April 1997, as partial consideration for the license received from Flan Tech, Registrant issued options for 226,000 shares of Registrant's Common Stock to Patrick Flanagan and Gael Flanagan (113,000 shares each). Such options are exercisable at any time within two years at a price of $1.11 per share. In connection with such options, Registrant also contracted to register a block of shares in an initial public offering as soon as possible.

         In September 1997, Registrant granted options (to 28 of its United States employees and to 19 of its Canadian employees) to purchase a total of 340,600 shares of Registrants Common Stock. These options become exercisable 25% each year, after an initial waiting period, at a price of $1.06 per share.

         Registrant has also granted options to an employee and certain distributors to purchase a total of 247,200 shares of Registrant's Common Stock at prices ranging from $1.11 to $2.40 per share. Such options expire from May 1999 through November 2002.

         On October 27, 1997, Registrant issued its Stock Purchase Warrant to Dr. M. G. Robertson (in connection with the concurrent purchase by Dr. Robertson of 1 million shares at $1.25 per share) pursuant to which Registrant agreed to issue an additional one million shares at any time on or prior to October 27, 2002 at a price of $2.00 per share.

--------------------------------------------------------------------------------
                             ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

         Registrant does not own any real properties. Registrant maintains its corporate offices at 10575 Newkirk, #780, Dallas, Texas. Registrant's quality control laboratory and the RBC warehouse are operated from within the same facilities. The divisional office and distribution facilities of Registrant's GX division are situated in leased facilities located at 9202 Royal Lane, Irving, Texas. Registrant also leases distribution facilities in Vancouver, British Columbia and Toronto, Ontario.


--------------------------------------------------------------------------------
                          ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The officers and directors certify that to the best of their knowledge, neither Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation other than those listed below.

         1. Jeffrey E. Levine, plaintiff v. Seven Oaks Farm Limited, a domestic corporation, Seven Oaks Farms Limited Partnership, IA, and Stephen J. Harper, individually, Cause No. 93-025315, 333rd Judicial District, Harris County, Texas. This case brought for payment of legal fees in the amount of $121,312.18, together with applicable interest and attorneys fees of $40,433.29, was dismissed, as to Registrant, on July 15, 1997, without prejudice to the refiling thereof.

         2. Don Whigham and Whigham & Associates, Inc., plaintiffs vs. Clinton H. Howard, Royal BodyCare, Inc. and GlobeNet International, Inc., defendants, in the County Court at Law No. 3, Dallas County, Texas, Cause No. 97-08040-C. On August 28, 1997, plaintiffs, former distributors of Registrant's products, sued Registrant asserting causes of action for, inter alia, breach of contract and fraud. Plaintiffs have not specified the amount of actual damages, exemplary damages or statutory damages being sought. Registrant has filed an answer denying all the material allegations of the complaint and asserting counter-claims for breach of contract, negligence and tortious interference with business relations. The parties are currently engaged in discovery. Registrant has moved to compel arbitration. The motion is set to be heard on Friday, April 10, 1998. This case is not currently set for trial.



--------------------------------------------------------------------------------
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to the Shareholders of Registrant during the last quarter of Fiscal 1997.

                                   PART II

--------------------------------------------------------------------------------
                   ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Trading

         The common stock of Registrant is listed on the Over-the-Counter Bulletin Board published by the National Quotation Bureau, Inc. ("NQB"). The following reflects the range of high and low bid information for each full quarterly period for each of the past 2 fiscal years:

 QUARTER
 ENDED                3/31/96(1)    6/30/96(1)    9/30/96(1)   12/31/96(1)
 -----                ----------    ----------    ----------   -----------
 HIGHS                   None         7.875       0.6125         3.0625


 LOWS                    None          5.25       0.4375          0.4375


 QUARTER
 ENDED                3/31/97(1)     6/30/97       9/30/97       12/31/97
 -----                ----------     -------       -------       --------
 HIGH                    2.625        7.875          3.00          2.00

 LOWS                    1.531         1.75          .875          .75

-------------------
(1) Adjusted to reflect Registrant's 7 to 1 reverse stock split in April 1997.


         As of March 31, 1998, there were approximately 495 holders of Registrant's Common Stock. Since its inception, Registrant has paid no dividends on its stock; and Registrant does not anticipate that it will pay dividends in the foreseeable future.

Private Placements.

         In the first and third quarters of 1997, GlobeNet Inc. and the Registrant, respectively sold convertible notes to certain individuals, principally shareholders, foreign affiliates and distributors. Aggregate proceeds from the sale of the notes was $755,000, including the exchange of a $25,000 debenture for a $25,000 convertible note. The convertible notes bear interest at 10%, payable quarterly, and are due two years from the date of issuance. In accordance with the terms of the GlobeNet Merger Agreements, these notes are convertible into Common Stock of the Registrant, at any time prior to maturity, at the option of the holder based on a per share conversion price of $1.32, adjusted for the effect of the merger and reverse stock split. As of December 31, 1997, $217,000 of these notes had been converted into 163,498 shares of the Registrant's Common Stock.

         In October 1997, Registrant sold 1,000,000 unregistered shares of its Common Stock to Dr. M. G. Robertson, (the former owner of KV) for aggregate proceeds of $1,250,000. The proceeds were comprised of $1,000,000 in cash and the forgiveness of a $250,000 note payable to Dr. Robertson. In connection with the purchase, Dr. Robertson received five- year warrants to purchase 1,000,000 shares of unregistered Common Stock of the Registrant at an exercise price of $2.00 per share. Dr. Robertson also received a demand registration right covering the purchased shares and warrant shares that may be exercised under certain circumstances described in the stock purchase agreement.

--------------------------------------------------------------------------------
                       ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

         The financial data included in the table shown below has been selected by Registrant and has been derived from the financial statements for the periods indicated. Consolidated balance sheets as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1996, have been examined by J.S. Osborn, P.C., certified public accountants. The consolidated balance sheet as of December 31, 1997 and the related statement of operations, shareholders' equity and cash flows for the year ended December 31, 1997, have been examined by Osborne, Swalm, Thomas & Associates, PLLC (formerly J.S. Osborn, P.C.), certified public accountants.


 Years Ended
 December 31                       1997                1996             1995           1994              1993
 -----------                       ----                ----             ----           ----              ----

 STATEMENT OF
 OPERATIONS DATA:
 Total Revenue                  $14,050,621          $8,638,875      $6,082,728     $7,594,161        $5,375,840(1)

 Net Loss                          (686,881)            (25,447)      (905,477)     (1,532,977)       (3,148,751)(1)

BALANCE SHEET DATA:

 Working Capital                    513,008            (149,181)       (331,066)       (66,118)(1)       543,709(1)

 Total assets                     5,983,534           3,967,493       2,470,673      2,876,749 (1)     2,974,144(1)

 Long term debt                     818,131             367,571         339,953        329,879 (1)        87,830(1)

 Shareholders' Equity             3,583,543           1,984,081         226,234       (434,478)(1)     1,478,330(1)

----------------------
(1) Unaudited

--------------------------------------------------------------------------------
               ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources; Material Changes in Financial Condition.

         During the year ended December 31, 1997, Registrant had a net increase in cash of $72,000. This increase in cash resulted primarily from net cash provided by investing activities of $1,318,000 that was partially offset by the net cash used by operations of $1,212,000. The net cash provided by investing activities came from (i) Registrant's sale of 10%, two year convertible notes that raised $730,000 and (ii) the Registrant's private placement of one million shares of common stock that provided cash of $1,000,000 ($947,000 net of expenses). This cash was primarily used to fund Registrant's $687,000 net loss, and a $404,000 increase in inventory. Registrant increased its inventory to help insure adequate product availability to supply sales growth.

         Consistent with industry practice, most of Registrant's sales are paid at the time of order. Therefore, Registrant's primary working capital need is to fund any increases in inventory needed to support sales growth. Since Registrant's sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for Registrant to have products on hand when the distributors place their orders. During periods of sales growth, Registrant must purchase inventory in anticipation of sales, thereby creating the need for additional working capital.

         Registrant believes that it will be able to fund further moderate sales increases through its operations. Should sales growth increase beyond Registrant's ability to finance its growth internally, Registrant will again seek outside sources of capital including bank borrowings, other types of debt financing or an equity offering. There is no assurance, however, that Registrant would be able to obtain any additional outside financing. Registrant has no plans or requirements for any significant capital expenditures during the next twelve months. Other than those factors already described, Registrant is not aware of any trends or uncertainties that would significantly effect its liquidity or capital resources in the future.

Results of Operations - 1997 Compared with 1996.

         Sales for the year ended December 31, 1997 were $14,051,000 compared with sales for the prior year of $8,639,000, an increase of $5,412,000 or 63%. This increase was attributable to the addition of sales of Great Xpectations ("GX") products resulting from the merger which amounted to $1,207,000 and an increase in Royal BodyCare ("RBC") sales of $4,205,000. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U.S. and Canada. This growth was partially due to the merger of the Light Force distributors into the Registrant's distributor base in June 1996.

         Cost of goods sold for the year ended December 31, 1997 was $3,781,000 compared with cost of goods sold in the prior year of $2,538,000, an increase of $1,243,000 or 49%. As a percentage of sales, cost of goods sold in 1997 was 27% compared with 29% in 1996. The improvement in cost of goods sold as percentage of sales in 1997 was due to the decline, as a percentage of total sales, of export sales to RBC's licensees in 1997. Export sales have a higher cost of goods sold as a percentage of sales since Registrant does not pay distributor commissions on these sales. In addition, Registrant realized some improvement in gross margin due to increased volumes.

         Distributor commissions for the year ended December 31, 1997 were $5,248,000 compared with distributor commissions in 1996 of $3,026,000, an increase of $2,222,000 or 73%. As a percentage of sales, distributor commissions in 1997 were 37% compared with 35% in 1996. The increase in distributor commissions as a percentage of sales was mainly due to the decline, as a percentage of total sales, of export sales to RBC's licensees in 1997. Registrant does not pay distributor commissions on export sales.

         Interest expense for the year ended December 31, 1997 was $110,000, compared with interest expense in 1996 of $56,000, an increase of $54,000 or 96%. This increase is attributable to the interest expense associated with the $730,000 of 10%, two year convertible notes issued during 1997.

         Depreciation and amortization for the year ended December 31, 1997 was $307,000 compared with depreciation and amortization in 1996 of $188,000, an increase of $119,000 or 63%. This increase was mainly due to depreciation associated with property and equipment additions during 1996 and 1997 along with an increase in goodwill amortization expense. Goodwill amortization expense increased in 1997, since 1997 was the first full year of the amortization of goodwill associated with the acquisition of Light Force.

         General and administrative expenses ("G&A") for the year ended December 31, 1997 were $5,278,000 compared with G&A in 1996 of $2,838,000, an increase of $2,440,000 or 86%. As percentage of sales, G&A in 1997 was 38% compared with 33% in 1996. The increase in G&A was attributable to the addition of GX G&A resulting from the merger which amounted to $476,000 and an increase in G&A related to RBC operations of $1,964,000. The increase in RBC G&A was due to increased costs associated with Registrant's annual distributor sales conference held in July 1997, and costs associated with an intensive distributor recruiting and product marketing effort which began in the first quarter of 1997. The recruiting and product marketing effort has resulted in the addition of a significant number of new distributors to Registrant's active distributor base. Registrant also incurred additional G&A to upgrade internal systems and increase personnel to support the additional distributors and related sales growth. Registrant began to experience increased sales in the second quarter from the addition of these new distributors and expects this sales growth to continue in future periods.

         Net loss for the year ended December 31, 1997 was $687,000, compared with a net loss in the prior year of $25,000. Registrant incurred a net loss in 1997 primarily due to the expenses incurred to attract new distributors and to set up internal systems and staffing required to support anticipated sales growth. Registrant believes that the sales growth that these investments are generating will result in an increase in earnings that will more than justify the expense.

         There have been no economic events or changes that have affected the sales or operating results of Registrant and Registrant is not aware of any economic trends or uncertainties that would have a material impact on future sales or the operating results. Registrant believes that it has purchased its products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to Registrant's customers. In addition, Registrant does not believe at this time that inflation will have a material impact on its operating results.

Results of Operations - 1996 Compared with 1995.

         Sales for the year ended December 31, 1996 were $8,639,000 compared with sales for the prior year of $6,083,000, an increase of $2,556,000 or 42%. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U.S. and Canada due to the acquisition of Light Force in June 1996, and an increase in export sales to RBC's licensees in 1996 of $491,000 compared to 1995.

         Cost of goods sold for the year ended December 31, 1996 was $2,538,000 compared with cost of goods sold in the prior year of $1,941,000, an increase of $597,000 or 31%. As a percentage of sales, cost of goods sold in 1996 was 29% compared with 32% in 1995. The improvement in cost of goods sold as a percentage of sales in 1996 was due mainly to the outsourcing of certain product production activities beginning during the last half of 1995 that significantly reduced production costs. In addition, Registrant realized some improvement in gross margin due to increased volumes.

         Distributor commissions for the year ended December 31, 1996 were $3,026,000 compared with distributor commissions in 1995 of $2,235,000, an increase of $791,000 or 35%. As a percentage of sales, distributor commissions in 1996 were 35% compared with 37% in 1995. The decrease in distributor commissions as a percentage of sales was mainly due to the increase, as a percentage of total sales, of export sales to RBC's licensees in 1996. The Company does not pay distributor commissions on export sales.

         Interest expense for the year ended December 31, 1996 was $56,000 compared with interest expense in 1995 of $64,000, a decrease of $8,000 or 13%. This decrease was attributable to the expiration of certain capital lease agreements in February 1996.

         Depreciation and amortization for the year ended December 31, 1996 was $188,000 compared with depreciation and amortization in 1995 of $162,000, an increase of $26,000 or 16%. This increase was mainly due to depreciation associated with property and equipment additions during 1996 and 1995.

         G&A for the year ended December 31, 1996 were $2,838,000 compared with G&A in 1995 of $2,596,000, an increase of $242,000 or 9%. As percentage of sales, G&A in 1996 was 33% compared with 43% in 1995. G&A in 1995 included certain one time charges of $494,000 related primarily to the closing of RBC-Mexico. Excluding this charge, as a percentage of sales, G&A in 1995 was 35%. G&A expenses decreased in 1996 as a percentage of sales since certain G&A expenses (such as management salaries and facilities expenses) did not increase in proportion to the increase in sales.

         Net loss for the year ended December 31, 1996 was $25,000, compared with a net loss in the prior year of $905,000. This improvement was mainly due to the increased gross profit generated by increased sales, combined with limiting the increase in G&A expenses.

Forward Looking Statements

         Important Considerations Related to Forward-Looking Statements. It should be noted that this discussion contains forward looking statements which are subject to substantial risks and uncertainties. There are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for Registrant's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of Registrant.


--------------------------------------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------------------------------------

         The financial statements of Registrant are set forth immediately following the signature page of this Form 10- K. (See "Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K" for index to Financial Statements.)


--------------------------------------------------------------------------------
                  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                       ACCOUNTS ON FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Registrant has had no disagreements with its certified public accountants with respect to accounting practices or financial disclosure.

                                    PART III

--------------------------------------------------------------------------------
                  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------------------------------------------

         The following table sets forth, as of March 31, 1998, the name, age, and position of each Executive Officer and Director and the month in which such Director or Officer began his term of office. (See footnotes for the month in which such persons began their respective term of office with a constituent company of the GlobeNet Merger.)

                                                                                           DIRECTOR OR
      NAME                     AGE                   POSITION                             OFFICER SINCE
      ----                     ---                   --------                             -------------
 Clinton H. Howard             69           Chairman of the Board & President             April 1997(1)

 Steven E. Brown               43           Director/Vice-President & Chief               April 1997(1)
                                            Financial Officer

 Andrew V. Howard              40           Director/General Counsel/Vice                 April 1997(1)
                                            President

 Forrest E. Watson             63           Director                                      April 1997(2)

 R. Leon York                  59           Director                                      April 1997(2)

 Gregory A. White              40           Chief Information Officer                     February 1998

 Ken Sabot                     52           Senior Vice President of Operations           February 1998

------------------------

(1)  Director of GlobeNet since July 1995.
(2)  Director of Mighty Power since November 1995.


TERM OF OFFICE.

         Each director of Registrant serves for a term of one year, and thereafter until his or her successor is elected at Registrant's annual shareholder's meeting, and is qualified, subject to removal by Registrant's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year.

FAMILY RELATIONSHIPS

         Mr. Andrew V. Howard, a Vice President and General Counsel of Registrant, is the son of Clinton H. Howard, President and Chairman of Registrant.

BIOGRAPHICAL INFORMATION.

         Set forth below is certain biographical information regarding each of Registrant's Directors and Executive Officers.

         Clinton H. Howard. Mr. Howard is the President and Chairman of the Board of Registrant. Mr. Howard graduated from Rice University with a BA degree and from Southwestern Medical School with an MA degree, after which he studied graduate business courses at S.M.U. and the University of Dallas. Mr. Howard founded

American Biomedical Corporation ("ABC") in 1958, and built it into a chain of 40 medical testing laboratories. He took ABC public in 1969. In 1974, ABC was merged with National Health Laboratories, then one of the nation's largest medical laboratory chains. In 1974, Mr. Howard founded Carrington Laboratories, Inc. ("Carrington") (originally named Avacare, Inc.), a personal care products, direct sales marketing firm. In 1981, he established a research division which isolated an active medicinal compound in aloe vera, acemannan. He then sold the skin care business and converted Carrington to a pharmaceutical company. Mr. Howard retired from Carrington in 1990. The following year he founded RBC- U.S.

         Steven E. Brown. Mr. Brown is Vice President and Chief Financial Officer of Registrant and has held the same positions with RBC-U.S. since joining RBC-U.S. in May 1994. Prior to joining RBC-U.S., Mr. Brown was the Vice President, Finance and Chief Financial Officer of Carrington Laboratories, Inc. ("Carrington") from 1980 through April 1994. Mr. Brown was treasurer of Carrington from 1982 through 1994 and served as a director from 1981 until August 1987. Mr. Brown is a Certified Public Accountant and was previously associated with the international accounting firm of Arthur Andersen & Co.
from 1977 to 1980.

         Andrew V. Howard. Andrew V. Howard is Vice President and General Counsel of Registrant and has held the same positions with RBC-U.S. since joining RBC-U.S. in March 1995. He is a son of Clinton Howard. Prior to completing his academic training in February 1995, he worked as a salesman and sales manager for various companies and, earlier, he worked full time as an independent distributor of health care products and nutritional supplements, building his own organization which grew to revenue levels of over $400,000 per year. He graduated with a bachelors degree from the University of Dallas, and earned an MBA at Regent University in Virginia where he subsequently completed law school, earning a JD degree. He passed the Texas Bar exam in early 1995.

         Forrest E. Watson Dr. Watson is the President of Registrant's GX Division and as co-founder, served as Chief Executive Officer of Mighty Power from June 1996, until Mighty Power's merger with GlobeNet in April 1997. Prior to co- founding Mighty Power, Dr. Watson served as the Superintendent of Schools in various Texas cities from 1965 until 1996. Dr. Watson's most recent position as Superintendent of Schools was in the Keller School District where he served in that capacity from 1993 until 1996.

         R. Leon York Mr. York is the Executive Vice President of Registrant's GX Division and, as co-founder, served as Mighty Power's President from November 1995, until Mighty Power's merger with GlobeNet in April 1997. Prior to co- founding Mighty Power, Mr. York had been retired. Mr. York retired from Petrolon, Inc., the marketer of the automobile fuel additive product Slick 50, in 1987. Mr. York joined Petrolon in 1978 and served as President from 1984 until he retired in 1987.

         Ken Sabot. Mr. Sabot became Senior Vice President of Operations of the Registrant in February 1998. Prior to joining Registrant, Mr. Sabot was the Vice-President-Operations of To Life! L.L.C., a start up network marketing company, from August 1996 until February 1998. Prior to joining To Life, he was employed by Light Force, Inc. from 1981 through January 1996. Mr. Sabot joined Light Force as the Controller in 1981 and served as Chief Operating Officer from 1986 until leaving Light Force in January 1996. Mr. Sabot became a Certified Public Accountant in 1969.

         Gregory A. White. Mr. White became Chief Information Officer in February 1998. From 1984 to February 1998, Mr. White served as President of two companies that he founded, Learning Path International, a computer systems training company, and Azilan Solutions, a provider of computer systems and support and strategic planning services emphasizing the use of state-of-the-art information technology.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         Except as to the bankruptcy proceedings of KV under the direction of Clinton H. Howard (as disclosed above under Item 1 Business), to the knowledge of management, during the past five years, no present or former director, executive officer, person nominated to become a director or an executive officer of Registrant, promoter, or control person:

                 (1) filed a petition under the federal bankruptcy laws or any state insolvency law, on or had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

                 (2) was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violation and other minor offenses);

                 (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended, or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities: acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leveraged transaction merchant associated person of any of the foregoing, or as an investment advisor, underwriter, broker, or dealer in securities, or as an affiliate person, director, or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (ii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

                 (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limited for more than 60 days the right of such person or engage in any activity described above under this item, or to be associated with persons engage in any such activity;

                 (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

                 (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

--------------------------------------------------------------------------------
                       ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

EXECUTIVE COMPENSATION

         The following compensation has been paid or accrued to the officers of the Registrant:

       Name                   Capacity              1997            1996             1995            1994
       ----                   --------              ----            ----             ----            ----
 Clinton H. Howard         President              $177,000        $ 11,000         $  4,500        $11,500

 Steven E. Brown           Vice President and     $105,000        $103,000         $ 90,400        $55,600(1)
                           Chief Financial
                           Officer
 Andrew V. Howard          Vice President         $ 96,400        $ 86,200         $ 59,400(2)         -0-
                           Marketing

 Nelson R. Rogers          Vice President         $ 90,000        $ 90,000         $ 88,300(3)         -0-
                           International

 Forrest E. Watson         Formerly Chief         $ 60,000        $ 25,350              -0-(4)         -0-
                           Executive Officer

 R.  Leon York             Formerly President     $ 30,000        $ 30,000         $5,000(4)           -0-

------------------

(1)  Started May 1994
(2)  Started March 1995
(3)  Started January 1995
(4)  Started November 1995

 BONUSES AND DEFERRED COMPENSATION:         None

 COMPENSATION PURSUANT TO PLANS:            None

 PENSION TABLE:                             None

 COMPENSATION                               See Cash Compensation and Stock Comp

 EMPLOYMENT CONTRACTS AND
 TERMINATION OF EMPLOYMENT AND
 CHANGES IN CONTROL ARRANGEMENTS


         There are no compensatory plans or arrangements, including payments to be received from Registrant, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment by Registrant or its subsidiaries, or any change in control of Registrant, or a change in the person's responsibilities following a changing in control of Registrant.


--------------------------------------------------------------------------------
                   ITEM 12.  SECURITY OWNERSHIP AND CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following tables set forth as of December 31, 1997, the address, and the number of shares of Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Registrant to own beneficially, more than 5% of the then 13,536,980 issued and outstanding shares of Registrant's Common Stock, and the name and share holdings of each director and of all officers and directors as a group:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                    AS OF DECEMBER 31, 1997
                                                    -----------------------
 CLASS        BENEFICIAL OWNER(1)                   AMOUNT       % OF CLASS
 -----        -------------------                   ------       ----------
 Common       Clinton H.  Howard                    7,801,857(2)     57.6%
              3917 Fox Glen Dr.
              Irving, Texas  75062
 Common       Penny Slinger Hills, Trustee          1,607,412        11.9%
              Hills 1988 Living Trust
              910 Herman Gulch Road
              Boulden Creek, CA 95006

 Common       Dr. M. G. Robertson                   2,000,000(5)     13.8%
              977 Centerville Turnpike
              Virginia Beach, VA  23463

SECURITY OWNERSHIP OF MANAGEMENT

                                                    AS OF DECEMBER 31, 1997
                                                    -----------------------
 CLASS        BENEFICIAL OWNER(1)                   AMOUNT       % OF CLASS
 -----        -------------------                   ------       ----------
 Common       Clinton H.  Howard                     7,801,857(2)    56.6%

 Common       Steven E.  Brown                          22,600(3)    0.00(4)

 Common       Andrew V.  Howard                         16,951       0.00(4)

 ALL OFFICERS, DIRECTORS & BENEFICIAL                7,841,408(3)    57.8%
 PERSONS AS A GROUP (8 PERSONS)


(1) All shares owned directly are owned beneficially and of record, and such Shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2)  Includes 115,265 shares owned of record by Mr. Howard's wife.

(3) Includes 22,600 shares which may be acquired through presently exercisable stock options.

(4)  Less than 1.0%

(5) Includes 1,000,000 shares which may be acquired through presently exercisable warrants.

--------------------------------------------------------------------------------
           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

TRANSACTIONS WITH AND INDEBTEDNESS OF MANAGEMENT AND OTHERS

         As a part of a grant of stock options to employees of the Registrant in September 1997, Registrant granted options to six officers and directors totaling 67,000 shares. These options were 5-year options exercisable at $1.06 per share. The number of options granted to each employee, including officers and directors was determined by a formula based on the length of service and annual base salary.

         In the merger of Mighty Power and GlobeNet, the Boards of Directors of the respective companies agreed that, on a post-merger basis, Mighty Power shareholders and GlobeNet shareholders should own 14% and 86% of the Registrant, respectively. In connection with the merger transaction, on a post reverse split basis, certain officers and directors of Mighty Power transferred all shares beneficially owned by them, totaling 2,235,858 shares, to the GlobeNet shareholders. In addition, an affiliate of Mighty Power and the Mighty Power Employee & Associate Profit Sharing Trust transferred all shares owned by them, totaling 305,571 shares, to the GlobeNet shareholders. Two officers and directors of Registrant received an aggregate of 7,703,543 shares of Registrant in connection with the merger as the proportionate number of shares due to them based on their percentage ownership of GlobeNet.


                                    PART IV

--------------------------------------------------------------------------------
              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

         Title of Document

         Independent Auditors Report of Osborn, Swalm, Thomas & Associates, PLLC, Certified Public Accounts

         Consolidated Balance Sheets as of  December 31, 1997 and 1996.

         Consolidated Statements of Operations for the Years December 31, 1997, 1996 and 1995.

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements

(A)(2)   FINANCIAL STATEMENT SCHEDULES.  None.

(A)(3)   EXHIBITS.  The following exhibits are included as part of this report:

 EXHIBIT NO.           SEC REF. NO.          TITLE OF DOCUMENT                             LOCATION
 -----------           ------------          -----------------                             --------
 Item 3                                      Articles of Incorporation and Bylaws
 ------                                      ------------------------------------
 3.01                  3                     Articles of Incorporation                     Incorporated by
                                                                                           Reference
 3.02                  3                     Bylaws                                        Incorporated by
                                                                                           Reference

                                             Material Contracts                            None

 27                                          Financial Data Schedule
 -------------

REPORTS ON FORM 8-K

      Registrant filed no reports on Form 8-K during the last quarter of Fiscal 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        GLOBENET INTERNATIONAL I, INC.,
                                        a Delaware corporation


Date:        April 14         , 1998.
     -------------------------          By:     /s/ CLINTON H. HOWARD
                                           -------------------------------------
                                        Name:  Clinton H. Howard
                                             -----------------------------------
                                        Title: President
                                              ----------------------------------

         Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

 Signature                         Title                        Date
 ---------                         -----                        ----
/s/ CLINTON H. HOWARD              Chairman of the Board of      April 14, 1998
 --------------------------        Directors and President      ----------------
 Clinton H. Howard

/s/ STEVEN E. BROWN                Director, Vice President &    April 14, 1998
 --------------------------        Chief Financial Officer      ----------------
 Steven E. Brown

/s/ ANDREW V. HOWARD, J.D.         Director, Vice President &    April 14, 1998
 --------------------------        General Counsel              ----------------
 Andrew V. Howard, J.D.


 --------------------------        Director                     ----------------
 Forrest E. Watson, Ph. D.

/s/ R. LEON YORK                                                 April 14, 1998
 --------------------------        Director                     ----------------
 R. Leon York

                                           INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Accountants' Report                                            F-2

Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1997 and 1996      F-3

         Consolidated Statements of Operations for the years ended
            December 31, 1997, 1996 and 1995                               F-4

         Consolidated Statements of Shareholders' Equity for the years
            ended December 31, 1997, 1996 and 1995                         F-5

         Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995                               F-6

         Notes to Consolidated Financial Statements                        F-7

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
GlobeNet International I, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of GlobeNet International I, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobeNet International I, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


OSBORN, SWALM, THOMAS & ASSOCIATES, PLLC



Dallas, Texas
March 31,1998

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996

ASSETS                                                1997              1996
                                                 ------------      ------------
Current assets:
    Cash                                         $    166,392      $     94,630
    Accounts receivable, net of
       allowance for doubtful accounts                119,685            27,030
    Inventory                                       1,744,309         1,229,672
    Prepaid expenses                                   64,482            63,560
                                                 ------------      ------------

     Total current assets                           2,094,868         1,414,892

Property and equipment, net of depreciation           759,168           487,803

Goodwill, net of accumulated amortization           2,959,673         2,009,803

Other assets                                          169,825            54,995
                                                 ------------      ------------

                                                 $  5,983,534      $  3,967,493
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                      $    320,575      $    843,151
    Accrued expenses                                1,116,632           591,890
    Notes payable                                      67,199            65,199
    Current portion of long-term debt                  77,454            63,833
                                                 ------------      ------------

     Total current liabilities                      1,581,860         1,564,073
                                                 ------------      ------------

Long-term debt, net of current portion                818,131           367,571
                                                 ------------      ------------

Note payable to shareholder                                --            51,768
                                                 ------------      ------------

Shareholders' equity:
    Preferred stock, $.10 par value; authorized
       20,000,000 shares; none outstanding                 --                --
    Common stock, $.001 par value; authorized
       50,000,000 shares; outstanding; 1997
      13,536,980 shares; 1996 4,235,714 shares         13,537             4,236
    Paid in capital                                11,593,209         9,311,476
    Accumulated deficit                            (8,020,093)       (7,333,212)
    Cumulative translation adjustment                  (3,110)            1,581
                                                 ------------      ------------

                                                    3,583,543         1,984,081
                                                 ------------      ------------

                                                 $  5,983,534      $  3,967,493
                                                 ============      ============

                 See notes to consolidated financial statements.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                               1997              1996             1995
                                               ----              ----             ----
Sales                                      $ 14,050,621      $  8,638,875      $  6,082,728
Cost of sales                                 3,780,930         2,538,428         1,941,242
                                           ------------      ------------      ------------

Gross profit                                 10,269,691         6,100,447         4,141,486
                                           ------------      ------------      ------------

Operating expenses:
    General and administrative                5,277,860         2,838,395         2,595,985
    Distributor commissions                   5,248,309         3,025,838         2,234,733
    Interest                                    110,125            55,989            63,679
    Depreciation and amortization               307,312           188,257           162,356
                                           ------------      ------------      ------------

Total operating expenses                     10,943,606         6,108,479         5,056,753
                                           ------------      ------------      ------------

Loss from continuing operations                (673,915)           (8,032)         (915,267)

Discontinued operations                              --                --           (18,553)
                                           ------------      ------------      ------------

Net loss before income taxes                   (673,915)           (8,032)         (896,714)

Income taxes                                     12,966            17,415             8,763
                                           ------------      ------------      ------------


Net loss                                   $   (686,881)     $    (25,447)     $   (905,477)
                                           ============      ============      ============


Pro forma information (unaudited):
   Net loss                                $   (649,107)

   Income taxes                                  12,966
                                           ------------

   Pro forma net losses                    $   (662,073)
                                           ============


   Loss per share                          $     (0.053)
                                           ============

   Weighted average shares outstanding       12,552,977
                                           ============

                 See notes to consolidated financial statements.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         Common Stock                                               Accumulated        Total
                                     ---------------------         Paid In         Accumulated      Translation     Shareholders'
                                     Shares         Amount         Capital           Deficit        Adjustment          Equity
                                     ------         ------         -------         -----------      -----------     -------------
Balances, December 31, 1994         3,571,429    $      3,572    $  9,116,840     $ (6,402,288)    $     11,110        2,729,234

Net Loss                                   --              --              --         (905,477)              --         (905,477)
Translation Adjustment                     --              --              --               --           (5,323)          (5,323)
                                 ------------    ------------    ------------     ------------     ------------     ------------

Balances, December 31, 1995         3,571,429           3,572       9,116,840       (7,307,765)           5,787        1,818,434

Shares Issued for Commissions         664,285             664         194,636               --               --          195,300
Net Loss                                   --              --              --          (25,447)              --          (25,447)
Translation Adjustment                     --              --              --               --           (4,206)          (4,206)
                                 ------------    ------------    ------------     ------------     ------------     ------------

Balances, December 31, 1996         4,235,714           4,236       9,311,476       (7,333,212)           1,581        1,984,081

Reverse Merger                      7,886,415           7,887          (7,887)              --               --               --
Conversion of Notes Payable           163,498             163         216,837               --               --          217,000
Lightforce Earn-out Shares            251,353             251         876,341               --               --          876,592
Private Placement                   1,000,000           1,000       1,196,442               --               --        1,197,442
Net Loss                                   --              --              --         (686,881)              --         (686,881)
Translation Adjustment                     --              --              --               --           (4,691)          (4,691)
                                 ------------    ------------    ------------     ------------     ------------     ------------

Balances, December 31, 1997        13,536,980    $     13,537    $ 11,593,209     $ (8,020,093)    $     (3,110)    $  3,583,543
                                 ============    ============    ============     ============     ============     ============


                 See notes to consolidated financial statements.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997             1996            1995
                                                         ----             ----            ----
Cash flow from operating activities:
  Net loss from operations                           $  (686,881)    $   (25,447)    $  (905,477)
  Adjustments to reconcile loss to net cash
     provided by (used for) operations:
       Depreciation and amortization                     307,312         201,224         167,760
       Loss on sale of equipment                             299           2,254          33,386
       Deferred income taxes                                  --           3,437           2,738
       Translation adjustments                            (4,691)           (206)           (195)
  Change in assets and liabilities:
      Accounts receivable                                (80,893)            833          (1,323)
      Prepaid assets                                        (922)        (10,250)         (4,800)
      Inventory                                         (404,484)        (26,117)        102,992
      Other assets                                       (74,313)        (36,031)         11,964
      Accounts payable                                  (550,230)        236,938        (396,972)
      Accrued expenses                                   299,310        (295,449)        458,188
      Notes payable                                      (16,528)         14,423          39,632
                                                     -----------     -----------     -----------

Cash provided by (used for) operating activities      (1,212,021)         65,609        (492,107)
                                                     -----------     -----------     -----------

Cash flow from investing activities:
    Cash acquired by merger                               61,694              --              --
    Purchase of furniture, fixtures and equipment       (110,969)        (21,995)        (26,800)
    Proceeds from sale of equipment                       15,288             183         130,367
                                                     -----------     -----------     -----------

Cash provided by (used for) investing activities         (33,987)        (21,812)        103,567
                                                     -----------     -----------     -----------

Cash flow from financing activities:
    Net proceeds from private placement                  947,442         287,500         702,560
    Proceeds from long term debt                         730,000          24,602          22,047
    Payments of long-term debt                          (307,904)        (85,337)       (101,269)
    Repayment to stockholders                            (51,768)       (250,635)       (257,404)
                                                     -----------     -----------     -----------

Cash provided by (used for) financing activities       1,317,770         (23,870)        365,934
                                                     -----------     -----------     -----------

Net increase (decrease) in cash                           71,762          19,927         (22,606)

Cash, beginning of year                                   94,630          74,703          97,309
                                                     -----------     -----------     -----------

Cash, end of year                                    $   166,392     $    94,630     $    74,703
                                                     ===========     ===========     ===========


                 See notes to consolidated financial statements

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.       ORGANIZATION AND HISTORY:

HISTORY - The company was organized February 12, 1988 as Jason Ray Corporation ("JRC") for the purpose of combining with other businesses. In April 1988, JRC filed an initial public offering registration statement on Form S-1 with the Securities and Exchange Commission ("SEC"). JRC changed its name to Seven Oaks Farms, Ltd. ("Seven Oaks") on July 1, 1998. From approximately May 1, 1991 until October 1995 Seven Oaks was a dormant entity, conducting no business activities. Effective November 1, 1995 Seven Oaks merged with Mighty Power, Inc. ("MPI") The merger, a purchase under Accounting Principles Board Opinion 16, was accounted for as a reverse merger with MPI being the acquirer. The Company then changed its name to Mighty Power USA, Inc. ("Mighty Power").

Effective April 1, 1997, Mighty Power merged with GlobeNet Inc. (the "merger"). In connection with the merger the Company effected a one for seven reverse stock split (all share figures have been adjusted to reflect this reverse split). The Company then issued 7,886,415 new shares to the shareholders of GlobeNet Inc. in exchange for 100% of the outstanding stock of GlobeNet Inc. In addition, under the terms of the merger agreement, certain shareholders of the Company transferred an additional 2,541,427 shares of common stock to the GlobeNet Inc. shareholders. As a result, the shareholders of GlobeNet Inc. obtained 86% of the then outstanding common stock of the Company. In connection with these transactions, the registrant changed it name to GlobeNet International I, Inc. ("GNI").

The transaction, a purchase under Accounting Principles Board Opinion 16, has been accounted for as a reverse merger with GlobeNet Inc. being the acquirer. Therefore, GlobeNet Inc.'s historical financial statements are now the Company's historical financial statements.

Concurrent with the merger, an affiliate of the registrant, Great Xpectations Marketing, Inc.("GXI"), acquired all the assets and liabilities of two other affiliates of the registrant, Health Thru Nature, Inc. and Mighty Power USA L.
C. for $100,000 in notes payable. The registrant then purchased all the outstanding common stock of GXI for an additional $100,000 note payable. These transactions were also accounted for as purchases.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the April 1, 1997 transactions described above had occurred at the beginning of 1996, after considering the impact of certain adjustments including amortization of intangibles.

                                                        Unaudited
                                               ----------------------------
                                                  1997              1996
Sales                                          $14,439,727      $10,660,078
Net income (loss)                                 (662,093)        (294,270)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future periods.

ORGANIZATION - The Company is engaged in the marketing of nutritional supplements and personal care products. The Company operates its business through two operating divisions: the Royal BodyCare Division and the Great Xpectaions Division. The two divisions represent the separate business strategies and product lines of the constituent companies preceding the merger described above.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.        ORGANIZATION AND HISTORY (CONTINUED):

GlobeNet Inc. was incorporated in Texas in June 1995 by Clinton H. Howard, to serve as a holding company for certain companies affiliated with Mr. Howard. In July 1995, all of the outstanding capital stock of these affiliated companies was contributed to GlobeNet Inc. by Mr. Howard and his immediate family.

GNI's principle U. S. marketing operations are conducted through Royal BodyCare, Inc. ("RBC-US"), formed by Mr. Howard in 1991. In 1991 Mr. Howard formed Arlington Laboratories, Inc. ("Arlington"), for the purpose of operating a facility to test the Company's products and perform certain private label manufacturing activities. In 1992 Mr. Howard formed Royal BodyCare, Inc. (Canada) (" RBC- Canada") to market products in Canada through a network of independent distributors. RBC-Canada owns all of the outstanding stock of Pure Life International Products, Inc.("Pure Life") which it purchased in 1992. Pure Life has been in business since 1982. In 1993 Mr. Howard formed Royal BodyCare S.A. de C.V. ("RBC-Mexico") to market nutritional and skin care products. RBC-Mexico ceased operations in late 1995 due to revenue below expectations.

In 1995 the Company entered into separate agreements to license the exclusive rights to sell its products in Indonesia and Sweden through office/warehouse facilities owned and operated by third parties in the respective countries. In 1996 the Company entered into a similar arrangement with a third party licensee to market the Company's products in Japan. Under these agreements distributors in these countries are compensated according to the same compensation plan as that is used for the RBC Division independent distributors.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of GNI, and its wholly owned subsidiaries; Royal BodyCare, Inc., Royal BodyCare, Inc. (Canada), Pure Life International Products, Inc., Arlington Laboratories, Inc., Royal BodyCare S.A. de C.V., and Great Xpectations Marketing, Inc. (collectively the "Subsidiaries"). RBC-Canada and Pure Life are organized under the Canadian Business Corporation Act. All significant inter-company accounts and transactions have been eliminated. A subsidiary of the Company, Kalo Vita, Inc. filed for bankruptcy in 1994. The Company does not have control of this entity, therefore it is not consolidated in these financial statements (see note 14).

The common stock of the subsidiaries (except GXI) was owned by Clinton H. Howard and members of his family until July 1, 1995. On that date the common stock of the subsidiaries was contributed to GlobeNet Inc. in exchange for shares of common stock. The accompanying financial statements have been prepared as if the subsidiaries had been contributed to GlobeNet Inc. on the respective dates of their affiliation with Mr. Howard.

TRANSLATION OF FOREIGN CURRENCIES - All current assets and liabilities of foreign subsidiaries were translated into U. S. dollars at the exchange rate in effect at the balance sheet date. Long-term assets and equity were translated at historical exchange rates. Revenue and expense accounts were translated at weighted average exchange rates. Translation gains and losses are reflected as a separate component of shareholders' equity.

REVENUE RECOGNITION - The Company sells its products through a network of independent distributors. The Company recognizes revenue upon sale to its distributors and records an allowance for sales returns.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INVENTORIES - Inventories, consisting of finished goods held for resale, work-in-process and raw materials are stated at the lower of cost of market.

CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are being provided over the estimated useful lives of the related assets, principally on the straight-line and declining balance methods, ranging from three to seven years.

The company reviews its property and other noncurrent assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the fair market value of the asset less disposal costs.

INCOME TAXES - The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

The Company files a consolidated tax return with its subsidiaries. Deferred income taxes are the result of temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes for the Company's Canadian subsidiaries.

GOODWILL - Goodwill represents the excess cost over fair value of assets acquired and is being amortized using the straight line method over 20 years. The carrying value of goodwill is periodically reviewed by the Company for impairment based on expected future undiscounted operating cash flows of the related business unit. If it is determined that impairment has occurred, any excess will be charged to operations.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share (EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is not presented since it would be anti-dilutive.

SEC Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), requires pro forma statement of operations information and earnings per share when historical financial statements are not indicative of ongoing activity. As a result of the Company's reverse merger in April 1997 the statement of operations does not reflect the complete historical earnings (losses) of the combined entities. Therefore unaudited pro forma information has been presented on the bottom of the consolidated Statement of Operations which reflects the Company's earnings (losses) and earnings per share as if the merger had occurred at the beginning of 1997. As required by SAB 1B.2 pro forma earnings per share has only been presented for 1997.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

CREDIT RISK - The Company's trade accounts receivable arise in the normal course of business and primarily relate to sales of its products to its distributor network throughout the United States, Canada and its overseas licensees. Such receivables are unsecured. The company performs ongoing credit evaluations of the entities from whom such accounts are receivable. The Company places its cash investments in high credit quality institutions and limits the amount of credit exposure to any one institution.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities and notes payable approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.


3.       INVENTORIES:

At December 31, inventories consist of the following:

                                                        1997          1996
                                                        ----          ----
Finished goods                                       $1,480,085    $1,057,998
Packaging materials and other                           264,224       171,674
                                                     ----------    ----------

         Total                                       $1,744,309    $1,229,672
                                                     ==========    ==========


4.       PROPERTY AND EQUIPMENT:

At December 31, property and equipment consist of the following:

                                                        1997              1996
                                                        ----              ----
Furniture and fixtures                              $   369,838     $   163,883
Warehouse equipment                                     159,896         266,169
Automotive equipment                                      8,880           9,562
Computer equipment and software                         897,603         625,409
Leasehold improvements                                   38,619          16,630
                                                    -----------     -----------

Total property and equipment                          1,474,836       1,081,653
Less accumulated depreciation and amortization         (715,668)       (593,850)
                                                    -----------     -----------

         Net property and equipment                 $   759,168     $   487,803
                                                    ===========     ===========

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5.       GOODWILL:


Goodwill was recorded as a result of the acquisition of Pure Life in April 1992, Lightforce, in June 1996 and the merger in April 1997 as follows:

                                                     1997              1996
                                                     ----              ----
Lightforce                                          $ 2,284,215     $ 1,407,623
Pure Life                                               843,622         843,622
Mighty Power                                            220,442              --
                                                    -----------     -----------

                                                      3,348,279       2,251,245
Accumulated amortization                               (388,606)       (241,442)
                                                    -----------     -----------

         Net Goodwill                               $ 2,959,673     $ 2,009,803
                                                    ===========     ===========


6.       ACCRUED EXPENSES:

At December 31, 1997 and 1996, accrued expenses consist of the following:

                                                            1997         1996
                                                           ----          ----
Distributor commissions                                $  570,962    $  386,263
Sales and other taxes                                     230,278        30,164
Interest                                                   38,191         2,089
Payroll                                                   187,464       108,103
Other                                                      89,737        65,271
                                                       ----------    ----------

         Total                                         $1,116,632    $  591,890
                                                       ==========    ==========

7.       NOTES PAYABLE:

At December 31,  notes payable consist of the following:

                                                                    1997           1996
                                                                    ----           ----
Demand note payable - bank bearing interest at 10% per annum    $    48,671    $    65,199
Notes payable - related parties                                      16,328             --
Other                                                                 2,200             --
                                                                -----------    -----------

                                                                $    67,199    $    65,199
                                                                ===========    ===========

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


8.       LONG-TERM DEBT:

At December 31, long-term debt consists of the following:

                                                           1997          1996
                                                           ----          ----
Note payable - former KV shareholder                    $      --     $ 250,000
Notes payable - banks                                     122,630        62,381
Notes Payable - related parties                            92,023            --
Convertible notes payable                                 538,000            --
Debentures                                                 25,000        50,000
Capital leases                                            117,932        69,023
                                                        ---------     ---------

                                                          895,585       431,404
Less - current portion                                    (77,454)      (63,833)
                                                        ---------     ---------

         Total                                          $ 818,131     $ 367,571
                                                        =========     =========

In connection with Mr. Howard's acquisition of KV in November 1994, the former owner of KV advanced RBC-US $250,000 under a one-year note which, in December 1995, was converted to a four-year note payable interest only on a monthly basis until its maturity in December 1999, at which time all principal and unpaid interest is due. Interest accrued on this note at the rate of 12.5% per annum and the note was personally guaranteed by Mr. Howard. The note was converted to common stock in 1997 in connection with a private placement agreement.

Included in notes payable-banks is three notes assumed in connection with the Lightforce acquisition totaling $103,958 at December 31, 1997, bearing interest at prime plus 5%, due in monthly payments aggregating $3,311 plus interest through November , 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of cash payment for commissions payable (see Note 13).

Included in notes payable - banks is a note made in January 1995 by RBC-Canada whereby it borrowed funds for a three-year term payable in monthly principal installments of $600, plus interest, with interest calculated at prime plus 1.5%. Proceeds of this borrowing were used to purchase leasehold improvements at RBC- Canada's office/warehouse facility in Vancouver, B.C., Canada.

Note payable - related party consists of a note payable to a director of the company acquired as part of the merger with Mighty Power USA. The note has no scheduled maturity date and bears interest at 12% per annum and is secured by certain inventory, furniture and equipment and distributor base of GXI.

In 1997, the Company sold convertible debentures aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on per share conversion price of $1.32. As of December 31, 1997 $217,000 of these notes have converted into 163,498 shares of the Company's common stock.

In 1994, the RBC-US sold two debentures in the amount of $25,000 each, the proceeds of which were used for working capital. The principal portion of these debentures is due upon maturity in 1998. Interest on the debentures is payable monthly at a rate of 15% for one debenture and 10% for the other. In 1997 the 10% Debenture holder exchanged their Debenture for a convertible note described above.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


8.       LONG-TERM DEBT (CONTINUED):

Certain purchases of telephone and computer equipment by RBC-US have been financed through capital leases. Such leases have terms ending in 2002 and have various interest rates approximating 15%.

Long-term debt payments payable in the next four years are as follows:

         1998                        $  77,454
         1999                          631,397
         2000                           42,432
         2001                           20,553
         2002                          123,749
                                     ---------
                                     $ 895,585
                                     =========


9.       NOTE PAYABLE TO SHAREHOLDER:

The note payable to shareholder represented the net advances made to the Company from time to time by Mr. Howard. These advances were used by the Company for working capital. The advances were made without interest or stated terms of repayment. The balance due to Mr. Howard was repaid in 1997.


10.      CAPITAL TRANSACTIONS:

PRIVATE PLACEMENT - In 1997 the Company sold 1,000,000 shares of unregistered common stock through a private placement offering at a per share price of $1.25. The offering raised 947,442 in cash (net of offering costs) and included the conversion of a $250,000 note payable due the investor (see note 8). In addition, the investor received a five year warrant to purchase 1,000,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share. The investor also received a demand registration right covering the private placement and warrant shares exercisable under certain circumstances covered in the stock purchase agreement.

OPTIONS - In addition to the options described above, issued in connection with the private placement, the Company has granted options to purchase an additional 783,800 shares of common stock at exercise prices ranging from $1.06 to $2.40 through 2002. All options were issued at or above market price at the time of issuance.


11.      COMMITMENT:

The Company leases its office and warehouse space and certain equipment using operating leases for various periods to 2001. Basic annual rents for each of the next four years are as follows:

         1998                        $ 102,200
         1999                          100,740
         2000                          100,010
         2001                            4,380

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

12.      INCOME TAXES:

Deferred tax assets resulting from net operating loss carry-forwards have not been recorded as there is doubt about the Company's ability to use them during the carry-forward period. Therefore such deferred tax assets have been fully offset by a valuation allowance.

Until July 1995, RBC-US, Arlington and KV qualified under IRS regulations as Subchapter S corporations. As such, all of their net operating losses prior to July 1995 were passed through to their shareholders for inclusion in the respective tax returns of such shareholders. Therefore the Company has no net operating loss carry forwards for periods prior to July 1995 available to offset future taxable income.


13.      LIGHTFORCE ACQUISITION:

In June 1996 the Company acquired certain assets and assumed certain liabilities of Lightforce, Inc. (Lightforce), a network marketing company which distributed a line of nutritional products, for GlobeNet, Inc. common stock valued at $1,500,000. In connection with the acquisition the company received inventory and fixed assets and agreed to assume certain trade accounts payable, notes payable and commissions payable.

The purchase agreement calls for additional shares of common stock to be paid based on sales to the Lightforce distributors. Additional common stock, valued at market price but in no event less than $2.50 per share, will be paid equal to 25% of sales generated by the Lightforce distributor network during the first year after the purchase; and 25% of incremental sales above the first year generated during the second year. In 1997 the company issued 251,353 shares of the Company's common stock, valued at $876,592, under this provision.

In addition, the agreement specified that the seller will receive a 5% commission on all sales of Lightforce products. This commission amounted to $117,605 and $57,240 in 1997 and 1996 , respectively.


14.      KV BANKRUPTCY:

On November 22, 1994, as a result of a lien filed related to an outstanding payable, KV filed a petition for reorganization under Chapter 11 of the bankruptcy code. In September 1996 a plan of liquidation was approved and became effective for KV. In the first quarter of 1998 the case was closed and KV was dissolved. Until approval of the plan of liquidation, KV was operated under a Management Agreement with RBC-US, which provided, among other things, that RBC-US operate KV in exchange for KV's payment of a pro-rata share (based on the relative sales volumes of the two companies) of the expenses incurred to support the operations of RBC-US and KV.


15.      CONTINGENCIES:

From time to time the Company is involved in various legal matters arising in the normal course of business. In the opinion of Management, such matters will not have a material effect on the financial position of the Company.

                               INDEX TO EXHIBITS

 EXHIBIT NO.           SEC REF. NO.          TITLE OF DOCUMENT                             LOCATION
 -----------           ------------          -----------------                             --------
 Item 3                                      Articles of Incorporation and Bylaws
 ------                                      ------------------------------------
 3.01                  3                     Articles of Incorporation                     Incorporated by
                                                                                           Reference
 3.02                  3                     Bylaws                                        Incorporated by
                                                                                           Reference

                                             Material Contracts                            None

 27                                          Financial Data Schedule