Form 10-Q
period 1998-03-31
GLOBENET INTERNATIONAL I INC
filed 1998-05-15
CIK 830052

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:     March 31, 1998

Commission file number:    33-20323


                         GlobeNet International I, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                  75-2224643
------------------------                     ---------------------
(State of Incorporation)                     (IRS Employer ID No.)

              10575 Newkirk, Suite 780, Dallas, Texas         75220
              ---------------------------------------         -----
              (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code:     972-401-0052
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


Shares of common stock outstanding at March 1, 1998:


                                   13,536,980

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                  Page Number

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of March 31, 1998 and December 31, 1997                3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended March 31,
                           1998 and 1997                                             4

                           Condensed Consolidated Statements of
                           Cash Flows for the three months ended March 31,
                           1998 and 1997                                             5

                           Notes to Condensed Consolidated Financial
                           Statements                                                6-10

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                11-12


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                         13

         Item 2.           Changes in Securities                                     13

         Item 3.           Defaults Upon Senior Securities                           13

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                                   13

         Item 5.           Other Matters                                             13



PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                        GLOBENET INTERNATIONAL I, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                           MARCH 31,      DECEMBER 31,
                                                             1998             1997
                                                         ------------    ------------
ASSETS
Current assets:
     Cash                                                $    302,768    $    166,392
     Accounts receivable                                      276,211         119,685
     Inventories                                            1,723,745       1,744,309
     Prepaids and other                                        53,526          64,482
                                                         ------------    ------------

        Total current assets                                2,356,250       2,094,868

Property & equipment, net                                     850,691         759,168

Goodwill, net                                               2,917,707       2,959,673

Other assets                                                  143,848         169,825
                                                         ------------    ------------
                                                         $  6,268,496    $  5,983,534
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                   $     76,921    $     77,454
     Notes payable                                             28,268          67,199
     Accounts payable                                         520,470         320,575
     Accrued liabilities                                    1,476,940       1,116,632
                                                         ------------    ------------
        Total current liabilities                           2,102,599       1,581,860
Long term debt, net of current portion                        787,966         818,131
Shareholders' equity:
     Common stock, $0.001 par value;
        50,000,000 shares authorized;
        13,536,980 and 13,536,980 shares
        issued and outstanding, respectively                   13,537          13,537
     Paid in capital                                       11,593,209      11,593,209
     Accumulated deficit                                   (8,230,214)     (8,020,093)
     Cumulative translation adjustment                          1,399          (3,110)
                                                         ------------    ------------
                                                            3,377,931       3,583,543
                                                         ------------    ------------
                                                         $  6,268,496    $  5,983,534
                                                         ============    ============


See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           For the Quarter Ended March 31,
                                                           -------------------------------
                                                                1998            1997
                                                            ------------    ------------

Sales                                                       $  5,020,098    $  2,768,047

Cost of goods sold                                             1,345,356         738,318
                                                            ------------    ------------

     Gross margin                                              3,674,742       2,029,729

Operating expenses
     Distributor commissions                                   1,922,995         990,218
     Selling, general and administrative                       1,957,615       1,038,664
                                                            ------------    ------------
        Total operating expenses                               3,880,610       2,028,882
                                                            ------------    ------------

Income (loss) before income taxes                               (205,868)            847

     Provision for income taxes                                     --              --
                                                            ------------    ------------
Net income (loss)                                           $   (205,868)   $        847
                                                            ============    ============




Net loss per share:

     Net loss per share                                     $      (0.02)
                                                            ============


     Weighted average common shares outstanding               13,536,980
                                                            ============



Pro forma information:

     Pro forma net income                                                   $     25,655
                                                                            ============


     Pro forma net income per share                                         $       --
                                                                            ============


     Weighted average common shares outstanding                               12,122,129
                                                                            ============



See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                For the Three Months Ended March 31,
                                                                ------------------------------------
                                                                        1998            1997
                                                                     ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                               $ (205,868)     $      847
     Adjustment for non-cash items:
        Depreciation and amortization                                    87,895          60,326
        (Increase) decrease in accounts receivable                     (156,495)        (64,815)
        (Increase) decrease in inventory                                 19,775         (14,883)
        (Increase) decrease in prepaids and other                        11,113          21,995
        (Increase) decrease in other assets                              25,977         (25,349)
        Increase (decrease) in accounts payable
            and accrued expenses                                        559,952        (386,361)
        Increase (decrease) in notes payable                            (47,307)        (51,495)
                                                                     ----------      ----------
Total cash provided by (used for) operating activities                  295,042        (459,735)
                                                                     ----------      ----------
Cash flows from investing activities:
     Purchase of property and equipment                                (137,842)         (7,415)
                                                                     ----------      ----------
Total cash provided by (used for) investing activities                 (137,842)         (7,415)
                                                                     ----------      ----------
Cash flows from investing activities:
     Issuance of long term debt                                            --           627,000
     Payments of long term debt and capital leases                      (20,946)        (20,563)
     Repayment of advances from shareholder                                --           (45,731)
                                                                     ----------      ----------
Total cash provided by (used for) financing activities                  (20,946)        560,706
                                                                     ----------      ----------

Effect of exchange rate changes on cash flows                               122             332
                                                                     ----------      ----------

Net increase (decrease) in cash                                         136,376          93,888

Cash, beginning of period                                               166,392          94,630
                                                                     ----------      ----------

Cash, end of period                                                  $  302,768      $  188,518
                                                                     ==========      ==========






See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying condensed consolidated financial statements were prepared by management without audit. These financial statements have not been examined by independent public accountants. Management believes that these financial statements present fairly, in all material respects, the information set forth therein. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.

NOTE 2 -BUSINESS HISTORY:

HISTORY - The Company was organized February 12, 1988 as Jason Ray Corporation ("JRC") for the purpose of combining with other businesses. In April 1988, JRC filed an initial public offering registration statement on Form S-1 with the Securities and Exchange Commission ("SEC"). JRC changed its name to Seven Oaks Farms, Ltd. ("Seven Oaks") on July 1, 1998. From approximately May 1, 1991 until October 1995 Seven Oaks was a dormant entity, conducting no business activities. Effective November 1, 1995 Seven Oaks merged with Mighty Power, Inc. ("MPI"). The merger, a purchase under Accounting Principles Board Opinion 16, was accounted for as a reverse merger with MPI being the acquirer. The Company then changed its name to Mighty Power USA, Inc. ("Mighty Power").

Effective April 1, 1997, Mighty Power merged with GlobeNet Inc. (the "Merger"). In connection with the Merger the Company effected a one for seven reverse stock split (all share figures have been adjusted to reflect this reverse split). The Company then issued 7,886,415 new shares to the shareholders of GlobeNet Inc. in exchange for 100% of the outstanding stock of GlobeNet Inc. In addition, under the terms of the Merger agreement, certain shareholders of the Company transferred an additional 2,541,427 shares of common stock to the GlobeNet Inc. shareholders. As a result, the shareholders of GlobeNet Inc. obtained 86% of the then outstanding common stock of the Company. In connection with these transactions, the Company changed its name to GlobeNet International I, Inc. ("GNI").

The transaction, a purchase under Accounting Principles Board Opinion 16, has been accounted for as a reverse merger with GlobeNet Inc. being the acquirer. Therefore, GlobeNet Inc.'s historical financial statements are now the Company's historical financial statements.

Concurrent with the Merger, an affiliate of the Company, Great Xpectations Marketing, Inc.("GXI"), acquired all the assets and liabilities of two other affiliates of the Company, Health Thru Nature, Inc. and Mighty Power USA L. C. for $100,000 in notes payable. The Company then purchased all the outstanding common stock of GXI for an additional $100,000 note payable. These transactions were also accounted for as purchases.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the April 1, 1997 transactions described above had occurred at the beginning of 1997, after considering the impact of certain adjustments including amortization of intangibles.


                     THREE MONTHS ENDED MARCH 31,
                     ----------------------------
                          1998          1997

Sales                 $ 5,020,098   $ 3,199,888
Net income (loss)        (205,868)       25,655


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future periods.

ORGANIZATION - The Company is engaged in the marketing of nutritional supplements and personal care products. The Company operates its business through two operating divisions: the Royal BodyCare Division and the Great Xpectations Division. The two divisions represent the separate business strategies and product lines of the constituent companies preceding the Merger described above. The Royal BodyCare Division represents the business operations formerly conducted by GlobeNet Inc. The Great Xpectations Division represents the business operations formerly conducted by Mighty Power and its affiliates.

GlobeNet Inc. was incorporated in Texas in June 1995 by Clinton H. Howard, to serve as a holding company for certain companies affiliated with Mr. Howard. In July 1995, all of the outstanding capital stock of these affiliated companies was contributed to GlobeNet Inc. by Mr. Howard and his immediate family.

GNI's principle U.S. marketing operations are conducted through Royal BodyCare, Inc. ("RBC-US"), formed by Mr. Howard in 1991. In 1991 Mr. Howard formed Arlington Laboratories, Inc. ("Arlington"), for the purpose of operating a facility to test the Company's products and perform certain private label manufacturing activities. In 1992 Mr. Howard formed Royal BodyCare, Inc. (Canada) ("RBC-Canada") to market products in Canada through a network of independent distributors. RBC-Canada owns all of the outstanding stock of Pure Life International Products, Inc.("Pure Life") which it purchased in 1992. Pure Life has been in business since 1982.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share ("EPS") are calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is not presented since it would be anti-dilutive.

SEC Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), requires pro forma statement of operations information and earnings per share when historical financial statements are not indicative of ongoing activity. As a result of the Company's reverse merger in April 1997, the 1997 statement of operations does not reflect the complete historical earnings (losses) of the combined entities. Therefore unaudited pro forma information for the first quarter of 1997 has been presented on the bottom of the consolidated statement of operations which reflects the Company's earnings and earnings per share as if the merger had occurred at the beginning of 1997.

NOTE 4 - INVENTORIES:


                                     March 31, 1998    December 31, 1997
                                     --------------    -----------------

Finished goods                         $1,424,479          $1,480,085
Packaging materials and other             299,266             264,224
                                       ----------          ----------
                                       $1,723,745          $1,744,309
                                       ==========          ==========



NOTE 5 - GOODWILL:

Goodwill was recorded as a result of several acquisitions made by the Company (including certain pre merger acquisitions by GNI):

                                                     March 31, 1998    December 31, 1997
                                                     --------------    -----------------
Pure Life                                            $   843,622           $   843,622
Light Force, Inc. ("Light Force")                      2,284,215             2,284,215
Mighty Power                                             220,442               220,442
                                                     -----------           -----------
                                                       3,348,279             3,348,279
Less - accumulated amortization                         (430,572)             (388,606)
                                                     -----------           -----------
                                                     $ 2,917,707           $ 2,959,673
                                                     ===========           ===========



Goodwill is amortized over 20 years and is reviewed for impairment on an annual basis.

NOTE 6 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                March 31, 1998      December 31, 1997
                                                ---------------     -----------------
Distributor commissions                           $  755,020          $  570,962
Sales and other taxes                                314,684             230,278
Accrued payroll expenses                             145,899             187,464
Interest                                              43,595              38,191
Other                                                217,742              89,737
                                                  ----------          ----------
                                                  $1,476,940          $1,116,632
                                                  ==========          ==========

NOTE 7 - LONG TERM DEBT:

Long term debt consists of the following:

                                                    March 31, 1998    December 31, 1997
                                                    --------------    -----------------

Convertible notes                                      $ 538,000           $ 538,000
Notes payable - banks                                    102,354             122,630
Notes payable - related parties                           92,023              92,023
Debentures                                                25,000              25,000
Capital leases                                           107,510             117,932
                                                       ---------           ---------
                                                         864,887             895,585
Less - current portion                                   (76,921)            (77,454)
                                                       ---------           ---------
                                                       $ 787,966           $ 818,131
                                                       =========           =========


In 1997, the Company sold convertible debentures aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on per share conversion price of $1.32. As of December 31, 1997, $192,000 of these notes had been converted into shares of the Company's common stock.

Included in notes payable-banks are three notes assumed in connection with the acquisition of Light Force in June 1996. These notes bear interest at prime plus 5% and are due in monthly payments aggregating $3,311 plus interest through November 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of cash payment for commissions payable (see Note 13).

Included in notes payable-banks is a note made in January 1995 by RBC-Canada whereby it borrowed funds for a three-year term payable in monthly principal installments of $600, plus interest, with interest calculated at prime plus 1.5%. Proceeds of this borrowing were used to purchase leasehold improvements at RBC-Canada's office/warehouse facility in Vancouver, B.C.

Note payable-related party consists of a note payable to a director of the Company acquired as part of the merger with Mighty Power. The note has no scheduled maturity date and bears interest at 12% per annum and is secured by certain inventory, furniture and equipment and distributor base of GXI.

In 1994, RBC-US sold a $25,000 debenture, the proceeds of which were used for working capital. The principal portion of this debenture is due upon maturity in 1998. Interest on the debenture is payable monthly at a rate of 15%.

Certain purchases of telephone and computer equipment by RBC-US have been financed through capital leases. Such leases have terms ending in 2002 and have various interest rates approximating 15%.

NOTE 8 - SHAREHOLDERS' EQUITY:

In connection with the private placement of its common stock in October 1997, the Company issued to the purchaser a five year warrant to purchase 1,000,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share. The investor also received a demand registration right covering the private placement and warrant shares exercisable under certain circumstances described in the stock purchase agreement.

In addition, the Company has granted options to purchase an additional 783,800 shares of common stock at exercise prices ranging from $1.06 to $2.40 through 2002. All options were issued at or above market price at the time of issuance.

NOTE 9 - INCOME TAXES:

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Quarter Ended March 31, 1998 Compared with the Quarter Ended March 31, 1997

Sales for the quarter ended March 31, 1998 were $5,020,000 compared with same quarter sales in the prior year of $2,768,000, an increase of $2,252,000 or 81%. This increase was attributable to the addition of GXI sales resulting from the Merger, which amounted to $361,000 and an increase in RBC sales of $1,891,000. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U.S., which realized a sales increase over the first quarter of last year of $1,712,000.

Cost of goods sold for the quarter ended March 31, 1998 was $1,345,000 compared with same quarter cost of goods sold in the prior year of $738,000, an increase of $607,000 or 82%. As a percentage of sales, cost of goods sold was 27% in the first quarter of both 1998 and 1997.

Distributor commissions for the quarter ended March 31, 1998 were $1,923,000 compared with same quarter distributor commissions in the prior year of $990,000, an increase of $933,000 or 94%. As a percentage of sales, distributor commissions in the first quarter of 1997 were 38% compared with 36% in the first quarter of 1997. The increase in distributor commissions as a percentage of sales was mainly due to the decline, as a percentage of total sales, of export sales to RBC's licensees in the first quarter of 1998. The Company does not pay distributor commissions on export sales.

Selling, general and administrative expenses ("S,G&A") for the quarter ended March 31, 1998 were $1,958,000 compared with same quarter S,G&A in the prior year of $1,039,000, an increase of $919,000 or 88%. As percentage of sales, S,G&A in the first quarter of 1998 was 39% compared with 38% in the first quarter of 1997. The increase in S,G&A was attributable to the addition of GXI S,G&A resulting from the Merger which amounted to $166,000 and an increase in S,G&A related to RBC operations of $753,000. The Company incurred additional S,G&A to attract new distributors and promote sales of its products, upgrade internal systems, and hire and train personnel to support the additional distributors and related sales growth.

Net loss for the quarter ended March 31, 1998 was $206,000 compared with same quarter net income in the prior year of $1,000. The Company incurred a net loss in the first quarter of 1998 primarily due to the expenses incurred to attract new distributors and to set up internal systems and staffing required to support anticipated sales growth. The Company believes that these investments will result in an increase in sales and earnings that will more than justify the expense.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1998, the Company had a net increase in cash of $136,000. This increase in cash resulted primarily from net cash provided by operating activities of $295,000 that was partially offset by the net cash used by investing activities of $138,000. The net cash used by investing activities came from the Company's purchase of property and equipment. The net cash provided by operations was primarily the result of an increase in accounts payable and accrued liabilities (primarily accounts payable and accrued distributor commissions) that was partially offset by the Company's $206,000 net loss.

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

FORWARD LOOKING STATEMENTS

Important Considerations Related to Forward-Looking Statements. It should be noted that this discussion contains forward looking statements, which are subject to substantial risks and uncertainties. There are a number of factors, which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for the Company's products and services, the timely availability and market acceptance of these products and services, and the effect of competitive products and pricing, as well as a number of other risk factors which could effect the future performance of the Company.

PART II. OTHER INFORMATION



Item 1.           Legal Proceedings.

         Don Whigham and Whigham & Associates, Inc., plaintiffs vs. Clinton H. Howard, Royal BodyCare, Inc. and GlobeNet International, Inc., defendants, in the County Court at Law No. 3, Dallas County, Texas, Cause No. 97-08040-C. On August 28, 1997, plaintiffs, former distributors of Registrant's products, sued Registrant asserting causes of action for, inter alia, breach of contract and fraud. Plaintiffs have not specified the amount of actual damages, exemplary damages or statutory damages being sought. Registrant has filed an answer denying all the material allegations of the complaint and asserting counter-claims for breach of contract, negligence and tortious interference with business relations. The parties are currently engaged in discovery. Registrant has moved to compel arbitration. This case is not currently set for trial.

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


                                            Globenet International I, Inc.
                                            Registrant



                                            By:    /s/ Clinton H. Howard
                                                --------------------------------
                                            Its: President





DATE:   May 14, 1998
        Dallas, Texas

                                 EXHIBIT INDEX

Exhibit             Description

  27                Financial Data Schedule