Form 10-Q
period 1998-06-30
GLOBENET INTERNATIONAL I INC
filed 1998-08-14
CIK 830052

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:     June 30, 1998

Commission file number:    33-20323


                         GlobeNet International I, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               75-2224643
------------------------                                   ---------------------
(State of Incorporation)                                   (IRS Employer ID No.)

             10575 Newkirk, Suite 780, Dallas, Texas       75220
            ----------------------------------------      ---------
            (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code:     972-401-0052

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                              X YES       NO
                                             ---       ---


Shares of common stock outstanding at June 30, 1998:


                                   13,698,680

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                     Page Number

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of June 30, 1998 and December 31, 1997                    3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended June 30,
                           1998 and 1997                                                4

                           Condensed Consolidated Statements of
                           Operations for the six months ended June 30,
                           1998 and 1997                                                5

                           Condensed Consolidated Statements of
                           Cash Flows for the six months ended June 30,
                           1998 and 1997                                                6

                           Notes to Condensed Consolidated Financial
                           Statements                                                   7-11

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                   12-15

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                            16

         Item 2.           Changes in Securities                                        16

         Item 3.           Defaults Upon Senior Securities                              16

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                                      16

         Item 5.           Other Information                                            17


PART I.   FINANCIAL INFORMATION

          GLOBENET INTERNATIONAL I, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)


                                                      JUNE 30,          DECEMBER 31,
                                                       1998                 1997
                                                   ------------         ------------
 ASSETS

 Current assets:
    Cash                                           $    455,158         $     10,405
    Accounts receivable                                 292,937              104,015
    Inventories                                       2,191,548            1,609,265
    Prepaids and other                                  146,605               64,482

                                                   ------------         ------------
       Total current assets                           3,086,248            1,788,167

 Property & equipment, net                              726,241              662,028

 Goodwill, net                                        2,668,647            2,747,499

 Other assets                                           263,456              136,400

 Net assets-discontinued operations                          --              274,332

                                                   ------------         ------------
                                                   $  6,744,592         $  5,608,426

                                                   ============         ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Current portion of long term debt              $    562,710         $     77,454
    Notes payable                                         9,459               48,671
    Accounts payable                                    763,527              305,473
    Accrued liabilities                               1,776,670              867,177

                                                   ------------         ------------
       Total current liabilities                      3,112,366            1,298,775

 Long term debt, net of current portion                 164,936              726,108

 Shareholders' equity:
    Common stock, $0.001 par value;
       50,000,000 shares authorized;
       13,698,680 and 13,536,980 shares
       issued and outstanding, respectively              13,699               13,537
    Paid in capital                                  11,855,547           11,593,209
    Accumulated deficit                              (8,397,602)          (8,020,093)
    Cumulative translation adjustment                    (4,354)              (3,110)

                                                   ------------         ------------
                                                      3,467,290            3,583,543

                                                   ------------         ------------
                                                   $  6,744,592         $  5,608,426
                                                   ============         ============

 See notes to condensed consolidated financial statements

          GLOBENET INTERNATIONAL I, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                             FOR THE QUARTER ENDED JUNE 30,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
 Sales                                                       $  6,641,100      $  2,997,400
 Cost of goods sold                                             1,680,736           802,835
                                                             ------------      ------------
    Gross margin                                                4,960,364         2,194,565
 Operating expenses
    Distributor commissions                                     2,647,254         1,061,905
    Selling, general and administrative                         2,152,325         1,369,758
                                                             ------------      ------------
       Total operating expenses                                 4,799,579         2,431,663
                                                             ------------      ------------
 Income (loss) before income taxes                                160,785          (237,098)
    Provision for income taxes                                         --                --
                                                             ------------      ------------
 Income (loss) from continuing operations                         160,785          (237,098)
 Income (loss) from discontinued operations                      (103,125)           38,464
                                                             ------------      ------------
 Net income (loss)                                           $     57,660      $   (198,634)
                                                             ============      ============

 Income (loss) per share:
    Income (loss) from continuing operations per share       $       0.01      $      (0.02)
    Income (loss) from discontinued operations per share            (0.01)               --
                                                             ------------      ------------
    Net income (loss) per share                              $         --      $      (0.02)
                                                             ============      ============
    Weighted average common shares outstanding                 13,593,397        12,195,960
                                                             ============      ============




See notes to condensed consolidated financial statements.

          GLOBENET INTERNATIONAL I, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------------
                                                                     1998             1997
                                                                ------------      -----------
 Sales                                                          $ 11,299,871      $ 5,765,447
 Cost of goods sold                                                2,946,599        1,541,153
                                                                ------------      -----------
    Gross margin                                                   8,353,272        4,224,294
 Operating expenses
    Distributor commissions                                        4,411,252        2,052,123
    Selling, general and administrative                            3,940,945        2,408,422
                                                                ------------      -----------
       Total operating expenses                                    8,352,197        4,460,545
                                                                ------------      -----------
 Income (loss) before income taxes                                     1,075         (236,251)
    Provision for income taxes                                            --               --
                                                                ------------      -----------
 Income (loss) from continuing operations                              1,075         (236,251)
 Income (loss) from discontinued operations                         (149,283)          38,464
                                                                ------------      -----------
 Net income (loss)                                              $   (148,208)     $  (197,787)
                                                                ============      ===========
 Income (loss) per share:
    Income (loss) from continuing operations per share          $         --
    Income (loss) from discontinued operations per share               (0.01)
                                                                ------------
    Net income (loss) per share                                 $      (0.01)
                                                                ============
    Weighted average common shares outstanding                    13,565,188
                                                                ============

 Pro forma information:
    Pro forma loss from continuing operations                                     $  (237,098)
    Pro forma income from discontinued operations                                      63,272
                                                                                  -----------
    Pro forma net loss                                                            $  (173,826)
                                                                                  ===========
    Pro forma loss from continuing operations per share                           $     (0.02)
    Pro forma income from discontinued operations per share                              0.01
                                                                                  -----------
    Pro forma net loss per share                                                  $     (0.01)
                                                                                  ===========
    Weighted average common shares outstanding                                     12,159,044
                                                                                  ===========


See notes to condensed consolidated financial statements.

          GLOBENET INTERNATIONAL I, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        --------------------------------
                                                               1998            1997
                                                            -----------      ---------
 Cash flows from operating activities:
    Continuing operations
       Income (loss) from continuing operations             $     1,075      $(236,251)
       Adjustment for non-cash items:
         Depreciation and amortization                          164,800        120,805
         (Increase) decrease in accounts receivable            (189,010)       (44,884)
         (Increase) decrease in inventory                      (603,174)      (355,590)
         (Increase) decrease in prepaids and other              (83,585)       (33,223)
         (Increase) decrease in other assets                    (52,836)       (58,409)
         Increase (decrease) in accounts payable
           and accrued expenses                               1,503,037         37,944
         Increase (decrease) in notes payable                   (47,307)       (41,901)
                                                            -----------      ---------
    Cash flows from continuing operations                       693,000       (611,509)
                                                            -----------      ---------
    Discontinued operations
       Income (loss) from discontinued operations              (149,283)        38,464
       Adjustment for non-cash items:
         Depreciation and amortization                           20,254          9,467
         (Increase) decrease in accounts receivable            (105,370)            --
         (Increase) decrease in inventory                        41,458          1,382
         (Increase) decrease in other assets                    (79,838)           786
         Increase (decrease) in accounts payable
           and accrued expenses                                 (39,739)        (5,087)
                                                            -----------      ---------
    Cash flows from discontinued operations                    (312,518)        45,012
                                                            -----------      ---------
 Total cash provided by (used for) operating activities         380,482       (566,497)
                                                            -----------      ---------
 Cash flows from investing activities:
    Purchase of property and equipment                         (171,889)       (74,444)
    Proceeds from sale of equipment                                  --         15,000
    Cash flow from discontinued operations                       39,034        (98,739)
    Cash acquired by merger                                          --         61,694
                                                            -----------      ---------
 Total cash provided by (used for) investing activities        (132,855)       (96,489)
                                                            -----------      ---------
 Cash flows from investing activities:
    Proceeds from private placement                             237,500             --
    Issuance of long term debt                                       --        725,000
    Payments of long term debt and capital leases               (41,188)       (36,802)
    Repayment of advances from shareholder                           --        (51,028)
                                                            -----------      ---------
 Total cash provided by (used for) financing activities         196,312        637,170
                                                            -----------      ---------
 Effect of exchange rate changes on cash flows                      814            869
                                                            -----------      ---------
 Net increase (decrease) in cash                                444,753        (24,947)
 Cash, beginning of period                                       10,405         94,630
                                                            -----------      ---------
 Cash, end of period                                        $   455,158      $  69,683
                                                            ===========      =========


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

NOTE 2 - BUSINESS HISTORY:

HISTORY - The Company was organized February 12, 1988 as Jason Ray Corporation ("JRC") for the purpose of combining with other businesses. In April 1988, JRC filed an initial public offering registration statement on Form S-1 with the Securities and Exchange Commission ("SEC"). JRC changed its name to Seven Oaks Farms, Ltd. ("Seven Oaks") on July 1, 1988. From approximately May 1991 until October 1995 Seven Oaks was a dormant entity, conducting no business activities. Effective November 1, 1995 Seven Oaks merged with Mighty Power, Inc. ("MPI"). The merger, a purchase under Accounting Principles Board Opinion 16, was accounted for as a reverse merger with MPI being the acquirer. The Company then changed its name to Mighty Power USA, Inc. ("Mighty Power").

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

Concurrent with the Merger, an affiliate of the Company, Great Xpectations Marketing, Inc.("GXI"), acquired all the assets and liabilities of two other affiliates of the Company, Health Thru Nature, Inc. ("HTN") and Mighty Power USA
L. C. ("MPLC") for $100,000 in notes payable. The Company then purchased all the outstanding common stock of GXI for an additional $100,000 note payable. These transactions were also accounted for as purchases.

After the merger, GXI conducted the business operations formerly conducted by Mighty Power, GXI, HTN and MPLC (the "Great Xpectations Division"). GNI and three subsidiaries, Royal BodyCare, Inc., Arlington Laboratories, Inc. and Royal BodyCare, Inc. (Canada), conducted the business operations formerly conducted by GlobeNet Inc. (the "Royal BodyCare Division").

As described in Note 3, in June 1998, the Company announced plans to spin off GXI to the Company's shareholders. As a result, the operations of GXI are classified in the accompanying financial statements as discontinued operations.

OPERATIONS - The Company is engaged in the marketing of nutritional supplements and personal care products. As described above, prior to the GXI spin off, the Company operated its business through two divisions: the Royal BodyCare Division and the Great Xpectations Division. The two divisions represented the separate business strategies and product lines of GlobeNet Inc. and Mighty Power preceding the Merger described above.

GlobeNet Inc. was incorporated in Texas in June 1995 by Clinton H. Howard, to serve as a holding company for certain companies affiliated with Mr. Howard. In July 1995, all of the outstanding capital stock of these affiliated companies was contributed to GlobeNet Inc. by Mr. Howard and his immediate family.

The Company's principle operations are conducted through the Royal BodyCare Division. It's primary U.S. marketing operations are conducted through Royal BodyCare, Inc. ("RBC-US"), formed by Mr. Howard in 1991. In 1991 Mr. Howard formed Arlington Laboratories, Inc. ("Arlington"), for the purpose of operating a facility to test the Company's products and perform certain private label manufacturing activities. In 1992 Mr. Howard formed Royal BodyCare, Inc. (Canada) ("RBC-Canada") to market products in Canada through a network of independent distributors. RBC-Canada owns all of the outstanding stock of Pure Life International Products, Inc. ("Pure Life") which it purchased in 1992. Pure Life has been in business since 1982.

In 1995 the Company entered into separate agreements to license the exclusive rights to sell its products in Indonesia and Sweden through office/warehouse facilities owned and operated by third parties in the respective countries. In 1996 the Company entered into a similar arrangement with a third party licensee to market the Company's products in Japan. Under these agreements distributors in these countries are compensated according to the same compensation plan as that is used for the Royal BodyCare Division independent distributors.

NOTE 3 - GXI SPIN OFF:

In June 1998, the Company announced plans to spin off GXI to the Company's shareholders. The spin off will be accomplished through the issuance of one share of GXI for each two shares of the Company to shareholders of record of the Company as of June 5, 1998. For accounting purposes, this spin off was effective at the close of business on June 30, 1998. The Company is in process of preparing a registration statement on Form S-1 covering the issuance of the GXI shares. GXI is being spun off because management believes that the Company and GXI will be more effective as separate entities in attracting new distributors and promoting sales of their respective products. In connection with the spin off, the Company recorded a dividend of $225,048 in the second quarter of 1998. The Company has classified the operations of GXI as discontinued operations in the accompanying financial statements.

NOTE 4 - EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share ("EPS") are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is not presented since it would be anti-dilutive or not represent a material change.

SEC Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), requires pro forma statement of operations information and EPS when historical financial statements are not indicative of ongoing activity. As a result of the Company's Merger in April 1997, the statement of operations for the six months ended June 30, 1997 does not reflect the complete historical earnings (losses) of the combined entities. Therefore unaudited pro forma information has been presented on the bottom of the consolidated statement of operations for the six months ended June 30, 1997 which reflects the Company's income (loss) and EPS as if the Merger had occurred at the beginning of 1997.

NOTE 5 - INVENTORIES:

                                 June 30, 1998    December 31, 1997
                                 -------------    -----------------
 Finished goods                    $1,713,775         $1,345,041
 Packaging materials and other        477,773            264,224
                                   ----------         ----------
                                   $2,191,548         $1,609,265
                                   ==========         ==========




NOTE 6 - GOODWILL:

Goodwill was recorded as a result of several acquisitions made by the Company (including certain pre Merger acquisitions by GNI):


                                          June 30, 1998      December 31, 1997
                                          -------------      -----------------
 Pure Life                                 $   843,622          $   843,622
 Light Force, Inc. ("Light Force")           2,284,215            2,284,215
                                           -----------          -----------
                                             3,127,837            3,127,837
 Less - accumulated amortization              (459,190)            (380,338)
                                           -----------          -----------
                                           $ 2,668,647          $ 2,747,499
                                           ===========          ===========



Goodwill is amortized over 20 years and is reviewed for impairment on an annual basis.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:


                                June 30, 1998    December 31, 1997
                                -------------    -----------------
 Distributor commissions          $1,122,195         $570,962
 Sales and other taxes               312,238           70,665
 Accrued payroll expenses            196,881          147,464
 Other                               145,356           78,086
                                  ----------         --------
                                  $1,776,670         $867,177
                                  ==========         ========


NOTE 8 - LONG TERM DEBT:

Long term debt consists of the following:

                               June 30, 1998    December 31, 1997
                               -------------    -----------------
 Convertible notes              $ 513,000          $ 538,000
 Notes payable - banks             90,632            122,630
 Debentures                        25,000             25,000
 Capital leases                    99,014            117,932
                                ---------          ---------
                                  727,646            803,562
 Less - current portion          (562,710)           (77,454)
                                ---------          ---------
                                $ 164,936          $ 726,108
                                =========          =========


In 1997, the Company sold convertible debentures aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on a per share conversion price of $1.32. As of June 30, 1998, $217,000 of these notes had been converted into shares of the Company's common stock.

Included in notes payable-banks are three notes assumed in connection with the acquisition of Light Force in June 1996. These notes bear interest at prime plus 5% and are due in monthly payments aggregating $3,311 plus interest through November 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of a cash payment for commissions payable (see Note 13).

Included in notes payable-banks is a note made in January 1995 by RBC-Canada whereby it borrowed funds for a three-year term payable in monthly principal installments of $600, plus interest, with interest calculated at prime plus 1.5%. Proceeds of this borrowing were used to purchase leasehold improvements at RBC-Canada's office/warehouse facility in Vancouver, B.C.

In 1994, RBC-US sold a $25,000 debenture, the proceeds of which were used for working capital. The principal portion of this debenture is due upon maturity in 2002. Interest on the debenture is payable monthly at a rate of 15%.

Certain purchases of telephone and computer equipment by RBC-US have been financed through capital leases. Such leases have terms ending in 2002 and have various interest rates approximating 15%.

NOTE 9 - SHAREHOLDERS' EQUITY:

In connection with private placements of its common stock in October 1997 and June 1998, the Company issued to the purchasers five year warrants to purchase an aggregate of 1,142,857 shares of unregistered common stock of the Company at an exercise price of $2.00 per share. The investors also received certain registration rights covering the private placement and warrant shares exercisable under certain circumstances described in the stock purchase agreements.

In April 1998, in connection with an agreement to perform certain financial consulting services, the Company issued a two year warrant to purchase 600,000 shares of unregistered common stock of the Company at an exercise price of $.75 per share, which was the market price of the common stock at the date of issuance.

In addition, the Company has granted options to purchase an additional 817,540 shares of common stock at exercise prices ranging from $.89 to $2.40 through 2002. All options were issued at or above market price at the time of issuance.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared with the Quarter Ended June 30, 1997

Sales for the quarter ended June 30, 1998 were $6,641,000 compared with same quarter sales in the prior year of $2,997,000, an increase of $3,644,000 or 122%. This increase was mainly attributable to increasing sales of the Company's antioxidant product, Microhydrin(TM), and growth in the Company's independent distributor base in the U.S. Microhydrin(TM) was introduced in September 1997 and accounted for approximately 30% of second quarter 1998 sales.

Cost of goods sold for the quarter ended June 30, 1998 was $1,681,000 compared with same quarter cost of goods sold in the prior year of $803,000, an increase of $878,000 or 109%. As a percentage of sales, cost of goods sold was 25% in the second quarter of 1998 compared with 27% in the second quarter of 1997. This improvement in the cost of goods sold percentage was due to a decline, as a percentage of total sales, of export sales to the Company's licensees. Export sales have a lower gross margin since the Company does not pay distributor commissions on these sales. The improvement in the percentage of cost of goods sold was also attributable to the change in product sales mix. Microhydrin(TM) has a lower cost of goods sold percentage than the average of the Company's other products.

Distributor commissions for the quarter ended June 30, 1998 were $2,647,000 compared with same quarter distributor commissions in the prior year of $1,062,000, an increase of $1,585,000 or 149%. As a percentage of sales, distributor commissions in the second quarter of 1998 were 40% compared with 36% in the second quarter of 1997. The increase in distributor commissions as a percentage of sales was partially due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan. This increase was also due to the decline, as a percentage of sales, of export sales to the Company's licensees. The Company does not pay distributor commissions on export sales.

Selling, general and administrative expenses ("S,G&A") for the quarter ended June 30, 1998 were $2,152,000 compared with same quarter S,G&A in the prior year of $1,370,000, an increase of $782,000 or 57%. As percentage of sales, S,G&A in the second quarter of 1998 was 32% compared with 46% in the second quarter of 1997. The improvement in S,G&A as a percentage of sales resulted from certain investments made by the Company in the second quarter of 1997 to attract new distributors and promote sales of its products. The distributors added to the Company as a result of these investments were a key factor in generating the growth in sales and the independent distributor base that the Company began to experience in September of 1997 with the introduction of Microhydrin(TM).

Income from continuing operations for the quarter ended June 30, 1998 was $161,000, or $.01 per share, compared with a same quarter loss from continuing operations in the prior year of $237,000, or $.02 per share. The Company incurred a loss from continuing operations in the second quarter of 1997 primarily due to the expenses incurred to attract new distributors and to promote sales of its products.

Discontinued operations represent the operations of GXI. The loss from discontinued operations for the quarter ended June 30, 1998 was $103,000, or $.01 per share, compared with income from discontinued operations in the same quarter of the prior year of $38,000, or $.00 per share. This decline was due to a decline in 1998 sales compared to 1997 sales that was attributable to a decline in GXI's distributor base. GXI management believes that GXI will be able to more effectively promote sales of its products and attract distributors after its spin off from the Company.

Net income for the quarter ended June 30, 1998 was $58,000, or $.00 per share, compared with same quarter net loss in the prior year of $199,000, or $.02 per share. This improvement was due to the factors described above.

Six Months Ended June 30, 1998 Compared with the Six Months Ended June 30, 1997

Sales for the six months ended June 30, 1998 were $11,300,000 compared with sales in the first six months of the prior year of $5,765,000, an increase of $5,535,000 or 96%. This increase was attributable to increasing sales of the Company's antioxidant product, Microhydrin(TM), and growth in the Company's independent distributor base in the U.S. Microhydrin(TM) was introduced in September 1997 and accounted for approximately 25% of sales during the first six months of 1998.

Cost of goods sold for the six months ended June 30, 1998 was $2,947,000 compared with cost of goods sold in the first six months of the prior year of $1,541,000, an increase of $1,406,000 or 91%. As a percentage of sales, cost of goods sold was 26% in the first six months of 1998 compared with 27% in the first six months of 1997. This improvement in the cost of goods sold percentage was due to a decline, as a percentage of total sales, of export sales to the Company's licensees. Export sales have a lower gross margin since the Company does not pay distributor commissions on these sales. The improvement in the percentage of cost of goods sold was also attributable to the change in product sales mix. Microhydrin(TM) has a lower cost of goods sold percentage than the average of the Company's other products.

Distributor commissions for the six months ended June 30, 1998 were $4,411,000 compared with distributor commissions in the first six months prior year of $2,052,000, an increase of $2,359,000 or 115%. As a percentage of sales, distributor commissions in the first six months of 1998 were 39% compared with 36% in the first six months of 1997. The increase in distributor commissions as a percentage of sales was partially due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan. This increase was also due to the decline, as a percentage of sales, of export sales to the Company's licensees. The Company does not pay distributor commissions on export sales.

Selling, general and administrative expenses ("S,G&A") for the six months ended June 30, 1998 were $3,941,000 compared with S,G&A in the first six months of the prior year of $2,408,000, an increase of $1,533,000 or 64%. As percentage of sales, S,G&A in the first six months of 1998 was 35% compared with 42% in the first six months of 1997. The improvement in S,G&A as a percentage of sales resulted from certain investments made by the Company in the second quarter of 1997 to attract new distributors and promote sales of its products. The distributors added to the Company as a result of these investments were a key factor in generating the growth in sales and the independent distributor base that the Company began to experience in September of 1997 with the introduction of Microhydrin(TM).

Income from continuing operations for the six months ended June 30, 1998 was $1,000, or $.00 per share, compared with a loss from continuing operations in the first six months of the prior year of $236,000. The Company incurred a loss from continuing operations in the first six months of 1997 primarily due to the expenses incurred to attract new distributors and to promote sales of its products.

Discontinued operations represent the operations of GXI. The loss from discontinued operations for the six months ended June 30, 1998 was $149,000, or $.01 per share, compared with income from discontinued operations in the same period of the prior year of $38,000. This decline was due to a decline in 1998 sales compared to 1997 sales that was attributable to a decline in GXI's distributor base. GXI management believes that GXI will be able to more effectively promote sales of its products and attract distributors after its spin off from the Company.

Net loss for the six months ended June 30, 1998 was $148,000, or $.01 per share, compared with a net loss in the first six months of the prior year of $198,000. This improvement was due to the factors described above.

There have been no economic events or changes that have materially effected the sales or operating results of the Company and the Company is not aware of any economic trends or uncertainties that the would have a material impact on future sales or the operating results. The Company believes that it has purchased its products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to the Company's customers. In addition, the Company does not believe at this time that inflation will have a material impact on its operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, the Company had a net increase in cash of $445,000. This increase in cash resulted primarily from net cash provided by operating activities of $380,000, and $237,000 in net proceeds from the private placement of common stock, that was partially offset by the net cash used by investing activities of $172,000. The net cash used by investing activities resulted from the Company's purchase of property and equipment. The net cash provided by operations was primarily the result of an increase in accounts payable and accrued liabilities (primarily accounts payable and accrued distributor commissions) of $1,503,000 that was partially offset by an increase in inventory and accounts receivable of $603,000 and $189,000 respectively. This increase was related to the significant sales increase experienced by the Company.

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

The Company believes that it will be able to continue to fund moderate sales increases through its operations. Should sales growth increase beyond the Company's ability to finance its growth internally, the Company would seek outside sources of capital including bank borrowings, other types of debt financing or an equity offering. There is no assurance, however, that the Company would be able to obtain any additional outside financing. The Company has no plans or requirements for any significant capital expenditures during the next twelve months. Other than those factors already described, the Company is not aware of any trends or uncertainties that would significantly effect its liquidity or capital resources in the future.

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

PART II. OTHER INFORMATION



Item 1.           Legal Proceedings.

         Don Whigham and Whigham & Associates, Inc., plaintiffs vs. Clinton H. Howard, Royal BodyCare, Inc. and GlobeNet International, Inc., defendants, in the County Court at Law No. 3, Dallas County, Texas, Cause No. 97-08040-C. On August 28, 1997, plaintiffs, former distributors of Registrant's products, sued Registrant asserting causes of action for, inter alia, breach of contract and fraud. Plaintiffs have not specified the amount of actual damages, exemplary damages or statutory damages being sought. Registrant has filed an answer denying all the material allegations of the complaint and asserting counter-claims for breach of contract, negligence and tortious interference with business relations. The parties are currently engaged in discovery. Registrant's motion to compel arbitration was denied; the Registrant has appealed this ruling. This case is not currently set for trial.

         Naterra International, Inc., plaintiff, vs. Royal BodyCare, Inc., defendant, in the 68th Judicial District Court of Dallas County, Texas, cause number DV98-5504. On July 17, 1998, plaintiff sued Registrant asserting causes of action for breach of contract, arising from an alleged breach of Sales and Manufacturing Agreement, dated May 22, 1995. The plaintiff is also asserting a claim in a suit on a sworn account. The plaintiff has asserted damages for this claim in the amount of $4,946.11. The plaintiff has not specified the amount of actual damages being sought in the claim for breach of contract. The plaintiff has not plead exemplary or punitive damages. The defendant has filed an answer denying all the material allegations of the complaint and is asserting counter-claims against the plaintiff for breach of contract and breach of express and implied warranties. The case is not yet set for trial.

Item 2.           Changes in Securities.

         None

Item 3.           Defaults Upon Senior Securities.

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on July 10, 1998. At this meeting, certain matters were submitted to a vote of shareholders. The results of shareholder voting were as follows:

         a. The following persons were elected to serve as directors until the 1999 Annual Meeting of Shareholders:

                                  Clinton H. Howard
                                  Andrew V. Howard
                                  Steven E. Brown
                                  Forrest E. Watson
                                  R. Leon York
                                  Frank E. Franasiak

         b. The shareholders approved the adoption of the Company's 1998 Stock Option Plan covering 500,000 shares of the Company's common stock. The Plan is an incentive stock option plan under which incentive stock options and non-qualified stock options may be granted to certain employees as well as non-employees who render services to the Company.

         c. The shareholders approved a proposal to redomesticate the Company to the State of Nevada. As of the date of this report, this redomestication has not been completed.

         d. The shareholders approved the appointment of Osborn, Swalm, Thomas & Associates, P. L. L. C. as the Company's independent public accountants.

Item 5.           Other Information.

         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Globenet International I, Inc.
                                Registrant



                                By: /s/ Clinton H. Howard
                                   -------------------------------------
                                Its: President





DATE:   August 12, 1998
        Dallas, Texas

                                INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                                 EXHIBIT
           -------                                -------
             27                                 Financial Data Schedule