Form 10-Q
period 1998-09-30
GLOBENET INTERNATIONAL I INC
filed 1998-11-13
CIK 830052

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:     September 30, 1998

Commission file number:    33-20323


                         GlobeNet International I, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                               75-2224643
 ----------------------                                       ----------
(State of Incorporation)                                 (IRS Employer ID No.)

                  10575 Newkirk, Suite 780, Dallas, Texas    75220
                  ---------------------------------------    -----
               (Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code:     972-401-0052

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    X  YES       NO
                                   ---       ---


Shares of common stock outstanding at September 30, 1998:


                                   13,811,272

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                     Page Number
      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of September 30, 1998 and December 31, 1997       3

                  Condensed Consolidated Statements of
                  Operations for the quarters ended September 30,
                  1998 and 1997                                        4

                  Condensed Consolidated Statements of
                  Operations for the nine months ended September 30,
                  1998 and 1997                                        5

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended September 30,
                  1998 and 1997                                        6

                  Notes to Condensed Consolidated Financial
                  Statements                                           7-11

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           12-15


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                    16

     Item 2.      Changes in Securities                                16

     Item 3.      Defaults Upon Senior Securities                      16

     Item 4.      Submission of Matters to a Vote of Security
                  Holders                                              16

     Item 5.      Other Information                                    16

ITEM 1.   FINANCIAL STATEMENTS


          GLOBENET INTERNATIONAL I, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                     1998               1997
                                                  ------------       ------------
ASSETS
Current assets:
   Cash                                          $    428,926      $     10,405
   Accounts receivable                                347,076           104,015
   Inventories                                      2,471,569         1,609,265
   Prepaids and other                                 158,300            64,482
                                                 ------------      ------------
        Total current assets                        3,405,871         1,788,167

Property & equipment, net                             819,973           662,028

Goodwill, net                                       2,629,221         2,747,499

Other assets                                          222,956           136,400

Net assets-discontinued operations                         --           274,332

                                                 ------------      ------------
                                                 $  7,078,021      $  5,608,426
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt             $    585,154      $     77,454
   Notes payable                                        9,276            48,671
   Accounts payable                                   642,096           305,473
   Accrued liabilities                              2,007,179           867,177

                                                 ------------      ------------
        Total current liabilities                   3,243,705         1,298,775

Long term debt, net of current portion                123,712           726,108

Shareholders' equity:
   Common stock, $0.001 par value;
        50,000,000 shares authorized;
        13,811,272 and 13,536,980 shares
        issued and outstanding, respectively           13,811            13,537
   Paid in capital                                 12,007,410        11,593,209
   Accumulated deficit                             (8,297,374)       (8,020,093)
   Cumulative translation adjustment                  (13,243)           (3,110)

                                                 ------------      ------------
                                                    3,710,604         3,583,543

                                                 ------------      ------------
                                                 $  7,078,021      $  5,608,426
                                                 ============      ============

See notes to condensed consolidated financial statements.

          GLOBENET INTERNATIONAL I, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)

                                                          For the Quarter Ended September 30,
                                                          -----------------------------------
                                                                1998              1997
                                                          ----------------  -----------------
Sales                                                       $  7,769,623      $  3,279,421

Cost of goods sold                                             1,992,221           943,310
                                                            ------------      ------------
   Gross margin                                                5,777,402         2,336,111

Operating expenses
   Distributor commissions                                     3,224,915         1,165,372
   Selling, general and administrative                         2,307,757         1,396,455
                                                            ------------      ------------
        Total operating expenses                               5,532,672         2,561,827
                                                            ------------      ------------
Income (loss) before income taxes                                244,730          (225,716)

   Provision for income taxes                                         --               --
                                                            ------------      ------------
Income (loss) from continuing operations                         244,730          (225,716)

Income (loss) from discontinued operations                            --           (42,804)
                                                            ------------      ------------
Net income (loss)                                           $    244,730      $   (268,520)
                                                            ============      ============

Income (loss) per share:

   Income (loss) from continuing operations per share       $       0.02      $      (0.02)
   Income (loss) from discontinued operations per share               --               --
                                                            ------------      ------------
   Net income (loss) per share                              $       0.02      $      (0.02)
                                                            ============      ============
   Weighted average common shares outstanding                 13,806,580        12,359,357
                                                            ============      ============

See notes to condensed consolidated financial statements.

          GLOBENET INTERNATIONAL I, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)

                                                               For the Nine Months Ended September 30,
                                                             --------------------------------------------
                                                                  1998                          1997
                                                             --------------                 -------------
Sales                                                          $ 19,069,494                  $  9,044,868

Cost of goods sold                                                4,938,820                     2,484,463
                                                               ------------                  ------------
   Gross margin                                                  14,130,674                     6,560,405

Operating expenses
   Distributor commissions                                        7,636,167                     3,217,495
   Selling, general and administrative                            6,248,702                     3,804,877
                                                               ------------                  ------------
        Total operating expenses                                 13,884,869                     7,022,372
                                                               ------------                  ------------
Income (loss) before income taxes                                   245,805                      (461,967)

   Provision for income taxes                                            --                            --
                                                               ------------                  ------------
Income (loss) from continuing operations                            245,805                      (461,967)

Income (loss) from discontinued operations                         (149,283)                       (4,340)
                                                               ------------                  ------------
Net income (loss)                                              $     96,522                  $   (466,307)
                                                               ============                  ============

Income (loss) per share:

   Income (loss) from continuing operations per share          $       0.02
   Income (loss) from discontinued operations per share               (0.01)
                                                               ------------
   Net income (loss) per share                                 $       0.01
                                                               ============
   Weighted average common shares outstanding                    13,565,188
                                                               ============

Pro forma information:

   Pro forma loss from continuing operations                                                 $   (461,967)
   Pro forma income from discontinued operations                                                   20,468

                                                                                             ------------
   Pro forma net loss                                                                        $   (441,499)
                                                                                             ============

   Pro forma loss from continuing operations per share                                       $      (0.04)
   Pro forma income from discontinued operations per share                                            --
                                                                                             ------------
   Pro forma net loss per share                                                              $      (0.04)
                                                                                             ============

   Weighted average common shares outstanding                                                  12,225,815
                                                                                             ============

See notes to condensed consolidated financial statements.

          GLOBENET INTERNATIONAL I, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)

                                                             For the Nine Months Ended September 30,
                                                           -------------------------------------------
                                                                1998                          1997
                                                           --------------                 -------------
Cash flows from operating activities:
   Continuing operations
      Net income (loss) from continuing operations         $   245,805                     $  (461,965)
      Adjustment for non-cash items:
        Depreciation and amortization                          252,477                         182,116
        (Increase) decrease in accounts receivable            (243,449)                        (92,361)
        (Increase) decrease in inventory                      (905,348)                       (430,390)
        (Increase) decrease in prepaids and other              (96,793)                          4,509
        (Increase) decrease in other assets                     71,815                         (80,528)
        Increase (decrease) in accounts payable
          and accrued expenses                               1,398,307                         455,993
        Increase (decrease) in notes payable                   (47,307)                        (65,755)
                                                           -----------                     -----------
   Cash flows from continuing operations                       675,507                        (488,381)
                                                           -----------                     -----------
   Discontinued operations
      Income (loss) from discontinued operations              (149,283)                         (4,342)
      Adjustment for non-cash items:
        Depreciation and amortization                           20,254                          17,300
        (Increase) decrease in accounts receivable            (105,370)                         (1,817)
        (Increase) decrease in inventory                        41,458                           1,240
        (Increase) decrease in other assets                    (79,838)                          3,150
        Increase (decrease) in accounts payable
          and accrued expenses                                 (39,739)                         23,397
                                                           -----------                     -----------
   Cash flows from discontinued operations                    (312,518)                         38,928
                                                           -----------                     -----------
Total cash provided by (used for) operating activities         362,989                        (449,453)
                                                           -----------                     -----------
Cash flows from investing activities:
   Purchase of property and equipment                         (312,533)                       (107,025)
   Proceeds from sale of equipment                                  --                          15,000
   Cash flow from discontinued operations                       39,034                         (85,185)
   Cash acquired by merger                                          --                          61,694
                                                           -----------                     -----------
Total cash provided by (used for) investing activities        (273,499)                       (115,516)
                                                           -----------                     -----------
Cash flows from investing activities:
   Proceeds from private placement                             389,475                              --
   Issuance of long term debt                                       --                         750,000
   Payments of long term debt and capital leases               (59,961)                        (61,291)
   Repayment of advances from shareholder                           --                         (51,768)
                                                           -----------                     -----------
Total cash provided by (used for) financing activities         329,514                         636,941
                                                           -----------                     -----------

Effect of exchange rate changes on cash flows                     (483)                          1,130
                                                           -----------                     -----------
Net increase (decrease) in cash                                418,521                          73,102

Cash, beginning of period                                       10,405                          94,630
                                                           -----------                     -----------
Cash, end of period                                        $   428,926                     $   167,732
                                                           ===========                     ===========


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

NOTE 3 - GXI SPIN OFF:

In June 1998, the Company announced plans to spin off GXI to the Company's shareholders. The spin off will be accomplished through the issuance of one share of GXI for each two shares of the Company to shareholders of record of the Company as of June 5, 1998. For accounting purposes, this spin off was effective at the close of business on June 30, 1998. The Company is in process of preparing a registration statement on Form S-1 covering the issuance of the GXI shares. GXI is being spun off because management believes that the Company and GXI will be more effective as separate entities in attracting new distributors and promoting sales of their respective products. In connection with the spin off, the Company recorded a dividend of $369,550 in the second quarter of 1998. The Company has classified the operations of GXI as discontinued operations in the accompanying financial statements.

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

SEC Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), requires pro forma statement of operations information and EPS when historical financial statements are not indicative of ongoing activity. As a result of the Company's Merger in April 1997, the statement of operations for the nine months ended September 30, 1997 does not reflect the complete historical earnings (losses) of the combined entities. Therefore unaudited pro forma information has been presented on the bottom of the consolidated statement of operations for the nine months ended September 30, 1997 which reflects the Company's income (loss) and EPS as if the Merger had occurred at the beginning of 1997.

NOTE 5 - INVENTORIES:

                               September 30, 1998   December 31, 1997
                               ------------------   -----------------
Finished goods                    $1,866,537           $1,345,041
Packaging materials and other        605,032              264,224
                                  ----------           ----------
                                  $2,471,569           $1,609,265
                                  ==========           ==========

NOTE 6 - GOODWILL:

Goodwill was recorded as a result of several acquisitions made by the Company (including certain pre Merger acquisitions by GNI):

                                   September 30, 1998     December 31, 1997
                                   ------------------     -----------------
Pure Life                             $   843,622           $   843,622
Light Force, Inc. ("Light Force")       2,284,215             2,284,215
                                      -----------           -----------
                                        3,127,837             3,127,837
Less - accumulated amortization          (498,616)             (380,338)
                                      -----------           -----------
                                      $ 2,629,221           $ 2,747,499
                                      ===========           ===========

Goodwill is amortized over 20 years and is reviewed for impairment on an annual basis.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:


                          September 30, 1998      December 31, 1997
                          ------------------      -----------------
Distributor commissions      $1,160,883               $  570,962
Sales and other taxes           377,218                   70,665
Accrued payroll expenses        223,400                  147,464
Other                           245,678                   78,086
                             ----------               ----------
                             $2,007,179               $  867,177
                             ==========               ==========

NOTE 8 - LONG TERM DEBT:

Long term debt consists of the following:

                        September 30, 1998    December 31, 1997
                        ------------------    -----------------
Convertible notes          $ 513,000              $ 538,000
Notes payable - banks         79,391                122,630
Debentures                    25,000                 25,000
Capital leases                91,475                117,932
                           ---------              ---------
                             708,866                803,562
Less - current portion      (585,154)               (77,454)
                           ---------              ---------
                           $ 123,712              $ 726,108
                           =========              =========

In 1997, the Company sold convertible debentures aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on a per share conversion price of $1.32. As of September 30, 1998, $217,000 of these notes had been converted into shares of the Company's common stock.

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

NOTE 9 - SHAREHOLDERS' EQUITY:

In connection with private placements of its common stock in October 1997, June 1998 and July 1998, the Company issued to the purchasers five-year warrants to purchase an aggregate of 1,216,931 shares of unregistered common stock of the Company at an exercise price of $2.00 per share. The investors also received certain registration rights covering the private placement and warrant shares exercisable under certain circumstances described in the stock purchase agreements.

In April 1998, in connection with an agreement to perform certain financial consulting services, the Company issued a two-year warrant to purchase 600,000 shares of unregistered common stock of the Company at an exercise price of $.75 per share, which was the market price of the common stock at the date of issuance.

In addition, the Company has granted options to purchase an additional 1,022,780 shares of common stock at exercise prices ranging from $.73 to $2.40 through 2002. All options were issued at or above market price at the time of issuance.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared with the Quarter Ended September 30, 1997

Sales for the quarter ended September 30, 1998 were $7,770,000 compared with same quarter sales in the prior year of $3,279,000, an increase of $4,491,000 or 137%. This increase was mainly attributable to increasing sales of the Company's antioxidant product, Microhydrin(TM), and growth in the Company's independent distributor base in the U.S. Microhydrin(TM) was introduced in September 1997 and accounted for approximately 33% of third quarter 1998 sales.

Cost of goods sold for the quarter ended September 30, 1998 was $1,992,000 compared with same quarter cost of goods sold in the prior year of $943,000, an increase of $1,049,000 or 111%. As a percentage of sales, cost of goods sold was 26% in the third quarter of 1998 compared with 29% in the third quarter of 1997. This improvement in the cost of goods sold percentage was due to a decline, as a percentage of total sales, of export sales to the Company's licensees. Export sales have a lower gross margin since the Company does not pay distributor commissions on these sales. The improvement in the percentage of cost of goods sold was also attributable to the change in product sales mix. Microhydrin(TM) has a lower cost of goods sold percentage than the average of the Company's other products.

Distributor commissions for the quarter ended September 30, 1998 were $3,225,000 compared with same quarter distributor commissions in the prior year of $1,165,000, an increase of $2,060,000 or 177%. As a percentage of sales, distributor commissions in the third quarter of 1998 were 42% compared with 36% in the third quarter of 1997. The increase in distributor commissions as a percentage of sales was partially due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan. This increase was also due to the decline, as a percentage of sales, of export sales to the Company's licensees. The Company does not pay distributor commissions on export sales.

Selling, general and administrative expenses ("S,G&A") for the quarter ended September 30, 1998 were $2,308,000 compared with same quarter S,G&A in the prior year of $1,396,000, an increase of $912,000 or 65%. As percentage of sales, S,G&A in the third quarter of 1998 was 30% compared with 43% in the third quarter of 1997. The improvement in S,G&A as a percentage of sales resulted from certain investments made by the Company in the third quarter of 1997 to attract new distributors and promote sales of its products. The distributors added to the Company as a result of these investments were a key factor in generating the growth in sales and the independent distributor base that the Company began to experience in September of 1997 with the introduction of Microhydrin(TM).

Income from continuing operations for the quarter ended September 30, 1998 was $245,000, or $.02 per share, compared with a same quarter loss from continuing operations in the prior year of $226,000, or $.02 per share. The Company incurred a loss from continuing operations in the third quarter of 1997 primarily due to the expenses incurred to attract new distributors and to promote sales of its products.

Discontinued operations represent the operations of GXI. The loss from discontinued operations for the quarter ended June 30, 1997 was $43,000, or $.00 per share. This loss was due to a decline in GXI sales that was attributable to a decline in GXI's distributor base. GXI management believes that GXI will be able to more effectively promote sales of its products and attract distributors after its spin off from the Company. No discontinued operations were reported for the third quarter of 1998 since, for accounting purposes, the spin off was effective as of the close of business on June 30, 1998.

Net income for the quarter ended September 30, 1998 was $245,000, or $.02 per share, compared with same quarter net loss in the prior year of $269,000, or $.02 per share. This improvement was due to the factors described above.

Nine Months Ended September 30, 1998 Compared with the Nine Months Ended September 30, 1997

Sales for the nine months ended September 30, 1998 were $19,069,000 compared with sales in the first nine months of the prior year of $9,045,000, an increase of $10,024,000 or 111%. This increase was attributable to increasing sales of the Company's antioxidant product, Microhydrin(TM), and growth in the Company's independent distributor base in the U.S. Microhydrin(TM) was introduced in September 1997 and accounted for approximately 30% of sales during the first nine months of 1998.

Cost of goods sold for the nine months ended September 30, 1998 was $4,939,000 compared with cost of goods sold in the first nine months of the prior year of $2,484,000, an increase of $2,455,000 or 99%. As a percentage of sales, cost of goods sold was 26% in the first nine months of 1998 compared with 27% in the first nine months of 1997. This improvement in the cost of goods sold percentage was due to a decline, as a percentage of total sales, of export sales to the Company's licensees. Export sales have a lower gross margin since the Company does not pay distributor commissions on these sales. The improvement in the percentage of cost of goods sold was also attributable to the change in product sales mix. Microhydrin(TM) has a lower cost of goods sold percentage than the average of the Company's other products.

Distributor commissions for the nine months ended September 30, 1998 were $7,636,000 compared with distributor commissions in the first nine months of the prior year of $3,217,000, an increase of $4,419,000 or 137%. As a percentage of sales, distributor commissions in the first nine months of 1998 were 40% compared with 36% in the first nine months of 1997. The increase in distributor commissions as a percentage of sales was partially due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan. This increase was also due to the decline, as a percentage of sales, of export sales to the Company's licensees. The Company does not pay distributor commissions on export sales.

Selling, general and administrative expenses ("S,G&A") for the nine months ended September 30, 1998 were $6,249,000 compared with S,G&A in the first nine months of the prior year of $3,805,000, an increase of $2,444,000 or 64%. As percentage of sales, S,G&A in the first nine months of 1998 was 33% compared with 42% in the first nine months of 1997. The improvement in S,G&A as a percentage of sales resulted from certain investments made by the Company in the second and third quarters of 1997 to attract new distributors and promote sales of its products. The distributors added to the Company as a result of these investments were a key factor in generating the growth in sales and the independent distributor base that the Company began to experience in September of 1997 with the introduction of Microhydrin(TM).

Income from continuing operations for the nine months ended September 30, 1998 was $246,000, or $.02 per share, compared with a loss from continuing operations in the first nine months of the prior year of $462,000. The Company incurred a loss from continuing operations in the first nine months of 1997 primarily due to the expenses incurred to attract new distributors and to promote sales of its products.

Discontinued operations represent the operations of GXI. The loss from discontinued operations for the period ended September 30, 1998 was $149,000, or $.01 per share. This represents the operating activities of GXI from January 1998 through the effective date of the spin off which was the close of business on June 30, 1998. The loss from discontinued operations for the nine months ended September 30, 1997 was $4,000. These losses were attributable to a decline in GXI's distributor base. GXI management believes that GXI will be able to more effectively promote sales of its products and attract distributors after its spin off from the Company.

Net income for the nine months ended September 30, 1998 was $97,000, or $.01 per share, compared with a net loss in the first nine months of the prior year of $466,000. This improvement was due to the factors described above.

There have been no economic events or changes that have materially effected the sales or operating results of the Company and the Company is not aware of any economic trends or uncertainties that would have a material impact on future sales or operating results. The Company believes that it has purchased its products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to the Company's customers. In addition, the Company does not believe at this time that inflation will have a material impact on its operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company had a net increase in cash of $419,000. This increase in cash resulted primarily from net cash provided by operating activities of $363,000, and $389,000 in net proceeds from the private placement of common stock, that was partially offset by the net cash used by investing activities of $273,000. The net cash used by investing activities resulted primarily from the Company's purchase of property and equipment. The net cash provided by operations was primarily the result of an increase in accounts payable and accrued liabilities (mainly accounts payable and accrued distributor commissions) of $1,398,000 that was partially offset by an increase in inventory and accounts receivable of $905,000 and $243,000, respectively. This increase was related to the significant sales increase experienced by the Company.

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


                         Globenet International I, Inc.
                         ------------------------------
                         Registrant



                         By:  /s/ Clinton H. Howard
                            ---------------------------
                         Its: President



DATE:   November 12, 1998
        Dallas, Texas

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule