Form 10-K
period 1998-12-31
GLOBENET INTERNATIONAL I INC
filed 1999-04-15
CIK 830052

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For the Year Ended December 31, 1998
                          Commission File No. 33-20323


                         GLOBENET INTERNATIONAL I, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                     75-2224643
     State of Incorporation             (I.R.S. Employer Identification Number)

                      2301 Crown Court, Irving, Texas 75038
                (Address of Principal Executive Offices-zip code)

                                 (972) 893-4000
              (Registrant's telephone number, including area code)



         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1) Yes  X  No         (2) Yes  X   No
                              ---    ---             ---     ---


         On December 31, 1998, the closing price at which Registrant's common stock sold was $1.125 per share. At such date, 4,852,605 shares of Registrant's Common Stock were held by non-affiliates. Based upon the price at such date, the aggregate market value of Registrant's voting stock held by non-affiliates on that date was $5,459,181 (4,852,605 shares times $1.125 per share).

         As of December 31, 1998, Registrant had outstanding 13,862,205 shares of Common Stock.

                         GLOBENET INTERNATIONAL I, INC.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


                                      INDEX

                                                                                     PAGE


ITEM 1      BUSINESS

ITEM 2      PROPERTIES

ITEM 3      LEGAL PROCEEDINGS

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

ITEM 6      SELECTED FINANCIAL DATA

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11     EXECUTIVE COMPENSATION

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


SIGNATURES

                                     PART I
ITEM 1.  BUSINESS

REGISTRANT. GlobeNet International I, Inc., the Registrant herein, is a Delaware corporation, whose principal offices are located at 2301 Crown Court, Irving, Texas 75038. It can be reached by phone at (972) 893-4000, by fax at (972) 893-4111 and by e-mail at WEBMASTER@RBCGLOBENET.COM. Its Chief Executive Officer is Clinton H. Howard and its Chief Financial Officer is Steven E. Brown, and both of them can be reached at Registrant's principal offices.

HISTORY. Registrant's predecessor, GlobeNet Inc., was incorporated in June, 1995 as a Texas corporation under the Texas Business Corporation Act by Clinton H. Howard of Irving, Texas to serve as a holding company for affiliated corporations owned or controlled by him. In July, 1995 Mr. Howard and members of his immediate family contributed the stock of these affiliated corporations to GlobeNet Inc. in exchange for shares of its stock. The affiliated corporations acquired by GlobeNet Inc. in this manner were Royal BodyCare, Inc., a Texas corporation ("RBC-U.S."), Royal BodyCare, Inc., a Canadian corporation ("RBC-Canada"), Royal BodyCare S.A. de C.V., a Mexican corporation ("RBC-Mexico") Arlington Laboratories, Inc., a Texas corporation ("Arlington Lab") and KaloVita, Inc., a Delaware corporation ("KV").

         RBC-U.S. was formed by Mr. Howard in 1991 to market a line of aloe vera based personal care products and an aloe drink in the United States through a multi-level network of independent distributors. Its product line was expanded in 1992 to also include nutritional supplements.

         RBC-CANADA was formed by Mr. Howard in 1992 to market through a network of independent distributors in Canada the same line of products being marketed domestically by RBC- U.S. Shortly after its formation, RBC-Canada acquired Pure Life International Products Inc., then a 12-year old company which distributed its Pure Life brand of nutritional products in Canada. After this acquisition, the Pure Life line of products was introduced into the domestic market through RBC-U.S.

Both of these RBC companies, U. S. and Canada, are on-going operations conducted by Registrant and their product lines, distributor networks and sales are continuing to increase. The other three affiliated corporations acquired by GlobeNet, however, have discontinued operations. RBC-Mexico, which was formed in 1993 to market through a network of independent distributors in Mexico a limited number of Registrant's nutritional, skin care and personal care products, discontinued operations in 1995, when it could not reach a break-even operating level. KV, which was a direct marketing company with a product line and a 25,000-member distributor network similar to RBC-U.S., was acquired by Mr. Howard in 1994 from Dr. M. G. Robertson for a nominal consideration at a time when KV was in extremely poor financial condition having never shown a profit and having exhausted its working capital. Efforts to streamline KV's operations by closing its Virginia facility and moving it to Dallas, Texas were not successful due to aggressive action by its creditors, and KV was forced into filing for protection under Chapter 11 of the Bankruptcy Code in November, 1994.

A Liquidating Plan was approved by the Court in 1996 and the case was closed in 1998, with KV being dissolved. The quality control testing and laboratory operations formerly performed by Arlington Lab have been merged into and absorbed by the Registrant and Arlington Lab discontinued operations in 1995.

     LIGHT FORCE, INC., a non-affiliated California corporation, was acquired by GlobeNet in June, 1996. Light Force distributed a line of nutritional supplements featuring Flanagan Microclusters(R), including the silica hydride form, and spirulina as the main ingredients. The Light Force distributor network was merged into GlobeNet's distributor network. GlobeNet entered into an exclusive world-wide license agreement to make Flanagan Microclusters(R) its leading line of products and to promote such products and others made available to GlobeNet by Dr. Patrick Flanagan.

In April, 1997 GlobeNet merged with MIGHTY POWER U.S.A., INC., a corporation whose stock was publicly traded on the NASDAQ Bulletin Board. This was a "reverse" merger with Mighty Power being the survivor, but GlobeNet treated as the acquirer. Mighty Power then changed its name to GlobeNet International I, Inc. As a result of this reverse merger, GlobeNet's historical financial statements are now Registrant's historical financial statements. Mighty Power was originally incorporated in February, 1988 as Jason Ray Corporation under Delaware law, which filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in April, 1988 for a public offering of its stock. Jason Ray Corporation changed its name to Seven Oaks Farms, Ltd. in July, 1988, and it became dormant from May, 1991 until October, 1995 with no business being conducted by it during that period. In November, 1995, Seven Oaks merged with Mighty Power, Inc., a privately held Oklahoma corporation, and changed its name to Mighty Power U.S.A., Inc. This was also a reverse merger with Seven Oaks being the survivor, but with Mighty Power as the larger corporation being treated as the acquirer.

In June, 1998 Registrant announced its intention to distribute as a dividend to its shareholders all of the outstanding stock of its wholly-owned subsidiary, GREAT XPECTATIONS, INC. Great Xpectations was acquired by GlobeNet as part of its merger with Mighty Power, and it is also a direct marketer of nutritional supplements, automobile and household products and services. The distribution of these shares as a dividend is in the process of being registered by Great Xpectations with the Securities and Exchange Commission on Form SB-2.

PLANT AND EQUIPMENT. The RBC line of products marketed by Registrant are purchased by it from unaffiliated manufacturers and suppliers according to Registrant's specifications. The production of these products can be obtained from a number of sources at competitive prices, but some of the ingredients, most notably Flanagan Microclusters(R), including the silica hydride form, are subject to license agreements specifying the source and price for such ingredients. Registrant accordingly does not have or need any plant or manufacturing facilities, machinery or equipment. Other than normal office furniture and computer equipment, the only other property or equipment owned or used by Registrant is laboratory equipment owned and maintained by it for internal quality control testing of its RBC products.

EMPLOYEES. Registrant currently has 125 employees, of whom 7 are executive officers or management employees, 15 are department heads, 27 are warehouse employees, 35 are in customer service or order entry, 5 are in financial or accounting and the remaining are clerical or administrative. Registrant does not foresee any significant increase being necessary for its workforce in 1999. None of Registrant's employees are represented by labor unions, and it has not experienced work stoppages or other labor strife with its employees.

DISTRIBUTOR NETWORK. The two RBC companies had approximately 95,000 independent distributors at December 31, 1998 of whom approximately 80,000 are located in the United States and 15,000 in Canada. Registrant recruits persons who can effectively explain the RBC line of products, demonstrate their uses and applications and effectively utilize Registrant's direct marketing techniques to sell its products and sponsor other distributors. This type of direct marketing strategy is commonly referred to as multi-level or network marketing. Registrant compensates its distributors through a "Stair Step Breakaway" program consistent with other industry recognized compensation programs. Under this compensation program, the Registrant pays sales commissions and cash rebates to its distributors. These commissions and cash rebates are based on the amount of purchases by the distributor and his/her sales group. Distributor compensation is paid monthly. Except for sales meetings and certain promotional activities sponsored by Registrant, its distributors are responsible for all expenses incurred by them in their sales programs.

OVERSEAS DISTRIBUTORS. Registrant has entered into exclusive sales agreements with seven overseas distributor groups for marketing the RBC line of products in Japan; the Republic of Indonesia; Sweden, Norway, Denmark, Finland and Iceland; Switzerland and Austria; Thailand; Australia and New Zealand; and South Korea. Pursuant to these agreements, these overseas distributors are granted exclusive rights to sell RBC products in their respective territories through office/warehouse facilities of unaffiliated third parties. These overseas distributors are compensated upon the same compensation plan as that used by Registrant for its RBC distributors in the U. S. and Canada.

PRODUCTS. Registrant is currently marketing a line of over 200 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. All of Registrant's products are marketed under its Royal Body Care trade name. These products are procured by Registrant from unaffiliated manufacturers and suppliers and are made or processed according to Registrant's specifications or formulas. Registrant's line of RBC products features several proprietary ingredients including Flanagan Microclusters(R), a mineral catalyst that increases absorption of nutritional supplements, and Nanocolloidal Mineral Hydride, a nutritional form of hydrogen with antioxidant and other beneficial properties. The RBC product line also features spirulina as a main ingredient in its nutritional supplements and aloe vera as a main ingredient in its skin and personal care products. Quality control of its products is maintained by Registrant's in-house laboratory facilities and operations.

CAPITAL STOCK. Registrant has authorized 50 million shares of its $0.001 par value Common Stock; and has authorized 20 million shares of its ten cent ($0.10) par value Preferred Stock. As of March 31, 1999, Registrant had issued and outstanding 13,862,205 shares of its Common Stock. Registrant does not have outstanding any of its Preferred Stock.


ITEM 2.  PROPERTIES

Registrant does not own any real properties. It rents an office-warehouse building of approximately 119,000 square feet at an increasing annual rental of $328,000 for the first year and $417,000 for the last year under a 10-year lease expiring 2008. Registrant also leases distribution facilities in Vancouver, British Columbia and Toronto, Ontario for its sales operations in Canada at an aggregate annual rental of $112,000.


ITEM 3.  LEGAL PROCEEDINGS

Neither Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation other than as set forth below.

Don Whigham, et al., Plaintiffs vs. Clinton H. Howard, Royal BodyCare, Inc. and GlobeNet International, Inc., Defendants, in County Court at Law No. 3, Dallas County, Texas, Cause No. 97-08040-C. On August 28, 1997, Plaintiffs, former distributors of Registrant's products, sued Defendants asserting causes of action for, inter alia, breach of contract and fraud in connection with their dealings with Registrant as distributors. Plaintiffs have not specified the amount of actual damages, exemplary damages or other damages sought by them in this action. Defendants have filed an answer denying all the material allegations of Plaintiffs' petition and asserting counter-claims for breach of contract, negligence and tortuous interference with business relations. The parties are currently engaged in discovery. This case is not currently set for trial.

Naterra International Inc., Plaintiff, vs. Royal BodyCare, Inc. and Arlington Laboratories, Inc., Defendants, in the 68th Judicial District Court, Dallas County, Texas, Cause No. 98-5504. On July 17, 1998 Plaintiff, a former manufacturer of RBC products, sued RBC-US and Arlington Laboratories asserting causes of action for breach of contract and suit on sworn account without specifying the amount of damages sought. Defendants have answered denying all of the material allegations by Plaintiff, and RBC-US has asserted affirmative defenses, as well as filing a counterclaim against Plaintiff for breach of contract, negligence and breach of warranties. The parties are currently engaged in discovery, and no trial date has been set.

Royal BodyCare, Inc., Plaintiff, vs. Royal BodyCare Japan, Defendant, in the 193rd District Court, Dallas County, Texas, Cause No. 99-02016. On March 24, 1999 RBC-US filed suit against Royal BodyCare Japan, a former licensee of the RBC line of products in Japan, asserting causes of action for breach of contract and suit on sworn account.

Royal BodyCare Japan, Dudley A. Olsen and Duane Engholm, Plaintiffs, vs. Royal BodyCare, Inc. and Clinton, Howard, Defendants, U. S. District Court for the Northern District of Texas, Dallas Division, Cause No. 3:99-CV-0686. On March 29, 1999 Plaintiffs filed an action in federal court against RBC-US and Mr. Howard based upon essentially the same issues asserted by RBC-US against RBC Japan in state court case. Plaintiffs in this federal case alleged causes of action for breach of contract, fraud, misrepresentation and violations of the Texas Deceptive Trade Practices Act and seek actual and compensatory damages of $2,868,000 and punitive damages of $10,000,000. RBC-US and Mr. Howard will seek to have this federal case held in abeyance while the prior state case involving the same facts and issues proceeds to trial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders of Registrant during calendar year 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Common Stock of Registrant is traded on the NASDAQ over-the-counter Bulletin Board published by the National Quotation Bureau, Inc. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years as adjusted for the 1 for 7 reverse stock split in April, 1997:

QUARTER
ENDED                     3/31/97               6/30/97       9/30/97           12/31/97
-----                     -------               -------       -------           --------

HIGH                       2.625                 7.875          3.00               2.00

LOW                        1.531                  1.75           .875               .75


QUARTER
ENDED                     3/31/98               6/30/98       9/30/98           12/31/98
-----                     -------               -------       -------           --------

HIGH                       1.672                  4.125          1.875            1.1875

LOW                         .562                   .625           .75              .75

As of April 9, 1999, there were approximately 452 holders of Registrant's Common Stock. Since its inception, Registrant has paid no dividends on its stock; and Registrant does not anticipate that it will pay dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES. In the past three calendar years, Registrant has sold its securities in offerings which have not been registered for sale with the Securities and Exchange Commission or any state securities commissioner as set forth below.

In the first and third quarters of 1997, Registrant sold convertible notes to 33 purchasers consisting of its shareholders, foreign affiliates and distributors. Aggregate proceeds from the sale of the notes was $755,000, including the exchange of a $25,000 debenture for a $25,000 convertible note. The convertible notes bear interest at 10%, payable quarterly, and are due two years from the date of issuance. These notes are convertible at the option of the holder into Common Stock of the Registrant at any time prior to maturity, based upon a conversion price of $1.32 per share, as adjusted for the 1 for 7 reverse stock split in April,1997 . As of March 31, 1999 $247,000 of these notes had been converted into 186,128 shares of the Registrant's Common Stock, and $140,000 aggregate principal amount of these convertible notes had been retired by cash payment at that date. These convertible notes, and the shares of Registrant's Common Stock issued upon conversion of these notes, are subject to certain restrictions upon the sale or transfer thereof which are denoted prominently upon the certificates of these securities as required by the applicable federal and state securities laws. Registrant has further instructed its Transfer Agent to not transfer these securities in the absence of registration or satisfactory evidence that the transfer would be in compliance with the applicable securities laws pertaining thereto. Exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by Registrant under
Section 4(2) of the federal Securities Act of 1933 as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

In October 1997, Registrant sold 1,000,000 shares of its Common Stock to Dr. M.
G. Robertson, the former owner of KV, for aggregate proceeds of $1,250,000, $250,000 of which was paid by his forgiveness of Registrant's note payable to him in that amount. Dr. Robertson also received in connection with this transaction, five-year warrants to purchase 1,000,000 shares of Common Stock of the Registrant at an exercise price of $2.00 per share. The sale or transfer of these securities is likewise restricted in a similar manner as the securities referred to above. Registrant agreed upon certain terms and conditions as provided in the purchase agreement to file at the request of Dr. Robertson an appropriate form of registration statement for the sale of these securities with the Securities and Exchange Commission. Exemption from registration for this transaction is also claimed under the same exemptions as set forth above for a non-public offering under federal law and a limited offering under state law.

During the second and third quarters of 1998, Registrant sold 255,449 shares of its Common Stock to four investors for aggregate proceeds of $389,000. In connection therewith, Registrant also issued five-year warrants to two of these investors to purchase 216,931 shares of its Common Stock at an exercise price of $2.00 per share. These securities are restricted as to the sale or transfer thereof in the same manner as provided above for the first transaction involving convertible notes, and exemption from registration of these shares and purchase warrants is likewise claimed under the same federal and state laws as set forth above.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data included in the table shown below has been selected by Registrant and has been derived from the financial statements for the periods indicated. Consolidated balance sheets as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1996, have been examined by J.S. Osborn, P.C., certified public accountants. The consolidated balance sheet as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 1998 and 1997, have been examined by Osborne, Swalm, Thomas & Associates, PLLC (formerly J.S. Osborn, P.C.), certified public accountants.

YEARS ENDED
DECEMBER 31                                1998             1997            1996             1995             1994
-----------                                ----             ----            ----             ----             ----

STATEMENT OF OPERATIONS DATA:
 Total Revenue                        $ 27,188,800     $ 12,843,287     $ 8,638,875      $ 6,082,728       $ 7,594,161

 Net Income (Loss)                         434,874         (686,881)        (25,447)        (905,477)       (1,532,977)


BALANCE SHEET DATA:

 Working Capital                           583,121          763,722        (149,181)        (331,066)          (66,118)(1)

 Total Assets                            7,923,897        5,608,426       3,967,493        2,470,673         2,876,749 (1)

 Long Term Debt                          1,004,927          803,561         367,571          339,953           329,879 (1)

 Shareholders' Equity                    4,246,549        3,583,543       1,984,081          226,234          (434,478)(1)

----------------------
 (1) Unaudited

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES; MATERIAL CHANGES IN FINANCIAL CONDITION.

During the year ended December 31, 1998, Registrant had a net increase in cash of $372,000. This increase in cash resulted from net cash provided by operating activities and financing activities of $569,000 and $296,000, respectively, which was partially offset by the net cash used by investing activities of $493,000. The net cash provided by financing activities came from Registrant's sale of 255,449 shares of unregistered common stock that provided cash of $389,000. The net cash used by investing activities was primarily related to the purchase of furniture, fixtures and equipment. The additional in furniture, fixtures and equipment was required to support the Registrant's growth during 1998.

Consistent with industry practice, most of Registrant's sales are paid at the time of order. Therefore, Registrant's primary working capital need is to fund increases in inventory required to support sales growth. Since Registrant's sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for Registrant to have products on hand when the distributors place their orders. During periods of sales growth, Registrant must purchase inventory in anticipation of sales, thereby creating the need for additional working capital. Inventory increased $1,059,000 during 1998 due to the growth experienced by Registrant.

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

During 1999, Registrant will require additional capital to fund its planned upgrade of the software used to manage its distributor network. These upgrades will provide Registrant with increased capacity to manage the growth of its distributor network and enhance its capabilities to provide customer service and market its products to its distributors. The Company plans to finance these upgrades through cash flow from operations and existing credit lines. Registrant has no plans or requirements for any other significant capital expenditures during the next twelve months.

Other than those factors already described, Registrant is not aware of any trends or uncertainties that would significantly effect its liquidity or capital resources in the future.

RESULTS OF OPERATIONS - 1998 COMPARED WITH 1997.

Sales for the year ended December 31, 1998 were $27,189,000 compared with sales for the prior year of $12,843,000, an increase of $14,346,000 or 112%. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U.S. This growth in the distributor base was mainly attributable to a successful direct mail campaign that centered on the Registrant's leading product, Microhydrin(R). Microhydrin(R) is an antioxidant product that was introduced by Registrant in September 1997. It currently accounts for approximately 33% of Registrant's sales.

Cost of goods sold for the year ended December 31, 1998 was $7,100,000 compared with cost of goods sold in the prior year of $3,593,000, an increase of $3,507,000 or 98%. As a percentage of sales, cost of goods sold in 1998 was 26% compared with 28% in 1997. The improvement in the percentage of cost of goods sold in 1998 was mainly attributable to the change in product sales mix. Microhydrin(R) has a lower cost of goods sold percentage than the average of the Company's other products. In addition, Registrant realized some improvement in gross margin due to increased volumes.

General and administrative expenses ("G&A") for the year ended December 31, 1998 were $8,081,000 compared with G&A in 1997 of $4,802,000, an increase of $3,279,000 or 68%. As percentage of sales, G&A in 1998 was 30% compared with 37% in 1997. The increase in G&A was due to increases in personnel and other expenses required to support the additional distributors who joined the Company during 1998 and related sales growth.

Distributor commissions for the year ended December 31, 1998 were $11,057,000 compared with distributor commissions in 1997 of $4,692,000, an increase of $6,365,000 or 136%. As a percentage of sales, distributor commissions in 1998 were 41% compared with 37% in 1997. The increase in distributor commissions as a percentage of sales was primarily attributable to the change in product sales mix. A higher percentage of commission is paid on Microhydrin(R) than the average of the Company's other products. The increase in distributor commissions in 1998 was also due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan.

Interest expense did not change significantly from 1997 to 1998, increasing from $92,000 in 1997 to $96,000 in 1998.

Depreciation and amortization for the year ended December 31, 1998 was $348,000 compared with depreciation and amortization in 1997 of $267,000, an increase of $81,000 or 30%. This increase was mainly due to depreciation associated with property and equipment additions during 1997 and 1998 along with an increase in goodwill amortization expense. Goodwill amortization expense increased in 1998 due to the amortization of additional goodwill recorded in 1997 and 1998 in connection with the issuance of shares of the Company's common stock pursuant to the Light Force acquisition agreement.

Discontinued operations represent the operations of Great Xpectations. These operations are classified as discontinued because Registrant announced plans in June 1998 to spin off Great Xpectations to its shareholders.

Net income for the year ended December 31, 1998 was $435,000, or $.03 per share, compared with a net loss in the prior year of $686,000, an improvement of $1,134,000. This improvement is the result of the increased gross profit generated from the sales growth that occurred during 1998. Registrant incurred a net loss in 1997 primarily due to the expenses incurred to attract new distributors and to set up internal systems and staffing required to support anticipated sales growth.

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

RESULTS OF OPERATIONS - 1997 COMPARED WITH 1996.

Sales for the year ended December 31, 1997 were $12,843,000 compared with sales for the prior year of $8,639,000, an increase of $4,204,000 or 49%. This increase in sales was mainly the result of growth in RBC's independent distributor base in the U.S. and Canada. This growth was partially due to the merger of the Light Force distributors into the Registrant's distributor base in June 1996.

Cost of goods sold for the year ended December 31, 1997 was $3,593,000 compared with cost of goods sold in the prior year of $2,538,000, an increase of $1,055,000 or 42%. As a percentage of sales, cost of goods sold in 1997 was 28% compared with 29% in 1996. The improvement in cost of goods sold as percentage of sales in 1997 was due to the decline, as a percentage of total sales, of export sales to RBC's licensees in 1997. Export sales have a higher cost of goods sold as a percentage of sales since Registrant does not pay distributor commissions on these sales. In addition, Registrant realized some improvement in gross margin due to increased volumes.

General and administrative expenses ("G&A") for the year ended December 31, 1997 were $4,802,000 compared with G&A in 1996 of $2,838,000, an increase of $1,963,000 or 69%. As percentage of sales, G&A in 1997 was 37% compared with 33% in 1996. The increase in G&A was due to increased costs associated with Registrant's annual distributor sales conference held in July 1997, and costs associated with an intensive distributor recruiting and product marketing effort which began in the first quarter of 1997. The recruiting and product marketing effort resulted in the addition of a significant number of new distributors to Registrant's active distributor base. Registrant also incurred additional G&A to upgrade internal systems and increase personnel to support the additional distributors and related sales growth. Registrant began to experience increased sales in the second quarter from the addition of these new distributors.

Distributor commissions for the year ended December 31, 1997 were $4,692,000 compared with distributor commissions in 1996 of $3,026,000, an increase of $1,666,000 or 55%. As a percentage of sales, distributor commissions in 1997 were 37% compared with 35% in 1996. The increase in distributor commissions as a percentage of sales was mainly due to the decline, as a percentage of total sales, of export sales to RBC's licensees in 1997. Registrant does not pay distributor commissions on export sales.

Interest expense for the year ended December 31, 1997 was $92,000, compared with interest expense in 1996 of $56,000, an increase of $36,000 or 63%. This increase is attributable to the interest expense associated with $730,000 of 10%, two-year convertible notes issued during 1997.

Depreciation and amortization for the year ended December 31, 1997 was $267,000 compared with depreciation and amortization in 1996 of $188,000, an increase of $79,000 or 42%. This increase was mainly due to depreciation associated with property and equipment additions during 1996 and 1997 along with an increase in goodwill amortization expense. Goodwill amortization expense increased in 1997, since 1997 was the first full year of the amortization of goodwill associated with the acquisition of Light Force.

Discontinued operations represent the operations of Great Xpectations. These operations are classified as discontinued because Registrant announced plans in June 1998 to spin off Great Xpectations to its shareholders.

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

YEAR 2000

In an effort to ensure the Company's information systems as well as all other systems are Year 2000 ("Y2K") compliant, the Company is actively engaged in assessing and correcting any potential problems. During 1998, the Company formed a committee to review all systems and correct any potential problems. After an initial review of all internal systems, the Company has determined that all significant systems are currently Y2K compliant.

The Company anticipates that risks related to its information and non-information systems will be mitigated by current efforts being made in conjunction with ongoing testing and review of its systems. However, the primary Y2K risk to the Company's operation is potential service disruption from third-party providers. These services include but are not limited to providers that supply telephone, electrical, banking, shipping and raw materials for the Company's manufacturing operations. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders. In the event of a temporary disruption in the supply of raw materials, the Company believes it currently maintains an adequate supply of finished goods and raw material inventories to sustain manufacturing and distribution of finished product until alternative sources become available. Although in the past the Company has been able to locate alternative sources, there can be no assurance the Company will be successful in locating such sources in the future. The Company also believes that a temporary disruption of communication services would seriously impact the Company's ability to receive and process orders. Efforts are currently underway to verify Y2K compliance of the Company's major service providers.

Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Y2K issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations and require the Company to incur unanticipated expenses to remedy any problems. The Company is currently evaluating what contingency plans, if any, may need to be made in the event the Company or third-party providers with whom the Company does business experience Y2K problems.

FORWARD LOOKING STATEMENTS

Important Considerations Related to Forward-Looking Statements. It should be noted that this discussion contains forward looking statements which are subject to substantial risks and uncertainties. These are a number of factors which could cause actual results to differ materially from those anticipated by statements made herein. Such factors include, but are not limited to, changes in general economic conditions, the growth rate of the market for Registrant's products and services, the timely availability and market acceptance of these products and services, the effect of competitive products and pricing, and the irregular pattern of revenues, as well as a number of other risk factors which could effect the future performance of Registrant.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements of Registrant are set forth immediately following the signature page of this Form 10-K. (See "Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K" for index to Financial Statements.)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON FINANCIAL DISCLOSURE

Registrant has had no disagreements with its certified public accountants with respect to accounting practices or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of March 31, 1999, the name, age, and position of each Executive Officer and Director and the month in which such Director or Officer began his term of office. (See footnotes for the month in which such persons began their respective term of office with a constituent company of the GlobeNet Merger.)


                                                                                        DIRECTOR OR
NAME                              AGE             POSITION                              OFFICER SINCE
----                              ---             --------                              -----------


Clinton H. Howard                 70              Chairman of the Board &               April 1997(1)
                                                  President

Steven E. Brown                   44              Director/Vice President &             April 1997(1)
                                                  Chief Financial Officer

Andrew V. Howard                  41              Director/General Counsel/             April 1997(1)
                                                  Vice President

Forrest E. Watson                 64              Director                              April 1997(1)

Ken Sabot                         53              Senior Vice President of              February 1998
                                                  Operations

Frank Franasiak                   52              Director                              July 1998

Nelson J. Rogers                  53              Vice President - International        April 1997

----------
(1)  Director of GlobeNet since July 1995.
(2)  Director of Mighty Power since November 1995.

TERM OF OFFICE

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

BIOGRAPHICAL INFORMATION

Set forth below is certain biographical information regarding each of Registrant's Directors and Executive Officers.

         Clinton H. Howard. Mr. Howard is the President and Chairman of the Board of Registrant. Mr. Howard graduated from Rice University with a BA degree and from Southwestern Medical School with an MA degree, after which he studied graduate business courses at S.M.U. and the University of Dallas. Mr. Howard founded American Biomedical Corporation ("ABC") in 1958, and built it into a chain of 40 medical testing laboratories. He took ABC public in 1969. In 1974, ABC was merged with National Health Laboratories, then one of the nation's largest medical laboratory chains. In 1974, Mr. Howard founded Carrington Laboratories, Inc. ("Carrington") (originally named Avacare, Inc.), a personal care products, direct sales marketing firm. In 1981, he established a research division which isolated an active medicinal compound in aloe vera, acemannan. He then sold the skin care business and converted Carrington to a pharmaceutical company. Mr. Howard retired from Carrington in 1990. The following year he founded RBC-U.S.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

ITEM 11.  EXECUTIVE COMPENSATION

         NAME              CAPACITY                       1998              1997          1996             1995           1994
         ----              --------                       ----              ----          ----             ----           ----

Clinton H. Howard          President                   $ 253,000         $ 177,000      $  11,000        $  4,500       $ 11,500

Steven E. Brown            Vice President and          $ 170,200         $ 105,000      $ 103,000        $ 90,400(1)    $ 55,600
                           Chief Financial Officer

Andrew V. Howard           Vice President              $ 207,300         $  96,400      $  86,200        $ 59,400(2)        -0-
                           Marketing

Nelson R. Rogers           Vice President              $ 101,800         $  90,000      $  90,000        $ 88,300(3)        -0-
                           International

Kenneth L. Sabot           Senior Vice President       $ 101,700(4)          -0-            -0-              -0-            -0-
                           Operations

Forrest E. Watson          Formerly Chief              $  46,500         $  60,000      $  25,350            -0-(5)         -0-
                           Executive Officer



----------

(1)  Started May 1994
(2)  Started March 1995
(3)  Started January 1995
(4)  Started February 1998
(5)  Started November 1995

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables set forth as of December 31, 1998, the address, and the number of shares of Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Registrant to own beneficially, more than 5% of the then 13,862,205 issued and outstanding shares of Registrant's Common Stock, and the name and share holdings of each director and of all officers and directors as a group:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                        AS OF DECEMBER 31, 1998
                                                               ------------------------------------------
CLASS                 BENEFICIAL OWNER(1)                         AMOUNT                     % OF CLASS
-----                 -------------------                         ------                     ----------

Common                Clinton H. Howard                           7,754,289(2)                     54.7%
                      3917 Fox Glen Drive
                      Irving, Texas 75062

Common                Penny Slinger Hills                         1,404,003                        10.1%
                      Hills 1998 Living Trust
                      910 Herman Gulch Road
                      Boulder Creek, California 95006

Common                Dr. M. G. Robertson                         2,000,000(3)                     13.5%
                      977 Centerville Turnpike
                      Virginia Beach, Virginia 23463

SECURITY OWNERSHIP OF MANAGEMENT

                                                                        AS OF DECEMBER 31, 1998
                                                               ------------------------------------------
CLASS                 BENEFICIAL OWNER(1)                         AMOUNT                     % OF CLASS
-----                 -------------------                         ------                     ----------

Common                Clinton H. Howard                           7,754,289(2)                  54.7%

Common                Steven E. Brown                                25,600(4)                   0.0(5)

Common                Andrew V. Howard                               18,451(6)                   0.0(5)

ALL OFFICERS, DIRECTORS & BENEFICIAL
PERSONS AS A GROUP (7 PERSONS)                                    8,088,804(7)                  56.4%

----------

(1) All shares owned directly are owned beneficially and of record, and such Shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Includes 308,500 shares that may be acquired through presently exercisable stock options and 115,265 shares owned of record by Mr. Howard's wife.

(3) Includes 1,000,000 shares that may be acquired through presently exercisable warrants.

(4) Includes 25,600 shares that may be acquired through presently acquired stock options.

(5)  Less that 1.0%.

(6) Includes 1,500 shares that may be acquired through presently exercisable stock options.

(7) Includes 483,207 shares that may be acquired through presently exercisable stock options and warrants.

BONUSES AND DEFERRED COMPENSATION:             None

COMPENSATION PURSUANT TO PLANS:                None

PENSION TABLE:                                 None

COMPENSATION:                                  See Cash Compensation and Stock
                                               Comp

EMPLOYMENT CONTRACTS AND
TERMINATION OF EMPLOYMENT
AND CHANGES IN CONTROL ARRANGMENTS

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

         Title of Document

         Independent Auditors Report of Osborn, Swalm, Thomas & Associates, PLLC, Certified Public Accounts

         Consolidated Balance Sheets as of  December 31, 1998 and 1997.

         Consolidated Statements of Operations for the Years December 31, 1998, 1997 and 1996.

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES.  None.

(a)(3)   EXHIBITS.  The following exhibits are included as part of this report:

         Ex. No.      Description

          3.1         Registrant's Articles of Incorporation (1)

          3.2         Registrant's By-Laws (1)

          4.1         Specimen copy of Certificate for Registrant's Common
                      Stock (1)

          4.2 Specimen copy of Registrant's 10% Convertible Notes issued in 1997 (2)

          4.3 Registrant's 1998 Stock Option Plan for its Directors, Employees and Consultants (2)

          4.4         Stock Purchase Agreement dated 10/27/97 with
                      Dr. M. G. Robertson (2)

          10.1 10 year Lease Agreement as of 8/1/98 with CIIF Associates L.P. for office/warehouse (2)

          10.2 Exclusive License Agreement with Flanagan Technologies for its Microclusters (2)

          10.3 Form of Registrant's Member Agreement and Policies with its Distributors (2)

          23.1        Consent of Auditor (2)

          27          Financial Data Schedule

----------

(1) Incorporated by reference to Registrant's Form 8-K for Mighty Power Merger 4/1/97

(2)  To be filed by amendment

FINANCIAL DATA SCHEDULE

REPORTS ON FORM 8-K

         Registrant filed no reports on Form 8-K during the last quarter of Fiscal 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       GLOBENET INTERNATIONAL I, INC.,

                                       a Delaware corporation

    Date:   April 14, 1999.            By: /S/ CLINTON H. HOWARD
                                           ------------------------------------
                                       Name:    Clinton H. Howard
                                       Title:   President

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

                  Signature                                   Title                              Date
                  ---------                                   -----                              ----

         /s/ CLINTON H. HOWARD
         ---------------------------------           Chairman of the Board of
         Clinton H. Howard                           Directors and President                April 14, 1998

         /s/ STEVEN E. BROWN
         ---------------------------------           Director, Vice President &
         Steven E. Brown                             Chief Financial Officer                April 14, 1998

         /s/ ANDREW V. HOWARD, J.D.
         ---------------------------------           Director, Vice President &
         Andrew V. Howard, J.D.                      General Counsel                        April 14, 1998


         ---------------------------------           Director
         Forrest E. Watson, Ph.D.                                                           ---------------------


         ---------------------------------           Director
         Frank Franasiak                                                                    ---------------------

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                 Page

Independent Accountants' Report                                                                    F-2

Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1998 and 1997                              F-3

         Consolidated Statements of Operations for the years ended
            December 31, 1998, 1997 and 1996                                                       F-4

         Consolidated Statements of Shareholders' Equity for the years
            ended December 31, 1998, 1997 and 1996                                                 F-5

         Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                                                       F-6

         Notes to Consolidated Financial Statements                                                F-7

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         INDEPENDENT ACCOUNTANTS' REPORT




Board of Directors
GlobeNet International I, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of GlobeNet International I, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobeNet International I, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


OSBORN, SWALM, THOMAS & ASSOCIATES, PLLC






Plano, Texas
March 31, 1998

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1998 AND 1997


ASSETS                                                                          1998                    1997
                                                                            ------------             -----------

Current assets:
    Cash                                                                    $    382,409             $    10,405
    Accounts receivable, net of
       allowance for doubtful accounts                                           439,501                 104,015
    Inventory                                                                  2,668,407               1,609,265
    Net assets of discontinued operation                                            --                   274,331
    Deferred tax asset                                                           121,169                    --
    Prepaid expenses                                                             138,201                  64,482
                                                                            ------------            ------------

     Total current assets                                                      3,749,687               2,062,498

Property and equipment, net of accumulated depreciation                        1,275,508                 662,028

Goodwill, net of accumulated amortization                                      2,680,974               2,747,500

Other assets                                                                     217,728                 136,400
                                                                            ------------            ------------

                                                                            $  7,923,897            $  5,608,426
                                                                            ============            ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                                 $    852,888            $    322,829
    Accrued expenses                                                           1,667,944                 849,822
    Current portion of long-term debt                                            494,145                  77,454
    Notes payable                                                                 51,589                  48,671
    Payable - related parties                                                    100,000                       -
                                                                            ------------            ------------

     Total current liabilities                                                 3,166,566               1,298,776
                                                                            ------------            ------------

Long-term debt, net of current portion                                           510,782                 726,107
                                                                            ------------            ------------

Shareholders' equity:
    Preferred stock, $.10 par value; authorized
       20,000,000 shares; none outstanding                                          --                      --
    Common stock, $.001 par value; authorized
       50,000,000 shares; outstanding; 1998
      13,862,205 shares; 1997 13,536,980 shares                                   13,862                  13,537
    Paid in capital                                                           12,106,872              11,593,209
    Accumulated deficit                                                       (7,868,733)             (8,020,093)
    Cumulative translation adjustment                                             (5,452)                 (3,110)
                                                                            ------------            ------------

                                                                               4,246,549               3,583,543
                                                                            ------------            ------------

                                                                            $  7,923,897            $  5,608,426
                                                                            ============            ============


                See notes to consolidated financial statements.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                 1998                 1997              1996
                                                                 ----                 ----              ----

Sales                                                        $ 27,188,800        $ 12,843,287       $  8,638,875
Cost of sales                                                   7,099,770           3,592,921          2,538,428
                                                             ------------        ------------       ------------

Gross profit                                                   20,089,030           9,250,366          6,100,447
                                                             ------------        ------------       ------------

Operating expenses:
    General and administrative                                  8,081,478           4,801,597          2,838,395
    Distributor commissions                                    11,056,714           4,691,995          3,025,838
    Interest                                                       95,992              91,511             55,989
    Depreciation and amortization                                 347,630             266,875            188,257
                                                             ------------        ------------       ------------

Total operating expenses                                       19,581,814           9,851,978          6,108,479
                                                             ------------        ------------       ------------

Income (loss) from continuing operations
  before income taxes                                             507,216            (601,612)            (8,032)
                                                             ------------        ------------       ------------

Income taxes(benefit):
    Current income taxes                                           36,938              12,966             17,415
    Deferred income taxes (benefit)                               (49,269)               --                 --
                                                             ------------        ------------       ------------

                                                                  (12,331)             12,966             17,415
                                                             ------------        ------------       ------------

Income (loss) from continuing operations                          519,547            (614,578)           (25,447)

Loss from discontinued operation                                  (84,673)            (72,303)              --
                                                             ------------        ------------       ------------


Net Income (loss)                                            $    434,874        $   (686,881)      $    (25,447)
                                                             ============        ============       ============

Pro forma information (unaudited):
   Net loss continuing operations                                                $   (614,578)
   Net loss discontinued operation                                                    (62,777)
                                                                                 ------------

   Pro forma net loss                                                            $   (677,355)
                                                                                 ============

Basic and Diluted earnings (loss) per share:
   Income from continuing operations                         $      0.038        $     (0.049)
   Loss from discontinued operation                                (0.006)             (0.005)
                                                             ------------        ------------

   Earnings (loss) per share                                 $      .0032        $    (0.0054)
                                                             ------------        ------------

   Weighted average shares outstanding                         13,699,163          12,552,977
                                                             ============        ============



                See notes to consolidated financial statements.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         Common Stock
                                  ------------------------------       Paid In
                                     Shares             Amount         Capital
                                     ------             ------         -------

Balances, December 31, 1995         3,515,714      $      3,516      $  7,524,696

Private Placement                     120,000               120           287,380
Lightforce Acquisition                600,000               600         1,499,400
Net Loss                                 --                --                --
Translation Adjustment                   --                --                --
                                 ------------      ------------      ------------

Balances, December 31, 1996         4,235,714             4,236         9,311,476

Reverse Merger                      7,886,415             7,887            (7,887)
Conversion of Notes Payable           163,498               163           216,837
Lightforce Earn-out Shares            251,353               251           876,341
Private Placement                   1,000,000             1,000         1,196,442
Net Loss                                 --                --                --
Translation Adjustment                   --                --                --
                                 ------------      ------------      ------------

Balances, December 31, 1997        13,536,980            13,537        11,593,209

Conversion of Notes Payable            22,619                22            29,978
Lightforce Earn-out Shares             47,157                47            94,465
Private Placement                     255,449               256           389,220
Great Xpectations spin-off               --                --                --
Net Income                               --                --                --
Translation Adjustment                   --                --                --
                                 ------------      ------------      ------------

Balances, December 31, 1998        13,862,205      $     13,862      $ 12,106,872
                                 ============      ============      ============


                                                     Accumulated          Total
                                 Accumulated         Translation       Shareholders'
                                    Deficit           Adjustment          Equity
                                 ------------       ------------       ------------

Balances, December 31, 1995      $ (7,307,765)      $      5,787       $    226,234

Private Placement                        --                 --              287,500
Lightforce Acquisition                   --                 --            1,500,000
Net Loss                              (25,447)              --              (25,447)
Translation Adjustment                   --               (4,206)            (4,206)
                                 ------------       ------------       ------------

Balances, December 31, 1996        (7,333,212)             1,581          1,984,081

Reverse Merger                           --                 --                 --
Conversion of Notes Payable              --                 --              217,000
Lightforce Earn-out Shares               --                 --              876,592
Private Placement                        --                 --            1,197,442
Net Loss                             (686,881)              --             (686,881)
Translation Adjustment                   --               (4,691)            (4,691)
                                 ------------       ------------       ------------

Balances, December 31, 1997        (8,020,093)            (3,110)         3,583,543

Conversion of Notes Payable              --                 --               30,000
Lightforce Earn-out Shares               --                 --               94,512
Private Placement                        --                 --              389,476
Great Xpectations spin-off           (283,514)              --             (283,514)
Net Income                            434,874               --              434,874
Translation Adjustment                   --               (2,342)            (2,342)
                                 ------------       ------------       ------------

Balances, December 31, 1998      $ (7,868,733)      $     (5,452)      $  4,246,549
                                 ============       ============       ============



                 See notes to consolidated financial statements.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                1998               1997             1996
                                                             -----------       -----------       -----------

Cash flow from operating activities:
  Net income (loss) from operations                          $   434,874       $  (686,881)      $   (25,447)
  Add loss from discontinued operation                            84,673            72,303              --
                                                             -----------       -----------       -----------
  Net income (loss) from continuing operations                   519,547          (614,578)          (25,447)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for)
     continuing operations:
       Depreciation and amortization                             347,630           266,875           201,224
       Loss on sale of equipment                                    --                 299             2,254
       Deferred income taxes                                    (240,727)             --               3,437
       Translation adjustments                                    (2,342)           (4,691)             (206)
  Change in assets and liabilities:
      Accounts receivable                                       (335,486)          (76,985)              833
      Prepaid assets                                             (73,720)             (922)          (10,250)
      Inventory                                               (1,059,142)         (379,593)          (26,117)
      Other assets                                               (81,329)          (81,405)          (36,031)
      Accounts payable                                           547,415          (520,322)          236,938
      Accrued expenses                                           750,766           257,929          (295,449)
      Notes payable                                                2,918           (16,528)           14,423
                                                             -----------       -----------       -----------

Cash provided by (used for) continuing operations                375,530        (1,169,921)           65,609
Cash provided by (used for) discontinued operation               193,700          (236,393)             --
                                                             -----------       -----------       -----------

Cash provided by (used for) operating activities                 569,230        (1,406,314)           65,609
                                                             -----------       -----------       -----------

Cash flow from investing activities:
    Investing activities of discontinued operation               (19,914)           (6,516)             --
    Purchase of furniture, fixtures and equipment               (473,334)         (104,453)          (21,995)
    Proceeds from sale of equipment                                 --              15,288               183
                                                             -----------       -----------       -----------

Cash provided by (used for) investing activities                (493,248)          (95,681)          (21,812)
                                                             -----------       -----------       -----------

Cash flow from financing activities:
    Net proceeds from private placement                          389,476         1,197,442           287,500
    Proceeds from long term debt                                    --             730,000            24,602
    Payments of long-term debt                                   (93,454)         (357,904)          (85,337)
    Financing activities of discontinued operation                  --            (100,000)             --
    Repayment to stockholders                                       --             (51,768)         (250,635)
                                                             -----------       -----------       -----------

Cash provided by (used for) financing activities                 296,022         1,417,770           (23,870)
                                                             -----------       -----------       -----------

Net increase (decrease) in cash                                  372,004           (84,225)           19,927

Cash, beginning of year                                           10,405            94,630            74,703
                                                             -----------       -----------       -----------

Cash, end of year                                            $   382,409       $    10,405       $    94,630
                                                             ===========       ===========       ===========



                 See notes to consolidated financial statements

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



1.       ORGANIZATION AND HISTORY:

HISTORY - The Company was organized February 12, 1988 as Jason Ray Corporation ("JRC") for the purpose of combining with other businesses. In April 1988, JRC filed an initial public offering registration statement on Form S-1 with the Securities and Exchange Commission ("SEC"). JRC changed its name to Seven Oaks Farms, Ltd. ("Seven Oaks") on July 1, 1998. From May 1991 until October 1995 Seven Oaks was a dormant entity, conducting no business activities. Effective November 1, 1995 Seven Oaks merged with Mighty Power, Inc. ("MPI") The merger, a purchase under Accounting Principles Board Opinion 16, was accounted for as a reverse merger with MPI being the acquirer. Seven Oaks then changed its name to Mighty Power USA, Inc.
("Mighty Power").

Effective April 1, 1997, Mighty Power merged with GlobeNet Inc. (GlobeNet) (the "Merger"). In connection with the Merger Mighty Power effected a one for seven reverse stock split (all share figures have been adjusted to reflect this reverse split). Mighty Power then issued 7,886,415 new shares to the shareholders of GlobeNet in exchange for 100% of the outstanding stock of GlobeNet. In addition, under the terms of the Merger agreement, certain shareholders of Mighty Power transferred an additional 2,541,427 shares of common stock to the GlobeNet shareholders. As a result, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of the Mighty Power. In connection with these transactions, Mighty Power changed it name to GlobeNet International I, Inc. ("GNI").

The Merger, a purchase under Accounting Principles Board Opinion 16, has been accounted for as a reverse merger with GlobeNet Inc. being the acquirer. Therefore, GlobeNet Inc.'s historical financial statements are now the Company's historical financial statements.

Concurrent with the Merger, an affiliate of Mighty Power, Great Xpectations Marketing, Inc.("GXI"), acquired all the assets and liabilities of two other affiliates, (Health Thru Nature, Inc. and Mighty Power USA L. C.) for $100,000 in notes payable. GNI then purchased all the outstanding common stock of GXI for an additional $100,000 note payable. These transactions were also accounted for as purchases.

ORGANIZATION - The Company is engaged in the marketing of nutritional supplements and personal care products. The Company operates its business through the Royal BodyCare Division, which represents the separate business strategies and product lines of GlobeNet Inc. preceding the merger described above. The operations conducted by Mighty Power and its affiliates prior to the merger are presently conducted by GXI and are classified in the accompanying consolidated financial statements as discontinued operations (See Note 3).

GlobeNet Inc. was incorporated in Texas in June 1995 by Clinton H. Howard, to serve as a holding company for certain companies affiliated with Mr. Howard. In July 1995, all of the outstanding capital stock of these affiliated companies was contributed to GlobeNet Inc. by Mr. Howard and his immediate family.

GNI's principle U. S. marketing operations are conducted through Royal BodyCare, Inc. ("RBC-US"), formed by Mr. Howard in 1991. In 1992 Mr. Howard formed Royal BodyCare, Inc. (Canada) (" RBC-Canada") to market products in Canada through a network of independent distributors. RBC-Canada owns all of the outstanding stock of Pure Life International Products, Inc.("Pure Life") which it purchased in 1992. Pure Life has been in business since 1982.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.        ORGANIZATION AND HISTORY (CONTINUED):

In 1995, the Company entered into separate agreements to license the exclusive rights to sell its products in Indonesia and Sweden through office/warehouse facilities owned and operated by third parties in the respective countries. Since 1995, the Company entered into five similar arrangements with third party licensees to market the Company's products internationally. Under these agreements distributors in these countries are compensated according to the same compensation plan as that is used for the RBC Division independent distributors.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of GNI, and its wholly owned subsidiaries; Royal BodyCare, Inc., Royal BodyCare, Inc. (Canada), and Pure Life International Products, Inc., (collectively the "Company"). RBC-Canada and Pure Life are organized under the Canadian Business Corporation Act. All significant inter-company accounts and transactions have been eliminated. A subsidiary of the Company, Kalo Vita, Inc. filed for bankruptcy in 1994 and was dissolved in 1998. The Company did not have control of this entity, therefore it is not consolidated in these financial statements (see note 14).

The common stock of the subsidiaries was owned by Clinton H. Howard and members of his family until July 1, 1995. On that date the common stock of the subsidiaries was contributed to GlobeNet Inc. in exchange for shares of common stock. The accompanying financial statements have been prepared as if the subsidiaries had been contributed to GlobeNet Inc. on the respective dates of their affiliation with Mr. Howard.

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

INVENTORIES - Inventories, consisting of finished goods held for resale, work-in-process , raw materials and packaging materials are stated at the lower of cost of market.

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

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

The Company files a consolidated tax return with its subsidiaries. Deferred income taxes are the result of net operating loss carry-forwards expected to be fully utilized in 1999.

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

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share (EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares.

SEC Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), requires pro forma statement of operations information and earnings per share when historical financial statements are not indicative of ongoing activity. As a result of the Company's reverse merger with Mighty Power in April 1997 the consolidated Statement of Operations does not reflect the complete historical earnings (losses) of the combined entities. Therefore, unaudited pro forma information has been presented on the bottom of the consolidated Statement of Operations which reflects the Company's earnings (losses) and earnings per share as if the merger had occurred at the beginning of 1997. As required by SAB 1B.2 pro forma earnings per share has only been presented for 1997.

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

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

COMPREHENSIVE INCOME - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1998, 1997 and 1996, the Company's comprehensive income (loss) was equal to its net income (loss) and the Company does not have income meeting the definition of other comprehensive income.


3.       SPIN-OFF OF GREAT XPECTATIONS MARKETING, INC:

In June 1998, GNI announced its intention to separate GXI from its network marketing business through a spin-off to its shareholders ("the Distribution"). The Company's Board of Directors voted to approve, in principal, the Distribution subject to other approvals and consents and satisfactory implementation of the arrangements for the Distribution. The Company consummated the Distribution effective June 30, 1998, through a special dividend to its stockholders of one share of GXI common stock for each two shares of Company common stock. The Company and GXI are currently in process of registering the distributed shares for trading with the Securities and Exchange Commission.

GXI has been accounted for as a discontinued operation in these consolidated financial statements. Accordingly, the revenues, expenses, assets and liabilities, and cash flows of GXI have been excluded from their respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. These items have been reported as "Net assets of discontinued operation", "Loss from discontinued operation", "Net cash flows from discontinued operation" and "Investing and Financing activities of discontinued operation" for all years presented.

In connection with the spin-off, GXI's balance due to GNI for inter-company transactions of $ 416,922 has been forgiven by GNI and included in the cost of the spin-off presented on the Consolidated Statement of Equity.

Summarized financial information for the discontinued operation from merger (April 1, 1997) thru spin-off (June 30, 1998) is set forth below:

                                                                                   1998              1997

         Net sales                                                               $ 719,945       $ 1,207,334
         Loss before income taxes                                                  156,573            69,332
         Net loss                                                                   84,673            69,332

         Current assets                                                                          $   406,701
         Current liabilities                                                                         635,345
         Total assets                                                                                663,044
         Total liabilities                                                                           388,713

         Net assets of discontinued operation                                                    $   274,331

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


4.       INVENTORIES:

At December 31, inventories consist of the following:                              1998              1997

         Finished goods                                                        $ 1,577,022       $ 1,345,041
         Packaging materials and other                                           1,091,385           264,224
                                                                               -----------       -----------

                  Total                                                        $ 2,668,407       $ 1,609,265
                                                                               ===========       ===========


5.       PROPERTY AND EQUIPMENT:

At December 31, property and equipment consist of the following:                   1998              1997

         Furniture and fixtures                                                $ 1,779,941      $ 1,094,014
         Warehouse equipment                                                       236,950          219,784
         Automotive equipment                                                        9,562            9,562
         Leasehold improvements                                                     87,181           25,891
                                                                               -----------      -----------

         Total property and equipment                                            2,113,634        1,349,251
         Less accumulated depreciation  and amortization                          (838,126)        (687,223)
                                                                               -----------      -----------

                  Net property and equipment                                   $ 1,275,508      $   662,028
                                                                               ===========      ===========


6.       GOODWILL:

Goodwill was recorded as a result of the acquisition of Pure Life in April 1992 and Lightforce in June 1996 as follows:

                                                                                   1998              1997

         Lightforce                                                            $ 2,378,727       $ 2,284,217
         Pure Life                                                                 843,622           843,622
                                                                               -----------       -----------

                                                                                 3,222,349         3,127,839
         Accumulated amortization                                                 (541,375)         (380,339)
                                                                               -----------       -----------

                  Net goodwill                                                 $ 2,680,974       $ 2,747,500
                                                                               ===========       ===========

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



7.       ACCRUED EXPENSES:

At December 31 accrued expenses consist of the following:                           1998              1997

         Distributor commissions                                               $ 1,307,337       $   664,721
         Sales and other taxes                                                     150,215            50,000
         Interest                                                                   10,956             5,005
         Other                                                                     199,436           130,096
                                                                               -----------       -----------

                  Total                                                        $ 1,667,944       $   849,822
                                                                               ===========       ===========

8.       NOTES PAYABLE:

At December 31,  notes payable consist of the following:                            1998              1997

         Demand note payable - bank
             bearing interest at 10% per annum.                                 $   42,491        $   48,671
         Other                                                                       9,098              --
                                                                               -----------       -----------

                                                                                $   51,589        $   48,671
                                                                               ===========       ===========


9.       LONG-TERM DEBT:

At December 31, long-term debt consists of the following:                          1998           1997

         Notes payable - banks                                                $    69,356      $ 112,593
         Convertible notes payable                                                508,000        538,000
         Debentures                                                                25,000         25,000
         Capital leases                                                           402,571        127,968
                                                                              -----------      ---------

                                                                                1,004,927        803,561
         Less - current portion                                                  (494,145)       (77,454)
                                                                              -----------      ---------

         Total                                                                $   510,782      $ 726,107
                                                                              ===========      =========

Included in notes payable - banks is three notes assumed in connection with the Lightforce acquisition totaling $66,095 and $103,958 at December 31, 1998 and 1997, respectively, bearing interest at prime plus 5%, due in monthly payments aggregating $3,311 plus interest through November 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of cash payment for commissions payable (see Note 13).

Included in notes payable - banks is a note made in January 1995 by RBC-Canada whereby it borrowed funds for a three-year term payable in monthly principal installments of $600, plus interest, with interest calculated at prime plus 1.5%. Proceeds of this borrowing were used to purchase leasehold improvements at RBC-Canada's office/warehouse facility in Vancouver, B.C., Canada.

In 1997, the Company sold convertible debentures aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on per share conversion price of $1.32. As of December 31, 1998 $247,000 of these notes have been converted into 186,128 shares of the Company's common stock. As of the date of this report debentures aggregating $188,000 have elected to extend the due date by one year.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


In 1994, RBC-US sold two debentures in the amount of $25,000 each, the proceeds of which were used for working capital. The principal portion of these debentures was due upon maturity in 1998. In 1997 the 10% Debenture holder exchanged their Debenture for a convertible note described above. In 1998, the holder of the other debenture extended the due date by five years. Interest on the debenture is payable monthly at a rate of 15%.


9.       LONG-TERM DEBT (CONTINUED):

Certain purchases of equipment by RBC-US have been financed through capital leases. Such leases have terms ending in 2003 and have various interest rates approximating 15%.

Long-term debt payments payable in the next four years are as follows:

         1999                                                                  $   494,145
         2000                                                                      300,717
         2001                                                                      105,831
         2002                                                                       75,429
         2003                                                                       28,805
         Thereafter                                                                   --
                                                                               -----------

                                                                               $ 1,004,927
                                                                               ===========


10.      CAPITAL TRANSACTIONS:

PRIVATE PLACEMENT - In 1998, the Company sold 255,440 shares of unregistered common stock at prices ranging from $1.35 to $1.66 per share. In addition, Company granted warrants to purchase 216,932 shares of common stock, exercisable through October 2003 at an exercise price of $2.00 per share. The offering raised $389,476.

In 1997, the Company sold 1,000,000 shares of unregistered common stock through a private placement offering at a per share price of $1.25. The offering raised $947,442 in cash (net of offering costs) and included the conversion of a $250,000 note payable due the investor. In addition, the investor received a five-year warrant to purchase 1,000,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share. The investor also received a demand registration right covering the private placement and warrant shares exercisable under certain circumstances covered in the stock purchase agreement. In 1996, the Company sold 120,000 shares of common stock in a private placement that raised $287,500.

OPTIONS - In addition to the warrants described above, issued in connection with private placements, the Company has granted, to employees and distributors, options to purchase an additional 1,430,400 shares of common stock at exercise prices ranging from $.812 to $2.40, expiring at various dates through 2003. All options were issued at or above market price at the time of issuance.

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


11.      COMMITMENT:

The Company leases its office and warehouse space and certain equipment using operating leases for various periods through 2008. Basic annual rents for each of the next five years and thereafter are as follows:

         1999                                                                    $ 451,446
         2000                                                                      430,173
         2001                                                                      371,924
         2002                                                                      395,853
         2003                                                                      389,983
         Thereafter                                                              2,080,892


12.      INCOME TAXES:

Current deferred tax assets of $ 121,169 are the result of net operating losses incurred in 1997 and expected to be used to reduce taxes in 1999. Until July 1995, RBC-US and KV qualified under IRS regulations as Subchapter S corporations. As such, all of their net operating losses prior to July 1995 were passed through to their shareholders for inclusion in the respective tax returns of such shareholders. Therefore the Company has no net operating loss carry forwards for periods prior to July 1995 available to offset future taxable income.


13.      LIGHTFORCE ACQUISITION:

In June 1996 the Company acquired certain assets and assumed certain liabilities of Lightforce, Inc. ("Lightforce") a network marketing company which distributed a line of nutritional products, for 600,000 shares of Company common stock valued at $1,500,000. In connection with the acquisition the Company received inventory and fixed assets and agreed to assume certain trade accounts payable, notes payable and commissions payable.

The purchase agreement called for additional shares of common stock to be paid based on sales to the Lightforce distributors. Additional common stock, valued at market price share, was paid equal to 25% of sales generated by the Lightforce distributor network during the first year after the purchase; and 25% of incremental sales above the first year generated during the second year. In 1998 and 1997 the company issued 47,160 and 251,353 shares, respectively, of the Company's common stock, valued at $876,592 and $94,512 under this provision.

In addition, the agreement specified that the seller will receive a 5% commission on all sales of Lightforce products. This commission amounted to $153,641 and $117,605 in 1998 and 1997, respectively.


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

                 GLOBENET INTERNATIONAL I, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

15.      CONTINGENCIES:

From time to time the Company is involved in various legal matters arising in the normal course of business. Included in such matters is an action brought by former distributors of Company products, asserting breach of contract and seeking in excess of $2,000,000 and an action by a former manufacturer of company products also asserting breach of contract without specifying amount of damages sought. In the opinion of Management, such matters are without merit and the outcome will not have a material effect on the financial position of the Company.


16.      NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company had the following non-cash investing and financing activities

                                                                     1998             1997              1996

Conversion of debt into common stock                             $ 30,000        $ 217,000       $      --

Lightforce purchase with common stock                              94,512          876,592         1,500,000

Fixed asset purchases by notes payable                            324,821          217,062            91,410

GXI Spin-off dividend                                                              283,513              --


17.      YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, of other third parties, will be fully resolved.

                               INDEX TO EXHIBITS



         Ex. No.      Description
         -------      -----------

          3.1         Registrant's Articles of Incorporation (1)

          3.2         Registrant's By-Laws (1)

          4.1         Specimen copy of Certificate for Registrant's Common
                      Stock (1)

          4.2 Specimen copy of Registrant's 10% Convertible Notes issued in 1997 (2)

          4.3         Registrant's 1998 Stock Option Plan for its Directors,
                      Employees and Consultants (2)

          4.4         Stock Purchase Agreement dated 10/27/97 with
                      Dr. M. G. Robertson (2)

          10.1        10 year Lease Agreement as of 8/1/98 with CIIF Associates
                      L.P. for office/warehouse (2)

          10.2 Exclusive License Agreement with Flanagan Technologies for its Microclusters (2)

          10.3 Form of Registrant's Member Agreement and Policies with its Distributors (2)

          23.1        Consent of Auditor (2)

          27          Financial Data Schedule

-------------------

(1) Incorporated by reference to Registrant's Form 8-K for Mighty Power Merger 4/1/97

(2)  To be filed by amendment