Form 10-K/A
period 1998-12-31
GLOBENET INTERNATIONAL I INC
filed 1999-05-07
CIK 830052

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K AMENDMENT

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1998
                          Commission File No. 33-20323


                         GLOBENET INTERNATIONAL I, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                               75-2224643
        ------------------------       ---------------------------------------
        (State of Incorporation)       (I.R.S. Employer Identification Number)


                      2301 Crown Court, Irving, Texas 75038
                -------------------------------------------------
                (Address of Principal Executive Offices-zip code)


                                 (972) 893-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1) Yes [X] No [ ] (2) Yes [X] No [ ]


         On December 31, 1998, the closing price at which Registrant's common stock sold was $1.125 per share. At such date, 4,852,605 shares of Registrant's Common Stock were held by non-affiliates. Based upon the price at such date, the aggregate market value of Registrant's voting stock held by non-affiliates on that date was $5,459,181 (4,852,605 shares times $1.125 per share).

         As of December 31, 1998, Registrant had outstanding 13,862,205 shares of Common Stock

                         GLOBENET INTERNATIONAL I, INC.

                               FORM 10-K AMENDMENT
                          YEAR ENDED DECEMBER 31, 1998


                                      INDEX

                                                                               PAGE
ITEM 1             BUSINESS                                                     3
ITEM 2             PROPERTIES                                                   6
ITEM 3*            LEGAL PROCEEDINGS*                                           6
ITEM 4*            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*         7
ITEM 5             MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS                                          8
ITEM 6             SELECTED FINANCIAL DATA                                     10
ITEM 7             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATION                11
ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                F-1
ITEM 9             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE                      17
ITEM 10            DIRECTORS AND EXECUTIVE OFFICERS                            18
ITEM 11            EXECUTIVE COMPENSATION                                      22
ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND         23
                   MANAGEMENT
ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              24
ITEM 14*           EXHIBITS*, Financial Statement Schedules and Reports on     25
                   Form 8-K

* AMENDED

SIGNATURES

ITEM 3.  LEGAL PROCEEDINGS

         Neither Registrant nor any of its officers or directors are parties to any material legal proceedings or litigation other than as set forth below.

         Don Whigham, et al., Plaintiffs vs. Clinton H. Howard, Royal BodyCare, Inc. and GlobeNet International, Inc., Defendants, in County Court at Law No. 3, Dallas County, Texas, Cause No. 97- 08040-C. On August 28, 1997, Plaintiffs, former distributors of RBC products, sued Defendants asserting causes of action for, inter alia, breach of contract and fraud in connection with their dealings with Defendants as distributors. Plaintiffs have not specified the amount of actual damages, exemplary damages or other damages sought by them in this action. Defendants have filed an answer denying all the material allegations of Plaintiffs' petition and asserting counter-claims for breach of contract, negligence and tortuous interference with business relations. Defendants' motion to compel arbitration was denied; and this denial has been appealed. This case is not currently set for trial.

         Naterra International Inc., Plaintiff, vs. Royal BodyCare, Inc., Defendant, in the 68th Judicial District Court, Dallas County, Texas, Cause No. 98-5504. On July 17, 1998 Plaintiff, a former manufacturer of RBC products, sued Defendant asserting a cause of action for an alleged breach of a Sales and Manufacturing Agreement dated May 22, 1995. Plaintiff is also asserting a claim for $4,946 based upon a sworn account. Plaintiff has not specified the amount of damages being sought under the breach of contract claim, but Plaintiff has not plead exemplary or punitive damages. . Defendant has answered denying all of the material allegations by Plaintiff, and Defendant has asserted affirmative defenses, as well as filing a counter-claim against Plaintiff for breach of contract, negligence and breach of warranties. The case is not yet set for trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Registrant held its Annual Meeting of Shareholders on July 10, 1998, at which the following matters were voted upon by the shareholders:

               Election of Directors. Clinton H. Howard, Andrew V. Howard, Steven E. Brown, Forrest E. Watson, R. Leon York and Frank E. Franasiak were elected to serve as Directors until the next Annual Meeting of Shareholders.

               1998 Stock Option Plan. An incentive stock option plan for persons rendering services for Registrant covering 500,000 shares of its Common Stock was approved as a non-qualified plan under the Internal Revenue Code.

               Reincorporation in Nevada. Registrant will reincorporate under Nevada law with essentially the same Articles of Incorporation as presently in effect under Delaware law.

               Independent Certified Public Accountants. The shareholders approved the appointment of Osborn, Swalm, Thomas & Associates, P.L.L.C., as Registrant's independent certified public accountants.

ITEM 13  EXHIBITS

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

27          Financial Data Schedule

            (1) Incorporated by reference to Registrant's Form 8-K for Mighty Power Merger 4/1/97

            (2)  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       GLOBENET INTERNATIONAL I, INC.,

                                       a Delaware corporation

    Date:   May 7, 1999.               By: /S/ CLINTON H. HOWARD
                                           ------------------------------------
                                       Name:    Clinton H. Howard
                                       Title:   President

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

                  Signature                                   Title                              Date
                  ---------                                   -----                              ----

         /s/ CLINTON H. HOWARD
         ---------------------------------           Chairman of the Board of
         Clinton H. Howard                           Directors and President                May 7, 1998

         /s/ STEVEN E. BROWN
         ---------------------------------           Director, Vice President &
         Steven E. Brown                             Chief Financial Officer                May 7, 1998

         /s/ ANDREW V. HOWARD, J.D.
         ---------------------------------           Director, Vice President &
         Andrew V. Howard, J.D.                      General Counsel                        May 7, 1998


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

27          Financial Data Schedule


            (1) Incorporated by reference to Registrant's Form 8-K for Mighty Power Merger 4/1/97

            (2)  Filed herewith