Form 10-Q
period 1999-03-31
GLOBENET INTERNATIONAL I INC
filed 1999-05-17
CIK 830052

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:    March 31, 1999

Commission file number:   33-20323


                         GlobeNet International I, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             75-2224643
 ------------------------                                ---------------------
 (State of Incorporation)                                (IRS Employer ID No.)

            2301 Crown Court, Irving, Texas                     75038
           ----------------------------------------           ----------
           (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:  972-893-4000
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             X    YES          NO
                            ----         ----


Shares of common stock outstanding at March 31, 1999:


                                               13,862,205

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             Page Number

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of March 31, 1999 and December 31, 1998           3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended March 31, 1999
                           and 1998                                             4

                           Condensed Consolidated Statements of
                           Cash Flows for the quarters ended March 31, 1999
                           and 1998                                             5

                           Notes to Condensed Consolidated Financial
                           Statements                                           6-10

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                           11-13


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                    14

         Item 2.           Changes in Securities                                15

         Item 3.           Defaults Upon Senior Securities                      15

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                              15

         Item 5.           Other Information                                    15

ITEM 1.    FINANCIAL STATEMENTS


           GLOBENET INTERNATIONAL I, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED)

                                                             MARCH 31,      DECEMBER 31,
                                                               1998            1998
                                                          -------------    -------------
ASSETS
Current assets:
    Cash                                                  $     473,155    $     382,409
    Accounts receivable                                         466,010          439,501
    Inventories                                               2,712,217        2,668,407
    Deferred tax asset                                          121,169          121,169
    Prepaids and other                                           45,527          138,201
                                                          -------------    -------------
        Total current assets                                  3,818,078        3,749,687

Property & equipment, net                                     1,398,338        1,275,508

Goodwill, net                                                 2,639,967        2,680,974

Other assets                                                    202,835          217,728
                                                          -------------    -------------
                                                          $   8,059,218    $   7,923,897
                                                          =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt                     $     548,300    $     494,145
    Notes payable                                                 8,719           51,589
    Accounts payable                                            417,463          852,888
    Accrued liabilities                                       2,088,963        1,667,944
    Payable - related parties                                   100,000          100,000

                                                          -------------    -------------
        Total current liabilities                             3,163,445        3,166,566

Long term debt, net of current portion                          364,555          510,782

Shareholders' equity:
    Common stock, $0.001 par value;
        50,000,000 shares authorized;
        13,862,205 and 13,862,205 shares
        issued and outstanding, respectively                     13,862           13,862
    Paid in capital                                          12,106,870       12,106,872
    Accumulated deficit                                      (7,584,820)      (7,868,733)
    Cumulative translation adjustment                            (4,694)          (5,452)
                                                          -------------    -------------
                                                              4,531,218        4,246,549
                                                          -------------    -------------
                                                          $   8,059,218    $   7,923,897
                                                          =============    =============


See notes to condensed consolidated financial statements.

           GLOBENET INTERNATIONAL I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)


                                                               For the Quarter Ended March 31,
                                                               -----------------------------
                                                                    1999           1998
                                                               -------------   -------------
Sales                                                          $   8,141,320   $   4,658,771

Cost of goods sold                                                 1,965,432       1,265,863

                                                               -------------   -------------
    Gross margin                                                   6,175,888       3,392,908

Operating expenses
    Distributor commissions                                        3,448,486       1,763,998
    Selling, general and administrative                            2,322,489       1,788,620
                                                               -------------   -------------
        Total operating expenses                                   5,770,975       3,552,618

                                                               -------------   -------------
Income (loss) before income taxes                                    404,913        (159,710)

    Provision for income taxes                                       121,000            --
                                                               -------------   -------------
Income (loss) from continuing operations                             283,913        (159,710)

(Loss) from discontinued operations                                     --           (46,158)
                                                               -------------   -------------
Net income (loss)                                              $     283,913   $    (205,868)
                                                               =============   =============


Income (loss) per share:

    Income (loss) from continuing operations per share         $        0.02   $       (0.01)
    Income (loss) from discontinued operations per share                --             (0.01)
                                                               -------------   -------------
    Net income (loss) per share                                $        0.02   $       (0.02)
                                                               =============   =============

    Weighted average common shares outstanding                    13,862,205      13,536,980
                                                               =============   =============









See notes to condensed consolidated financial statements.

           GLOBENET INTERNATIONAL I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)


                                                              For the Quarter Ended March 31,
                                                               ----------------------------

                                                                   1999            1998
                                                               ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                               283,913        (205,868)
    Add loss from discontinued operations                      $       --      $     46,158
                                                               ------------    ------------
    Income (loss) from continuing operations                        283,913        (159,710)
    Adjustment for non-cash items:
      Depreciation and amortization                                 108,054          80,400
      (Increase) decrease in accounts receivable                    (26,546)       (147,459)
      (Increase) decrease in inventory                              (45,410)         (3,742)
      (Increase) decrease in prepaids and other                      92,622          11,113
      (Increase) decrease in other assets                            14,894          24,401
      Increase (decrease) in accounts payable
        and accrued expenses                                        (12,879)        545,367
      Increase (decrease) in notes payable                          (42,870)        (47,307)
                                                               ------------    ------------
    Cash flows from continuing operations                           371,778         303,063
    Cash flows from discontinued operations                            --            18,837
                                                               ------------    ------------
Total cash provided by (used for) operating activities              371,778         321,900
                                                               ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                             (188,324)       (119,005)
    Investing activities of discontinued operations                    --           (18,837)
                                                               ------------    ------------
Total cash provided by (used for) investing activities             (188,324)       (137,842)
                                                               ------------    ------------

Cash flows from financing activities:
    Payments of long term debt and capital leases                   (92,446)        (20,946)
    Financing activities of discontinued operations                    --              --
                                                               ------------    ------------
Total cash provided by (used for) financing activities              (92,446)        (20,946)
                                                               ------------    ------------

Effect of exchange rate changes on cash flows                          (262)            122
                                                               ------------    ------------
Net increase (decrease) in cash                                      90,746         163,234

Cash, beginning of period                                           382,409          10,405
                                                               ------------    ------------
Cash, end of period                                            $    473,155    $    173,639
                                                               ============    ============




See notes to condensed consolidated financial statements.

                         GLOBENET INTERNATIONAL I, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying condensed consolidated financial statements were prepared by management without audit. These financial statements have not been examined by independent public accountants. Management believes that these financial statements present fairly, in all material respects, the information set forth therein. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

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

Effective April 1, 1997, Mighty Power merged with GlobeNet Inc. ("Globenet") (the "Merger"). In connection with the Merger, Mighty Power effected a one for seven reverse stock split (all share figures have been adjusted to reflect this reverse split). Mighty Power then issued 7,886,415 new shares to the shareholders of GlobeNet in exchange for 100% of the outstanding stock of GlobeNet. In addition, under the terms of the Merger agreement, certain shareholders of Mighty Power transferred an additional 2,541,427 shares of common stock to the GlobeNet shareholders. As a result, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of Mighty Power. In connection with these transactions, Mighty Power changed its name to GlobeNet International I, Inc. ("GNI").

The Merger, a purchase under Accounting Principles Board Opinion 16, has been accounted for as a reverse merger with GlobeNet being the acquirer. Therefore, GlobeNet's historical financial statements are now the Company's historical financial statements.

Concurrent with the Merger, an affiliate of Mighty Power, Great Xpectations Marketing, Inc.("GXI"), acquired all the assets and liabilities of two other affiliates of Mighty Power for $100,000 in notes payable. The Company then purchased all the outstanding common stock of GXI for an additional $100,000 note payable. These transactions were also accounted for as purchases.

OPERATIONS - The Company is engaged in the marketing of nutritional supplements and personal care products. The Company operates its business through the Royal BodyCare Division, which represents the separate business strategies and product lines of GlobeNet preceding the Merger described above. The operations conducted by Mighty Power and its affiliates prior to the Merger are presently conducted by GXI. As described in Note 3, in June 1998, the Company announced plans to spin off GXI to the Company's shareholders. As a result, the operations of GXI are classified in the accompanying financial statements as discontinued operations.

GlobeNet was incorporated in Texas in June 1995 by Clinton H. Howard, to serve as a holding company for certain companies affiliated with Mr. Howard. In July 1995, all of the outstanding capital stock of these affiliated companies was contributed to GlobeNet by Mr. Howard and his immediate family.

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

In 1995, the Company entered into separate agreements to license the exclusive rights to sell its products in Indonesia and Sweden through office/warehouse facilities owned and operated by third parties in the respective countries. Since 1995, the Company has entered into five similar arrangements with a third party licensees to market the Company's products internationally. Under these agreements distributors in these countries are compensated according to the same compensation plan as that is used for the Royal BodyCare Division independent distributors.

NOTE 3 - GXI SPIN-OFF:

In June 1998, the Company announced plans to spin off GXI to the Company's shareholders. The spin-off was accomplished through the issuance of one share of GXI for each two shares of the Company to shareholders of record of the Company as of June 5, 1998. For accounting purposes, this spin-off was effective at the close of business on June 30, 1998. The Company is in process of registering the GXI shares for trading with the SEC. The Company has classified the operations of GXI as discontinued operations in the accompanying financial statements.

NOTE 4 - EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share ("EPS") are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is not presented since it would be anti-dilutive or not represent a material change.

NOTE 5 - INVENTORIES:

Inventories consist of the following:

                                                     March 31, 1999           December 31, 1998
                                                     --------------           -----------------
Finished goods                                       $    1,481,389             $    1,577,022
Packaging materials and other                             1,230,828                  1,091,385
                                                     --------------             --------------
                                                     $    2,712,217             $    2,668,407
                                                     ==============             ==============

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                     March 31, 1999           December 31, 1998
                                                     --------------           -----------------
Furniture and fixtures                               $    1,938,079             $    1,789,503
Warehouse equipment                                         264,816                    236,950
Leasehold improvements                                      101,155                     87,181
                                                     --------------             --------------
                                                          2,304,050                  2,113,634
Less - accumulated depreciation                            (905,712)                  (838,126)
                                                     --------------             --------------
                                                     $    1,398,338             $    1,275,508
                                                     ==============             ==============

NOTE 7 - GOODWILL:

Goodwill was recorded in connection with the acquisition of Pure Life in 1992 and Light Force, Inc. ("Light Force") in June 1996 as follows:

                                                     March 31, 1999           December 31, 1998
                                                     --------------           -----------------
Pure Life                                            $      843,622             $      843,622
Light Force                                               2,378,727                  2,378,727
                                                     --------------             --------------
                                                          3,222,349                  3,222,349
Less - accumulated amortization                            (582,382)                  (541,375)
                                                     --------------             --------------
                                                     $    2,639,967             $    2,680,974
                                                     ==============             ==============



Goodwill is amortized over 20 years and is reviewed for impairment on an annual basis.

NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                     March 31, 1999           December 31, 1998
                                                     --------------           -----------------
Distributor commissions                              $    1,445,536             $     1,307,337
Sales and other taxes                                       338,826                     150,215
Interest                                                      7,640                      10,956
Other                                                       296,961                     199,436
                                                     --------------             ---------------
                                                     $    2,088,963             $     1,667,944
                                                     ==============             ===============

NOTE 9 - LONG TERM DEBT:

Long term debt consists of the following:

                                                     March 31, 1999           December 31, 1998
                                                     --------------           -----------------
Notes payable - banks                                $       58,328             $       69,356
Convertible notes payable                                   453,000                    508,000
Debentures                                                   25,000                     25,000
Capital leases                                              376,527                    402,571
                                                     --------------             --------------
                                                            912,855                  1,004,927
Less - current portion                                     (548,300)                  (494,145)
                                                     --------------             --------------
                                                     $      364,555             $      510,782
                                                     ===============            ==============


Included in notes payable-banks are three notes assumed in connection with the acquisition of Light Force in June 1996. These notes bear interest at prime plus 5% and are due in monthly payments aggregating $3,311 plus interest through November 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of a cash payment for commissions payable.

Included in notes payable-banks is a note made in January 1995 by RBC-Canada whereby it borrowed funds for a three-year term payable in monthly principal installments of $600, plus interest, with interest calculated at prime plus 1.5%. Proceeds of this borrowing were used to purchase leasehold improvements at RBC-Canada's office/warehouse facility in Vancouver, B.C.

In 1997, the Company sold convertible notes aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on a per share conversion price of $1.32. As of March 31, 1999, $247,000 of these notes had been converted into shares of the Company's common stock and $55,000 had been repaid.

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

NOTE 10 - SHAREHOLDERS' EQUITY:

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

In addition, the Company has granted, to employees and distributors, options to purchase an additional 1,430,400 shares of common stock at exercise prices ranging from $.812 to $2.40 through 2003. All options were issued at or above market price at the time of issuance.

NOTE 11 - INCOME TAXES:

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires the use of an asset and liability approach for the accounting and financial reporting of income taxes.

The Company files a consolidated tax return with its subsidiaries. Deferred income taxes are the result of net operating loss carry forwards expected to be fully utilized in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared with the Quarter Ended March 31, 1998

Sales for the quarter ended March 31, 1999 were $8,141,000 compared with same quarter sales in the prior year of $4,659,000, an increase of $3,482,000 or 75%. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U. S. This growth in the distributor base was mainly attributable to a successful direct mail campaign that centered on the Company's leading product, Microhydrin(R). Microhydrin(R) is an antioxidant product that was introduced by the Company in September 1997. It currently accounts for approximately 33% of the Company's sales.

Cost of goods sold for the quarter ended March 31, 1999 was $1,965,000 compared with same quarter cost of goods sold in the prior year of $1,266,000, an increase of $699,000 or 55%. As a percentage of sales, cost of goods sold was 24% in the first quarter of 1999 compared with 27% in the first quarter of 1998. The improvement in the percentage of cost of goods sold in 1998 was mainly attributable to the change in product sales mix. Microhydrin(R) has a lower cost of goods sold percentage than the average of the Company's other products. In addition, the Company realized some improvement in gross margin due to increased volumes.

Distributor commissions for the quarter ended March 31, 1999 were $3,448,000 compared with same quarter distributor commissions in the prior year of $1,764,000, an increase of $1,684,000 or 95%. As a percentage of sales, distributor commissions in the first quarter of 1999 were 42% compared with 38% in the first quarter of 1998. The increase in distributor commissions as a percentage of sales was primarily attributable to the change in product sales mix. A higher percentage of commission is paid on Microhydrin(R) than the average of the Company's other products. The increase in distributor commissions in 1998 was also due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan.

Selling, general and administrative expenses ("S,G&A") for the quarter ended March 31, 1999 were $2,322,000 compared with same quarter S,G&A in the prior year of $1,789,000, an increase of $533,000 or 30%. As percentage of sales, S,G&A in the first quarter of 1999 was 29% compared with 38% in the first quarter of 1998. The increase in G&A was due to increases in personnel and other expenses required to support the additional distributors who joined the Company during 1998 and related sales growth.

Income from continuing operations for the quarter ended March 31, 1999 was $284,000, or $.02 per share, compared with a same quarter loss from continuing operations in the prior year of $160,000, or $.01 per share. The Company incurred a loss from continuing operations in the first quarter of 1998 primarily due to the expenses incurred to attract new distributors and to promote sales of its products.

Discontinued operations represent the operations of GXI. The loss from discontinued operations for the quarter ended March 31, 1998 was $46,000, or $.01 per share. This loss was due to a decline in GXI sales that was attributable to a decline in GXI's distributor base.

Net income for the quarter ended March 31, 1999 was $284,000, or $.02 per share, compared with same quarter net loss in the prior year of $206,000, or $.02 per share. This improvement was due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company had a net increase in cash of $91,000. This increase in cash resulted primarily from net cash provided by operating activities of $372,000 that was partially offset by the net cash used by investing and financing activities of $188,000 and $92,000, respectively. The net cash used by investing activities represented purchases by the Company of property and equipment. These purchases were required to support the significant sales increase experienced by the Company. Cash used by financing activities represented payment of long term debt.

Consistent with industry practice, most of the Company's sales are paid at the time of order. Therefore, the Company's primary working capital need is to fund the increases in inventory necessary to support sales growth. Because the Company's sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for the Company to have products on hand when the distributors place their orders. During periods of sales growth, the Company must purchase the inventory in anticipation of sales, which creates the need for additional working capital.

The Company believes that it will be able to fund further moderate sales increases through its operations. Should sales growth increase beyond the Company's ability to finance its growth internally, the Company will again seek outside sources of capital including bank borrowings, other types of debt financing or an equity offering. There is no assurance, however, that the Company would be able to obtain any additional outside financing.

During 1999, the Company will require additional capital to fund its upgrade of the software used to manage its distributor network. This upgrade will provide the Company with increased capacity to manage the growth of its distributor network and enhance its capabilities to provide customer service and market its products to its distributors. The Company plans to finance the upgrade through cash flow from operations and existing credit lines. The Company has no plans or requirements for any other significant capital expenditures during the next twelve months.

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

The Company anticipates that risks related to its information and non-information systems will be mitigated by current efforts being made in conjunction with ongoing testing and review of its systems. However, the primary Y2K risk to the Company's operation is potential service disruption from third-party providers. These services include but are not limited to providers that supply telephone, electrical, banking, shipping and raw materials for the Company's manufacturing operations. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders. In the event of a temporary disruption in the supply of raw materials, the Company believes it currently maintains an adequate supply of finished goods and raw material inventories to sustain manufacturing and distribution of finished product until alternative sources become available. Although in the past, the Company has been able to locate alternative sources, there can be no assurance the Company will be successful in locating such sources in the future. The Company also believes that a temporary disruption of communication services would seriously impact the Company's ability to receive and process orders. Efforts are currently underway to verify Y2K compliance of the Company's major service providers.

Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Y2K issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations and require the Company to incur anticipated expenses to remedy any problems. The Company is currently evaluating what contingency plans, if any, may need to be made in the event the Company or third party providers with whom the Company does business experience Y2K problems.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Don Whigham and Whigham & Associates, Inc., plaintiffs vs. Clinton H. Howard, Royal BodyCare, Inc. and GlobeNet International, Inc., defendants, in the County Court at Law No. 3, Dallas County, Texas, Cause No. 97-08040-C. On August 28, 1997, plaintiffs, former distributors of Registrant's products, sued defendants asserting causes of action for, inter alia, breach of contract and fraud in connection with their dealings with Registrant as distributors. Plaintiffs have not specified the amount of actual damages, exemplary damages or other damages sought by them in this action. Defendants have filed an answer denying all the material allegations of the complaint and asserting counter-claims for breach of contract, negligence and tortuous interference with business relations. The parties are currently engaged in discovery. This case is not currently set for trial.

         Naterra International, Inc., plaintiff, vs. Royal BodyCare, Inc., defendant, in the 68th Judicial District Court of Dallas County, Texas, Cause No. 98-5504. On July 17, 1998 Plaintiff, a former manufacturer of RBC products, sued RBC-US and Arlington Laboratories asserting causes of action for breach of contract and suit on sworn account without specifying the amount of damages sought. Defendants have answered denying all of the material allegations by Plaintiff, and RBC-US has asserted affirmative defenses, as well as filing a counterclaim against Plaintiff for breach of contract, negligence and breach of warranties. The parties are currently engaged in discovery, and no trial date has been set.

         Royal BodyCare, Inc., Plaintiff, vs. Royal BodyCare Japan, Defendant, in the 193rd District Court, Dallas County, Texas, Cause No. 99-02016. On March 24, 1999, RBC-US filed suit against Royal BodyCare Japan, a former licensee of the RBC line of products in Japan, asserting causes of action for breach of contract and suit on sworn account.

         Royal BodyCare Japan, Dudley A. Olsen and Duane Engholm, Plaintiffs, vs. Royal BodyCare, Inc. and Clinton Howard, Defendants, U. S. District Court for the Northern District of Texas, Dallas Division, Cause No. 3:99-CV-0686. On March 29, 1999, Plaintiffs filed an action in federal court against RBC-US and Mr. Howard based upon essentially the same issues asserted by RBC-US against RBC Japan in state court case. Plaintiffs in this federal case alleged causes of action for breach of contract, fraud, misrepresentation and violations of the Texas Deceptive Trade Practices Act and seek actual and compensatory damages of $2,868,000 and punitive damages of $10,000,000. RBC-US and Mr. Howard will seek to have this federal case held in abeyance while the prior state case involving the same facts and issues proceeds to trial.

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


                                      Globenet International I, Inc.
                                      ------------------------------
                                      Registrant



                                      By:    /s/ Clinton H. Howard
                                         ----------------------------
                                      Its: President





DATE:     May 14, 1999
          Irving, Texas

                               INDEX TO EXHIBITS

     EXHIBIT
     NO.                 DESCRIPTION
     -------             -----------
       27                Financial Data Schedule