Form 10-Q
period 1999-06-30
GLOBENET INTERNATIONAL I INC
filed 1999-08-16
CIK 830052

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended: June 30, 1999

Commission file number: 33-20323


                         GlobeNet International I, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              75-2224643
(State of Incorporation)                                  (IRS Employer ID No.)

                      2301 Crown Court, Irving, Texas 75038
               (Address of principal executive offices) (Zip code)

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


Shares of common stock outstanding at June 30, 1999:

                                   13,862,205

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         Page Number
         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 as of June 30, 1999 and December 31, 1998                    3

                 Condensed Consolidated Statements of
                 Operations for the quarters ended June 30, 1999
                 and 1998                                                     4

                 Condensed Consolidated Statements of
                 Operations for the six months ended June 30,
                 1999 and 1998                                                5

                 Condensed Consolidated Statements of
                 Cash Flows for the six months ended June 30, 1999
                 and 1998                                                     6

                 Notes to Condensed Consolidated Financial
                 Statements                                                  7-11

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                 12-16


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                          16-17

         Item 2. Changes in Securities                                       17

         Item 3. Defaults Upon Senior Securities                             17

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                                     17

         Item 5. Other Information                                           17

ITEM 1.    FINANCIAL STATEMENTS


           GLOBENET INTERNATIONAL I, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED)

                                                         JUNE 30,        DECEMBER 31,
                                                           1999              1998
                                                       ------------      ------------
ASSETS
Current assets:
    Cash                                               $  1,151,576      $    382,409
    Accounts receivable                                     456,003           439,501
    Inventories                                           2,792,200         2,668,407
    Deferred tax asset                                      121,169           121,169
    Prepaids and other                                      149,105           138,201
                                                       ------------      ------------
        Total current assets                              4,670,053         3,749,687

Property & equipment, net                                 1,709,753         1,275,508

Goodwill, net                                             2,598,959         2,680,974

Other assets                                                209,263           217,728
                                                       ------------      ------------
                                                       $  9,188,028      $  7,923,897
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt                  $    446,569      $    494,145
    Notes payable                                             8,557            51,589
    Accounts payable                                        936,567           852,888
    Accrued liabilities                                   2,523,049         1,667,944
    Payable - related parties                               100,000           100,000
                                                       ------------      ------------
        Total current liabilities                         4,014,742         3,166,566

Long term debt, net of current portion                      395,281           510,782

Shareholders' equity:
    Common stock, $0.001 par value;
        50,000,000 shares authorized;
        13,862,205 and 13,862,205 shares
        issued and outstanding, respectively                 13,862            13,862
    Paid in capital                                      12,106,870        12,106,872
    Accumulated deficit                                  (7,345,957)       (7,868,733)
    Cumulative translation adjustment                         3,230            (5,452)
                                                       ------------      ------------
                                                          4,778,005         4,246,549
                                                       ------------      ------------
                                                       $  9,188,028      $  7,923,897
                                                       ============      ============


See notes to condensed consolidated financial statements.

           GLOBENET INTERNATIONAL I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)

                                                             For the Quarter Ended June 30,
                                                             -----------------------------
                                                                 1999             1998
                                                             ------------     ------------
Sales                                                        $  8,450,346     $  6,641,100

Cost of goods sold                                              2,010,554        1,680,736
                                                             ------------     ------------
    Gross margin                                                6,439,792        4,960,364

Operating expenses
    Distributor commissions                                     3,523,851        2,647,254
    Selling, general and administrative                         2,576,078        2,152,325
                                                             ------------     ------------
        Total operating expenses                                6,099,929        4,799,579
                                                             ------------     ------------
Income (loss) before income taxes                                 339,863          160,785

    Provision for income taxes                                    101,000             --
                                                             ------------     ------------
Income (loss) from continuing operations                          238,863          160,785

(Loss) from discontinued operations                                  --           (103,125)
                                                             ------------     ------------
Net income (loss)                                            $    238,863     $     57,660
                                                             ============     ============
Income (loss) per share:

    Income (loss) from continuing operations per share       $       0.02     $       0.01
    Income (loss) from discontinued operations per share             --              (0.01)
                                                             ------------     ------------
    Net income (loss) per share                              $       0.02     $       --
                                                             ============     ============
    Weighted average common shares outstanding                 13,862,205       13,593,397
                                                             ============     ============


See notes to condensed consolidated financial statements.

           GLOBENET INTERNATIONAL I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)

                                                            For the Six Months Ended June 30,
                                                            ---------------------------------
                                                                 1999             1998
                                                             ------------     ------------
Sales                                                        $ 16,591,666     $ 11,299,871

Cost of goods sold                                              3,975,986        2,946,599
                                                             ------------     ------------
    Gross margin                                               12,615,680        8,353,272

Operating expenses
    Distributor commissions                                     6,972,337        4,411,252
    Selling, general and administrative                         4,898,567        3,940,945
                                                             ------------     ------------
        Total operating expenses                               11,870,904        8,352,197
                                                             ------------     ------------
Income (loss) before income taxes                                 744,776            1,075

    Provision for income taxes                                    222,000             --
                                                             ------------     ------------
Income (loss) from continuing operations                          522,776            1,075

(Loss) from discontinued operations                                  --           (149,283)
                                                             ------------     ------------
Net income (loss)                                            $    522,776     $   (148,208)
                                                             ============     ============
Income (loss) per share:

    Income (loss) from continuing operations per share       $       0.04     $       --
    Income (loss) from discontinued operations per share             --              (0.01)
                                                             ------------     ------------
    Net income (loss) per share                              $       0.04     $      (0.01)
                                                             ============     ============
    Weighted average common shares outstanding                 13,862,205       13,565,188
                                                             ============     ============


See notes to condensed consolidated financial statements.

           GLOBENET INTERNATIONAL I, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)

                                                          For the Six Months Ended June 30,
                                                          ---------------------------------
                                                               1999              1998
                                                           ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                           522,776          (148,208)
    Add loss from discontinued operations                  $       --        $    149,283
                                                           ------------      ------------
    Income (loss) from continuing operations                    522,776             1,075
    Adjustment for non-cash items:
      Depreciation and amortization                             217,797           164,800
      (Increase) decrease in accounts receivable                (16,135)         (189,010)
      (Increase) decrease in inventory                          (95,020)         (603,174)
      (Increase) decrease in prepaids and other                  (8,649)          (83,585)
      (Increase) decrease in other assets                         8,466           (52,386)
      Increase (decrease) in accounts payable
        and accrued expenses                                    877,642         1,503,037
      Increase (decrease) in notes payable                         --             (47,307)
                                                           ------------      ------------
    Cash flows from continuing operations                     1,506,877           693,450
    Cash flows from discontinued operations                        --            (312,518)
                                                           ------------      ------------
Total cash provided by (used for) operating activities        1,506,877           380,932
                                                           ------------      ------------
Cash flows from investing activities:
    Purchase of property and equipment                         (417,780)         (171,889)
    Investing activities of discontinued operations                --              38,584
                                                           ------------      ------------
Total cash provided by (used for) investing activities         (417,780)         (133,305)
                                                           ------------      ------------
Cash flows from financing activities:
    Proceeds from private placement                                --             237,500
    Payments of long term debt and capital leases              (314,020)          (41,188)
                                                           ------------      ------------
Total cash provided by (used for) financing activities         (314,020)          196,312
                                                           ------------      ------------

Effect of exchange rate changes on cash flows                    (5,910)              814
                                                           ------------      ------------
Net increase (decrease) in cash                                 769,167           444,753

Cash, beginning of period                                       382,409            10,405
                                                           ------------      ------------
Cash, end of period                                        $  1,151,576      $    455,158
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

NOTE 5 - INVENTORIES:

Inventories consist of the following:

                                                       June 30, 1999   December 31, 1998
                                                       -------------   -----------------
Finished goods                                         $  1,518,886      $  1,577,022
Packaging materials and other                             1,273,314         1,091,385
                                                       ------------      ------------
                                                       $  2,792,200      $  2,668,407
                                                       ============      ============

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                       June 30, 1999   December 31, 1998
                                                       -------------   -----------------
Furniture and fixtures                                 $  2,313,978      $  1,789,503
Warehouse equipment                                         267,926           236,950
Leasehold improvements                                      102,837            87,181
                                                       ------------      ------------
                                                          2,684,741         2,113,634
Less - accumulated depreciation                            (974,988)         (838,126)
                                                       ------------      ------------
                                                       $  1,709,753      $  1,275,508
                                                       ============      ============

NOTE 7 - GOODWILL:

Goodwill was recorded in connection with the acquisition of Pure Life in 1992 and Light Force, Inc. ("Light Force") in June 1996 as follows:

                                                       June 30, 1999   December 31, 1998
                                                       -------------   ----------------
Pure Life                                              $    843,622      $    843,622
Light Force                                               2,378,727         2,378,727
                                                       ------------      ------------
                                                          3,222,349         3,222,349
Less - accumulated amortization                            (623,390)         (541,375)
                                                       ------------      ------------
                                                       $  2,598,959      $  2,680,974
                                                       ============      ============

Goodwill is amortized over 20 years and is reviewed for impairment on an annual basis.

NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                       June 30, 1999   December 31, 1998
                                                       -------------   -----------------
Distributor commissions                                $  1,638,111      $  1,307,337
Sales and other taxes                                       476,303           150,215
Salaries                                                    235,387           118,287
Interest                                                      9,794            10,956
Other                                                       163,454            81,149
                                                       ------------      ------------
                                                       $  2,523,049      $  1,667,944
                                                       ============      ============

NOTE 9 - LONG TERM DEBT:

Long term debt consists of the following:

                                                       June 30, 1999   December 31, 1998
                                                       -------------   -----------------
Notes payable - banks                                  $     81,214      $     69,356
Convertible notes payable                                   274,000           508,000
Debentures                                                   25,000            25,000
Capital leases                                              461,636           402,571
                                                       ------------      ------------
                                                            841,850         1,004,927
Less - current portion                                     (446,569)         (494,145)
                                                       ------------      ------------
                                                       $    395,281      $    510,782
                                                       ============      ============

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

In 1997, the Company sold convertible notes aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on a per share conversion price of $1.32. As of June 30, 1999, $247,000 of these notes had been converted into shares of the Company's common stock and $234,000 had been repaid. The maturity dates for notes aggregating $249,000 were extended one year from the original maturity under the same terms as the original notes.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared with the Quarter Ended June 30, 1998

Sales for the quarter ended June 30, 1999 were $8,450,000 compared with same quarter sales in the prior year of $6,641,000, an increase of $1,809,000 or 27%. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U. S. This growth in the distributor base was mainly attributable to a successful direct mail campaign conducted mainly during the fourth quarter of 1997 and the first two quarters of 1998 that centered on the Company's leading product, Microhydrin(R). Microhydrin(R) is an antioxidant product that was introduced by the Company in September 1997. It currently accounts for approximately 33% of the Company's sales.

Cost of goods sold for the quarter ended June 30, 1999 was $2,011,000 compared with same quarter cost of goods sold in the prior year of $1,681,000, an increase of $330,000 or 20%. As a percentage of sales, cost of goods sold was 24% in the second quarter of 1999 compared with 25% in the second quarter of 1998. The improvement in the percentage of cost of goods sold was mainly attributable to the change in product sales mix. Microhydrin(R) has a lower cost of goods sold percentage than the average of the Company's other products. In addition, the Company realized some improvement in gross margin due to increased volumes.

Distributor commissions for the quarter ended June 30, 1999 were $3,524,000 compared with same quarter distributor commissions in the prior year of $2,647,000, an increase of $877,000 or 33%. As a percentage of sales, distributor commissions in the second quarter of 1999 were 42% compared with 40% in the second quarter of 1998. The increase in distributor commissions as a percentage of sales was primarily attributable to the change in product sales mix. A higher percentage of commission is paid on Microhydrin(R) than the average of the Company's other products. The increase in distributor commissions in 1998 was also due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan.

Selling, general and administrative expenses ("S,G&A") for the quarter ended June 30, 1999 were $2,576,000 compared with same quarter S,G&A in the prior year of $2,152,000, an increase of $424,000 or 20%. As percentage of sales, S,G&A in the second quarter of 1999 was 30% compared with 32% in the second quarter of 1998. The increase in G&A was due to increases in personnel and other expenses required to support the additional distributors who have joined the Company and related sales growth.

Income from continuing operations for the quarter ended June 30, 1999 was $239,000, or $.02 per share, compared with a same quarter income from continuing operations in the prior year of $161,000, or $.01 per share. The Company recorded a provision for income taxes of $101,000 in the quarter ended June 30, 1999 since its net operating loss carry forwards are expected to be fully utilized during 1999.

Discontinued operations represent the operations of GXI. The loss from discontinued operations for the quarter ended June 30, 1998 was $103,000, or $.01 per share. This loss was due to a decline in GXI sales that was attributable to a decline in GXI's distributor base.

Net income for the quarter ended June 30, 1999 was $239,000, or $.02 per share, compared with same quarter net income in the prior year of $58,000, or $.00 per share. This improvement was due to the factors described above.

Six Months Ended June 30, 1999 Compared with the Six Months Ended June 30, 1998

Sales for the six months ended June 30, 1999 were $16,592,000 compared with same period sales in the prior year of $11,300,000, an increase of $5,292,000 or 47%. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U. S. This growth in the distributor base was mainly attributable to a successful direct mail campaign conducted mainly during the fourth quarter of 1997 and the first two quarters of 1998 that centered on the Company's leading product, Microhydrin(R). Microhydrin(R) is an antioxidant product that was introduced by the Company in September 1997. It currently accounts for approximately 33% of the Company's sales.

Cost of goods sold for the six months ended June 30, 1999 was $3,976,000 compared with same period cost of goods sold in the prior year of $2,947,000, an increase of $1,029,000 or 35%. As a percentage of sales, cost of goods sold was 24% in the first six months of 1999 compared with 26% in the first six months of 1998. The improvement in the percentage of cost of goods sold was mainly attributable to the change in product sales mix. Microhydrin(R) has a lower cost of goods sold percentage than the average of the Company's other products. In addition, the Company realized some improvement in gross margin due to increased volumes.

Distributor commissions for the six months ended June 30, 1999 were $6,972,000 compared with same period distributor commissions in the prior year of $4,411,000, an increase of $2,561,000 or 58%. As a percentage of sales, distributor commissions in the first six months of 1999 were 42% compared with 39% in the first six months of 1998. The increase in distributor commissions as a percentage of sales was primarily attributable to the change in product sales mix. A higher percentage of commission is paid on Microhydrin(R) than the average of the Company's other products. The increase in distributor commissions in 1998 was also due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan.

Selling, general and administrative expenses ("S,G&A") for the six months ended June 30, 1999 were $4,899,000 compared with same period S,G&A in the prior year of $3,941,000, an increase of $958,000 or 24%. As percentage of sales, S,G&A in the first six months of 1999 was 30% compared with 35% in the first six months of 1998. The increase in G&A was due to increases in personnel and other expenses required to support the additional distributors who have joined the Company and related sales growth.

Income from continuing operations for the six months ended June 30, 1999 was $523,000, or $.04 per share, compared with a same period income from continuing operations in the prior year of $1,000, or $.00 per share. The Company recorded a provision for income taxes of $222,000 in the six months ended June 30, 1999 since its net operating loss carry forwards are expected to be fully utilized during 1999.

Discontinued operations represent the operations of GXI. The loss from discontinued operations for the six months ended June 30, 1998 was $149,000, or $.01 per share. This loss was due to a decline in GXI sales that was attributable to a decline in GXI's distributor base.

Net income for the six months ended June 30, 1999 was $523,000, or $.04 per share, compared with same period net loss in the prior year of $148,000, or $.01 per share. This improvement was due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999, the Company had a net increase in cash of $769,000. This increase in cash resulted primarily from net cash provided by operating activities of $1,507,000 that was partially offset by the net cash used by investing and financing activities of $418,000 and $314,000, respectively. The net cash used by investing activities represented purchases by the Company of property and equipment. These purchases were related primarily to the upgrade of the software used to manage its distributor network. This upgrade will provide the Company with increased capacity to manage the growth of its distributor network and enhance its capabilities to provide customer service and market its products to its distributors. Cash used by financing activities represented payment of long term debt, principally the repayment of convertible notes as described in Note 9 to the Condensed Consolidated Financial Statements.

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

The Company believes that it will be able to fund further moderate sales increases through its operations. Should sales growth increase beyond the Company's ability to finance its growth internally, the Company will again seek outside sources of capital including bank borrowings, other types of debt financing or an equity offering. There is no assurance, however, that the Company would be able to obtain any additional outside financing. The Company presently has available to it $400,000 in credit lines of which less than $10,000 was utilized as of June 30, 1999.

During the last half of 1999, the Company will require additional capital to complete the upgrade of the software used to manage its distributor network described above. The Company plans to finance the remainder of this upgrade through cash flow from operations and existing credit lines. The Company has no plans or requirements for any other significant capital expenditures during the next twelve months.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.

         Don Whigham and Whigham & Associates, Inc., plaintiffs vs. Clinton H. Howard, Royal BodyCare, Inc. and GlobeNet International, Inc., defendants, in the County Court at Law No. 3, Dallas County, Texas, Cause No. 97-08040-C. On August 28, 1997, plaintiffs, former distributors of Registrant's products, sued defendants asserting causes of action for, inter alia, breach of contract and fraud in connection with their dealings with Registrant as distributors. Plaintiffs have not specified the amount of actual damages, exemplary damages or other damages sought by them in this action. Defendants have filed an answer denying all the material allegations of the complaint and asserting counter-claims for breach of contract, negligence and tortuous interference with business relations. The parties are currently engaged in discovery. The trial is currently set to begin in October 1999.

         Naterra International, Inc., plaintiff, vs. Royal BodyCare, Inc., defendant, in the 68th Judicial District Court of Dallas County, Texas, Cause No. 98-5504. On July 17, 1998 Plaintiff, a former manufacturer of RBC products, sued RBC-US and Arlington Laboratories asserting causes of action for breach of contract and suit on sworn account without specifying the amount of damages sought. Defendants have answered denying all of the material allegations by Plaintiff, and RBC-US has asserted affirmative defenses, as well as filing a counterclaim against Plaintiff for breach of contract, negligence and breach of warranties. The parties are currently engaged in discovery. The trial date is currently set for December 7, 1999.

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

         None

Item 3.    Defaults Upon Senior Securities.

         None

Item 4.    Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on July 24, 1999. At this meeting, certain matters were submitted to a vote of shareholders. The results of shareholder voting were as follows:

         a. The following persons were elected to serve as directors until the 2000 Annual Meeting of Shareholders:

                                Clinton H. Howard
                                Andrew V. Howard
                                Steven E. Brown
                                Frank E. Franasiak

         b. The shareholders approved a proposal to change the name of the Company from GlobeNet International I, Inc. to Royal BodyCare International, Inc. As of the date of this report, the name change had not been completed.

         c. The shareholders approved the appointment of Swalm, Thomas & Associates, P. L. L. C. as the Company's independent public accountants.

Item 5.    Other Information.

         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Globenet International I, Inc.
                                            Registrant



                                            By:  /s/ Clinton H. Howard
                                                 -------------------------------
                                            Its: President


DATE:  August 13, 1999
       Irving, Texas

                               INDEX TO EXHIBITS

EXHIBIT
  NO.              DESCRIPTION
-------            -----------
  27               Financial Data Schedule