Form 10-Q
period 1999-09-30
ROYAL BODYCARE INC/NV
filed 1999-11-15
CIK 830052

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:     September 30, 1999

Commission file number:    33-20323


                              Royal BodyCare, Inc.
                    (formerly GlobeNet International I, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                               75-2224643
 ------------------------                                ---------------------
 (State of Incorporation)                                (IRS Employer ID No.)

             2301 Crown Court, Irving, Texas             75038
        ----------------------------------------       ----------
        (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code:     972-893-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                X   YES       NO
                              -----     -----


Shares of common stock outstanding at September 30, 1999:

                                          13,862,205

                                TABLE OF CONTENTS



                                                                                 Page Number
PART I - FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets
                     as of September 30, 1999 and December 31, 1998                    3

                     Condensed Consolidated Statements of
                     Operations for the quarters ended September 30,
                     1999 and 1998                                                     4

                     Condensed Consolidated Statements of
                     Operations for the nine months ended September 30,
                     1999 and 1998                                                     5

                     Condensed Consolidated Statements of
                     Cash Flows for the nine months ended September 30,
                     1999 and 1998                                                     6

                     Notes to Condensed Consolidated Financial
                     Statements                                                       7-11

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                                      12-16


PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings                                                17

         Item 2.     Changes in Securities                                            17

         Item 3.     Defaults Upon Senior Securities                                  17

         Item 4.     Submission of Matters to a Vote of Security
                     Holders                                                          17

         Item 5.     Other Information                                                18

ITEM 1.    FINANCIAL STATEMENTS


           ROYAL BODYCARE, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED)

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1999              1998
                                                 -------------     ------------
ASSETS
Current assets:
    Cash                                         $    351,751      $    382,409
    Accounts receivable                               593,253           439,501
    Inventories                                     3,060,939         2,668,407
    Deferred tax asset                                121,169           121,169
    Prepaids and other                                147,735           138,201
                                                 ------------      ------------
        Total current assets                        4,274,847         3,749,687

Property & equipment, net                           1,911,410         1,275,508

Goodwill, net                                       2,557,952         2,680,974

Other assets                                          254,470           217,728
                                                 ------------      ------------
                                                 $  8,998,679      $  7,923,897
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt            $    467,658      $    494,145
    Notes payable                                       8,294            51,589
    Accounts payable                                1,094,218           852,888
    Accrued liabilities                             2,206,454         1,667,944
    Payable - related parties                         100,000           100,000
                                                 ------------      ------------
        Total current liabilities                   3,876,624         3,166,566

Long term debt, net of current portion                357,984           510,782

Shareholders' equity:
    Common stock, $0.001 par value;
        50,000,000 shares authorized;
        13,862,205 and 13,862,205 shares
        issued and outstanding, respectively           13,862            13,862
    Paid in capital                                12,106,870        12,106,872
    Accumulated deficit                            (7,363,651)       (7,868,733)
    Cumulative translation adjustment                   6,990            (5,452)
                                                 ------------      ------------
                                                    4,764,071         4,246,549
                                                 ------------      ------------
                                                 $  8,998,679      $  7,923,897
                                                 ============      ============


See notes to condensed consolidated financial statements.

           ROYAL BODYCARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)


                                                                  For the Quarter Ended September 30,
                                                                  -----------------------------------
                                                                      1999                   1998
                                                                  ------------           ------------
Sales                                                             $  8,374,371           $  7,769,623

Cost of goods sold                                                   2,086,879              1,992,221
                                                                  ------------           ------------
    Gross margin                                                     6,287,492              5,777,402

Operating expenses
    Distributor commissions                                          3,437,912              3,224,915
    Selling, general and administrative                              2,874,274              2,307,757
                                                                  ------------           ------------
        Total operating expenses                                     6,312,186              5,532,672
                                                                  ------------           ------------
Income (loss) before income taxes                                      (24,694)               244,730
    Provision (benefit) for income taxes                                (7,000)                    --
                                                                  ------------           ------------
Income (loss) from continuing operations                               (17,694)               244,730
(Loss) from discontinued operations                                         --                     --
                                                                  ------------           ------------
Net income (loss)                                                 $    (17,694)          $    244,730
                                                                  ============           ============

Income (loss) per share:
    Income (loss) from continuing operations per share            $         --           $       0.02
    Income (loss) from discontinued operations per share                    --                     --
                                                                  ------------           ------------
    Net income (loss) per share                                   $         --           $       0.02
                                                                  ============           ============
    Weighted average common shares outstanding                      13,862,205             13,806,580
                                                                  ============           ============


See notes to condensed consolidated financial statements.

           ROYAL BODYCARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)


                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------

                                                                      1999                  1998
                                                                  ------------          ------------
Sales                                                             $ 24,966,037          $ 19,069,494
Cost of goods sold                                                   6,062,865             4,938,820
                                                                  ------------          ------------
    Gross margin                                                    18,903,172            14,130,674
Operating expenses
    Distributor commissions                                         10,410,249             7,636,167
    Selling, general and administrative                              7,772,841             6,248,702
                                                                  ------------          ------------
        Total operating expenses                                    18,183,090            13,884,869
                                                                  ------------          ------------
Income (loss) before income taxes                                      720,082               245,805
    Provision for income taxes                                         215,000                    --
                                                                  ------------          ------------
Income (loss) from continuing operations                               505,082               245,805
(Loss) from discontinued operations                                         --              (149,283)
                                                                  ------------          ------------
Net income (loss)                                                 $    505,082          $     96,522
                                                                  ============          ============


Income (loss) per share:

    Income (loss) from continuing operations per share            $       0.04          $       0.02
    Income (loss) from discontinued operations per share                    --                 (0.01)
                                                                  ------------          ------------
    Net income (loss) per share                                   $       0.04          $       0.01
                                                                  ============          ============
    Weighted average common shares outstanding                      13,862,205            13,565,188
                                                                  ============          ============


See notes to condensed consolidated financial statements.

           ROYAL BODYCARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)


                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------

                                                                     1999                     1998
                                                                --------------           --------------
Cash flows from operating activities:
    Net income (loss)                                                  505,082                   96,522
    Add loss from discontinued operations                       $           --           $      149,283
                                                                --------------           --------------
    Income (loss) from continuing operations                           505,082                  245,805
    Adjustment for non-cash items:
      Depreciation and amortization                                    335,545                  252,477
      (Increase) decrease in accounts receivable                      (153,408)                (243,449)
      (Increase) decrease in inventory                                (364,244)                (905,348)
      (Increase) decrease in prepaids and other                        113,539                  (96,793)
      (Increase) decrease in other assets                              (36,741)                  71,815
      Increase (decrease) in accounts payable
        and accrued expenses                                           600,536                1,398,307
      Increase (decrease) in notes payable                                  --                  (47,307)
                                                                --------------           --------------
    Cash flows from continuing operations                            1,000,309                  675,507
    Cash flows from discontinued operations                                 --                 (312,518)
                                                                --------------           --------------
Total cash provided by (used for) operating activities               1,000,309                  362,989
                                                                --------------           --------------
Cash flows from investing activities:
    Purchase of property and equipment                                (668,550)                (312,533)
    Investing activities of discontinued operations                         --                   39,034
                                                                --------------           --------------
Total cash provided by (used for) investing activities                (668,550)                (273,499)
                                                                --------------           --------------
Cash flows from financing activities:
    Proceeds from private placement                                         --                  389,475
    Payments of long term debt and capital leases                     (355,182)                 (59,961)
                                                                --------------           --------------
Total cash provided by (used for) financing activities                (355,182)                 329,514
                                                                --------------           --------------
Effect of exchange rate changes on cash flows                           (7,235)                    (483)
                                                                --------------           --------------
Net increase (decrease) in cash                                        (30,658)                 418,521
Cash, beginning of period                                              382,409                   10,405
                                                                --------------           --------------
Cash, end of period                                             $      351,751           $      428,926
                                                                ==============           ==============




See notes to condensed consolidated financial statements.

                              ROYAL BODYCARE, INC.

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

NOTE 2 - CHANGE OF NAME:

In October 1999, the Company changed its name from GlobeNet International I, Inc. to Royal BodyCare, Inc. In conjunction with the name change, the Company also redomesticated to the State of Nevada.

NOTE 3 -BUSINESS HISTORY:

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

Effective April 1, 1997, Mighty Power merged with GlobeNet Inc. ("Globenet") (the "Merger"). In connection with the Merger, Mighty Power effected a one for seven reverse stock split (all share figures have been adjusted to reflect this reverse split). Mighty Power then issued 7,886,415 new shares to the shareholders of GlobeNet in exchange for 100% of the outstanding stock of GlobeNet. In addition, under the terms of the Merger agreement, certain shareholders of Mighty Power transferred an additional 2,541,427 shares of common stock to the GlobeNet shareholders. As a result, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of Mighty Power. In connection with these transactions, Mighty Power changed its name to GlobeNet International I, Inc. ("GNI"). As described above, the Company changed its name to Royal BodyCare, Inc. ("RBC") in October 1999.

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

OPERATIONS - The Company is engaged in the marketing of nutritional supplements and personal care products. The Company operates its business through the Royal BodyCare Division, which represents the separate business strategies and product lines of GlobeNet preceding the Merger described above. The operations conducted by Mighty Power and its affiliates prior to the Merger are presently conducted by GXI. As described in Note 4, in June 1998, the Company announced plans to spin off GXI to the Company's shareholders. As a result, the operations of GXI are classified in the accompanying financial statements as discontinued operations.

GlobeNet was incorporated in Texas in June 1995 by Clinton H. Howard, to serve as a holding company for certain companies affiliated with Mr. Howard. In July 1995, all of the outstanding capital stock of these affiliated companies was contributed to GlobeNet by Mr. Howard and his immediate family.

RBC's principle U.S. marketing operations are conducted through Royal BodyCare USA, Inc. ("RBC-US"), formed by Mr. Howard in 1991. In 1992 Mr. Howard formed Royal BodyCare, Inc. (Canada) ("RBC-Canada") to market products in Canada through a network of independent distributors. RBC-Canada owns all of the outstanding stock of Pure Life International Products, Inc. ("Pure Life") which it purchased in 1992. Pure Life has been in business since 1982.

In 1995, the Company entered into separate agreements to license the exclusive rights to sell its products in Indonesia and Sweden through office/warehouse facilities owned and operated by third parties in the respective countries. Since 1995, the Company has entered into seven similar arrangements with a third party licensees to market the Company's products internationally. Under these agreements distributors in these countries are compensated according to the same compensation plan as that is used for the Royal BodyCare Division independent distributors.

NOTE 4 - GXI SPIN-OFF:

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

NOTE 5 - EARNINGS (LOSS) PER SHARE:

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

NOTE 6 - INVENTORIES:

Inventories consist of the following:

                                                     September 30, 1999        December 31, 1998
                                                     ------------------        -----------------
Finished goods                                       $        1,688,262        $       1,577,022
Packaging materials and other                                 1,372,677                1,091,385
                                                     ------------------        -----------------
                                                     $        3,060,939        $       2,668,407
                                                     ==================        =================


NOTE 7 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                      September 30, 1999      December 31, 1998
                                      ------------------      -----------------
Furniture and fixtures                $        2,592,527      $       1,789,503
Warehouse equipment                              268,315                236,950
Leasehold improvements                           102,837                 87,181
                                      ------------------      -----------------
                                               2,963,679              2,113,634
Less - accumulated depreciation               (1,052,269)              (838,126)
                                      ------------------      -----------------
                                      $        1,911,410      $       1,275,508
                                      ==================      =================

NOTE 8 - GOODWILL:

Goodwill was recorded in connection with the acquisition of Pure Life in 1992 and Light Force, Inc. ("Light Force") in June 1996 as follows:

                                  September 30, 1999  December 31, 1998
                                  ------------------  -----------------
Pure Life                         $          843,622  $         843,622
Light Force                                2,378,727          2,378,727
                                  ------------------  -----------------
                                           3,222,349          3,222,349
Less - accumulated amortization             (664,397)          (541,375)
                                  ------------------  -----------------
                                  $        2,557,952  $       2,680,974
                                  ==================  =================



Goodwill is amortized over 20 years and is reviewed for impairment on an annual basis.

NOTE 9 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                          September 30, 1999  December 31, 1998
                          ------------------  -----------------
Distributor commissions   $        1,378,773  $       1,307,337
Sales and other taxes                464,275            150,215
Salaries                             204,929            118,287
Interest                               9,090             10,956
Other                                149,387             81,149
                          ------------------  -----------------
                          $        2,206,454  $       1,667,944
                          ==================  =================


NOTE 10 - LONG TERM DEBT:

Long term debt consists of the following:

                              September 30, 1999      December 31, 1998
                              ------------------      -----------------
Notes payable - banks         $           66,031      $          69,356
Convertible notes payable                274,000                508,000
Debentures                                25,000                 25,000
Capital leases                           460,611                402,571
                              ------------------      -----------------
                                         825,642              1,004,927
Less - current portion                  (467,658)              (494,145)
                              ------------------      -----------------
                              $          357,984      $         510,782
                              ==================      =================

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

In 1997, the Company sold convertible notes aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on a per share conversion price of $1.32. As of September 30, 1999, $247,000 of these notes had been converted into shares of the Company's common stock and $234,000 had been repaid. The maturity dates for notes aggregating $249,000 were extended one year from the original maturity under the same terms as the original notes.

In 1994, RBC-US sold a $25,000 debenture, the proceeds of which were used for working capital. The principal portion of this debenture is due upon maturity in 2002. Interest on the debenture is payable monthly at a rate of 15%.

Certain purchases of telephone, computer and other equipment by RBC-US have been financed through capital leases. Such leases have terms ending in 2003 and have various interest rates approximating 15%.

NOTE 11 - SHAREHOLDERS' EQUITY:

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

NOTE 12 - INCOME TAXES:

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

NOTE 13 - SUBSEQUENT EVENT:

During October 1999, the Company entered into an agreement with a former distributor to settle certain litigation that existed between the parties. Under terms of this settlement the Company agreed to make payments to the former distributor aggregating approximately $480,000. The charge for this settlement will be recorded in the fourth quarter of 1999.

In conjunction with this litigation, the Company has asserted a claim against the attorneys that it initially engaged to represent it in this matter, alleging certain acts of negligence. No benefit related to this claim has been recorded in the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared with the Quarter Ended September 30, 1998

Sales for the quarter ended September 30, 1999 were $8,374,000 compared with same quarter sales in the prior year of $7,770,000, an increase of $604,000 or 8%. The increase in sales was mainly the result of growth in RBC's independent distributor base in international markets. Sales of RBC-Canada increased $332,000 or 34%, as a result of growth in the distributor base in eastern Canada. Sales in other international markets increased $167,000 or 127% mainly as a result of sales related to new markets including Russia, Australia and Austria.

Cost of goods sold for the quarter ended September 30, 1999 was $2,087,000 compared with same quarter cost of goods sold in the prior year of $1,992,000, an increase of $95,000 or 5%. As a percentage of sales, cost of goods sold improved slightly to 25% in the third quarter of 1999 from 26% in the third quarter of 1998.

Distributor commissions for the quarter ended September 30, 1999 were $3,438,000 compared with same quarter distributor commissions in the prior year of $3,225,000, an increase of $213,000 or 7%. As a percentage of sales, distributor commissions in the third quarter of 1999 improved slightly to 41% compared with 42% in the third quarter of 1998.

Selling, general and administrative expenses ("S,G&A") for the quarter ended September 30, 1999 were $2,874,000 compared with same quarter S,G&A in the prior year of $2,308,000, an increase of $566,000 or 25%. As percentage of sales, S,G&A in the third quarter of 1999 was 34% compared with 30% in the third quarter of 1998. Several factors contributed to this increase. The Company incurred increased personnel and facilities costs related to growth in the Company's distributor base experienced during the past year. The Company also incurred increased costs related to its international distributor conference held in July 1999 and increased legal expenses in connection with litigation to which the Company is a party.

The net loss for the quarter ended September 30, 1999 was $18,000, or $.00 per share, compared with a same quarter net income in the prior year of $245,000, or $.02 per share. The Company recorded a benefit for income taxes of $7,000 in the quarter ended September 30, 1999 related to the loss. The third quarter loss was due to increased S,G&A expenses described above. The Company is currently evaluating ways to reduce S,G&A in future periods.

Nine Months Ended September 30, 1999 Compared with the Nine Months Ended September 30, 1998

Sales for the nine months ended September 30, 1999 were $24,966,000 compared with same period sales in the prior year of $19,069,000, an increase of $5,897,000 or 31%. The increase in RBC sales was mainly the result of growth in RBC's independent distributor base in the U.S. This growth in the distributor base was mainly attributable to a successful direct mail campaign conducted mainly during the fourth quarter of 1997 and the first two quarters of

1998 that centered on the Company's leading product, Microhydrin(R). Microhydrin(R) is an antioxidant product that was introduced by the Company in September 1997. It currently accounts for approximately 33% of the Company's sales.

Cost of goods sold for the nine months ended September 30, 1999 was $6,063,000 compared with same period cost of goods sold in the prior year of $4,939,000, an increase of $1,124,000 or 23%. As a percentage of sales, cost of goods sold was 24% in the first nine months of 1999 compared with 26% in the first nine months of 1998. The improvement in the percentage of cost of goods sold was mainly attributable to the change in product sales mix. Microhydrin(R) has a lower cost of goods sold percentage than the average of the Company's other products. In addition, the Company realized some improvement in gross margin due to increased volumes.

Distributor commissions for the nine months ended September 30, 1999 were $10,410,000 compared with same period distributor commissions in the prior year of $7,636,000, an increase of $2,774,000 or 36%. As a percentage of sales, distributor commissions in the first nine months of 1999 were 42% compared with 40% in the first nine months of 1998. The increase in distributor commissions as a percentage of sales was primarily attributable to the change in product sales mix. A higher percentage of commission is paid on Microhydrin(R) than the average of the Company's other products. The increase in distributor commissions in 1998 was also due to an increase in the percentage of the Company's distributors who qualified to receive maximum commission percentages under the distributor compensation plan.

Selling, general and administrative expenses ("S,G&A") for the nine months ended September 30, 1999 were $7,773,000 compared with same period S,G&A in the prior year of $6,249,000, an increase of $1,524,000 or 24%. As percentage of sales, S,G&A in the first nine months of 1999 was 31% compared with 33% in the first nine months of 1998. The increase in G&A was primarily due to increases in personnel and other expenses required to support the additional distributors who have joined the Company and related sales growth. Also contributing to the increase were increased legal expenses during 1999.

Income from continuing operations for the nine months ended September 30, 1999 was $505,000, or $.04 per share, compared with a same period income from continuing operations in the prior year of $246,000, or $.02 per share. The Company recorded a provision for income taxes of $215,000 in the nine months ended September 30, 1999 since its net operating loss carry forwards are expected to be fully utilized during 1999.

Discontinued operations represent the operations of GXI. The loss from discontinued operations for the period ended September 30, 1998 was $149,000, or $.01 per share. This represents the operating activities of GXI from January 1998 through the effective date of the spin off which was the close of business on June 30, 1998. This loss was attributable to a decline in GXI's distributor base.

Net income for the nine months ended September 30, 1999 was $505,000, or $.04 per share, compared with same period net income in the prior year of $97,000, or $.01 per share. This improvement was due to the factors described above.

During October 1999, the Company entered into an agreement with a former distributor to settle certain litigation that existed between the parties. Under terms of this settlement the Company agreed to make payments to the former distributor aggregating approximately $480,000. The charge for this settlement will be recorded in the fourth quarter of 1999.

In conjunction with this litigation, the Company has asserted a claim against the attorneys that it initially engaged to represent it in this matter, alleging certain acts of negligence. No benefit related to this claim has been recorded in the Company's financial statements.

Other than as described above, there have been no economic events or changes that have materially effected the sales or operating results of the Company and the Company is not aware of any economic trends or uncertainties that would have a material impact on future sales or operating results. The Company believes that it has purchased its products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to the Company's customers. In addition, the Company does not believe at this time that inflation will have a material impact on its operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999, the Company had a net decrease in cash of $31,000. This decrease in cash resulted primarily from net cash provided by operating activities of $1,000,000 that was offset by the net cash used by investing and financing activities of $669,000 and $355,000, respectively. The net cash used by investing activities represented purchases by the Company of property and equipment. These purchases were related primarily to the upgrade of the software used to manage its distributor network. This upgrade will provide the Company with increased capacity to manage the growth of its distributor network and enhance its capabilities to provide customer service and market its products to its distributors. Cash used by financing activities represented payment of long term debt, principally the repayment of convertible notes as described in Note 10 to the Condensed Consolidated Financial Statements.

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

The Company believes that it will be able to fund further moderate sales increases through its operations. Should sales growth increase beyond the Company's ability to finance its growth internally, the Company will again seek outside sources of capital including bank borrowings, other types of debt financing or an equity offering. There is no assurance, however, that the Company would be able to obtain any additional outside financing. The Company presently has available to it $400,000 in credit lines of which less than $10,000 was utilized as of September 30, 1999.

During the quarter of 1999, the Company will require additional capital to complete the upgrade of the software used to manage its distributor network described above. The Company plans to finance the remainder of this upgrade through cash flow from operations and existing credit lines. The Company has no plans or requirements for any other significant capital expenditures during the next twelve months.

The litigation settlement agreement described above provides for payment of the settlement amount over a period of 4-1/2 years. The Company expects that its present cash resources plus cash flow from future operations will be adequate to fund these payments as they become due.

Other than those factors already described, the Company is not aware of any trends or uncertainties that would significantly effect its liquidity or capital resources in the future.

YEAR 2000

In an effort to ensure the Company's information systems as well as all other systems are Year 2000 ("Y2K") compliant, the Company is actively engaged in assessing and correcting any potential problems. During 1998, the Company formed a committee to review all systems and correct any potential problems. After a review of all internal systems, the Company has determined that all significant systems are currently Y2K compliant.

The Company anticipates that risks related to its information and non-information systems will be mitigated by current efforts being made in conjunction with ongoing testing and review of its systems. However, the primary Y2K risk to the Company's operation is potential service disruption from third-party providers. These services include but are not limited to providers that supply telephone, electrical, banking, shipping and raw materials for the Company's manufacturing operations. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders. In the event of a temporary disruption in the supply of raw materials, the Company believes it currently maintains an adequate supply of finished goods and raw material inventories to sustain manufacturing and distribution of finished product until alternative sources become available. Although in the past, the Company has been able to locate alternative sources, there can be no assurance the Company will be successful in locating such sources in the future. The Company also believes that a temporary disruption of communication services would seriously impact the Company's ability to receive and process orders. The Company has obtained representations from it major service providers and vendors that are or will by Y2K compliant before the end of 1999.

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

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.

         Don Whigham and Whigham & Associates, Inc., plaintiffs vs. Clinton H. Howard, Royal BodyCare, Inc. and GlobeNet International, Inc., defendants, in the County Court at Law No. 3, Dallas County, Texas, Cause No. 97-08040-C. In October 1999, the parties agreed to settle this litigation as described in Note 13 to the financial statements included elsewhere in this report.

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

         Royal BodyCare, Inc., Plaintiff, vs. Royal BodyCare Japan, Defendant, in the 193rd District Court, Dallas County, Texas, Cause No. 99-02016. On March 24, 1999, RBC-US filed suit against Royal BodyCare Japan, a former licensee of the RBC line of products in Japan, asserting causes of action for breach of contract and suit on sworn account. On July 23, 1999, this suit was consolidated with the suit filed in federal court described below.

         Royal BodyCare Japan, Dudley A. Olsen and Duane Engholm, Plaintiffs, vs. Royal BodyCare, Inc. and Clinton Howard, Defendants, U. S. District Court for the Northern District of Texas, Dallas Division, Cause No. 3:99-CV-0686. On March 29, 1999, Plaintiffs filed an action in federal court against RBC-US and Mr. Howard based upon essentially the same issues asserted by RBC-US against RBC Japan in state court case. Plaintiffs in this federal case alleged causes of action for breach of contract, fraud, misrepresentation and violations of the Texas the Texas Deceptive Trade Practices Act and seek actual and compensatory damages of $2,868,000 and punitive damages of $10,000,000.

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


                              Royal BodyCare, Inc.
                              ------------------------
                              Registrant



                              By: /s/ Clinton H. Howard
                                 ------------------------------
                              Its: President





DATE:    November 15, 1999
         Irving, Texas

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    27                   Financial Data Schedule