Form 10-K405
period 1999-12-31
ROYAL BODYCARE INC/NV
filed 2000-04-26
CIK 830052

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K

    (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 33-20323

                                -----------------

                              ROYAL BODYCARE, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                        91-2015186
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                      identification no.)

              2301 CROWN COURT
               IRVING, TEXAS                          75038
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: 972-893-4000

                                -----------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X  NO    .
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         On February 29, 2000, the closing price at which Registrant's common stock sold was $.88 per share. At such date, 6,308,298 shares of Registrant's Common Stock were held by non-affiliates. Based upon the price at such date, the aggregate market value of Registrant's voting stock held by non-affiliates on that date was $5,551,302 (6,308,298 shares time $.88 per share).

         As of February 29, 2000, 13,916,294 shares of the registrant's Common Stock were outstanding.


================================================================================

                           FORWARD LOOKING STATEMENTS

         The statements, other than statements of historical facts included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statement. Factors that could cause or contribute to such differences include, but are not limited to:

o    general economic conditions

o    general market acceptance of our products and distribution methods

o    introduction of competitive products

o    pricing of competitive products

o regulatory actions effecting the market of our products and distribution methods

o reduction in demand for our products or the rate at which new distributors are recruited to join us

o the discontinuance or reduction of the production of Flanagan Microclusters(R) and Nanocolloidal Hydride, essential ingredients in certain of our products and which are produced at a single manufacturing facility

                              ROYAL BODYCARE, INC.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS



                                                                                                                 PAGE
                                                                                                                 ----

PART I   .........................................................................................................1
         Item 1.           Business...............................................................................1
         Item 2.           Properties.............................................................................6
         Item 3.           Legal Proceedings......................................................................6
         Item 4.           Submission of Matters to a Vote of Securities Holders..................................7

PART II  .........................................................................................................8
         Item 5.           Market for the Company's Common Equity and Related Stockholder Matters.................8
         Item 6.           Selected Financial Data................................................................8
         Item 7.           Managements Discussion and Analysis of Financial Condition and Results of
                           Operations.............................................................................9
         Item 7A.          Quantitative and Qualitative Disclosure about Market Risk.............................12
         Item 8.           Financial Statements and Supplemental Data............................................12
         Item 9.           Changes in and Disagreements with Accounts on Financial Disclosure....................12

PART III ........................................................................................................13
         Item 10.                   Directors and Executive Officers ............................................13
         Item 11.                   Executive Compensation.......................................................15
         Item 12.          Security Ownership and Certain Beneficial Owners and Management.......................15
         Item 13.                   Certain Relationships and Related Transactions...............................17

PART IV  ........................................................................................................18
         Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................18

SIGNATURES.......................................................................................................20

                                     PART I

ITEM 1. BUSINESS

GENERAL/HISTORY

         We are a Nevada corporation engaged in marketing the following products through a worldwide network of independent distributors:

        o    herbal formulas               o   fitness and weight management
                                               programs
        o    vitamins
                                           o   hair and skin products
        o    minerals
                                           o   environmentally-friendly
        o    antioxidants                      household cleaners


         Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972- 893-4111 and by e-mail at webmaster@royalbodycare.org. Our Chief Executive Officer is Clinton
H. Howard and our Chief Financial Officer is Steven E. Brown, and both of them can be reached at our principal offices.

         In October 1999, we changed our name from GlobeNet International I, Inc. to Royal BodyCare, Inc. In conjunction with the name change, we also redomesticated to the State of Nevada.

         Our history, and that of our predecessors, is as follows: In February 1988, the Jason Ray Corporation was organized under Delaware law for the purpose of combining with other businesses. In April 1988, the Jason Ray Corporation filed an initial public offering registration statement on Form S-1 with the Securities and Exchange Commission. The Jason Ray Corporation changed its name to Seven Oaks Farms, Ltd. on July 1, 1988. From May 1991 until October 1995, Seven Oaks Farms was a dormant entity, conducting no business activities. Effective November 1, 1995, Seven Oaks Farms merged with Mighty Power, Inc., a privately held Oklahoma corporation. The merger, a purchase under Accounting Principles Board Opinion 16, was accounted for as a reverse merger with Seven Oaks Farms being the survivor but Mighty Power being treated as the acquirer. Seven Oaks Farms then changed its name to Mighty Power USA, Inc. Mighty Power USA, Inc. merged with GlobeNet Inc. in 1997.

         GlobeNet Inc. was incorporated in June 1995, to serve as a holding company for affiliated corporations owned or controlled by Clinton Howard. In July, 1995, Mr. Howard and members of his immediate family contributed the stock of these affiliated corporations to GlobeNet in exchange for shares of its stock. The affiliated corporations acquired by GlobeNet in this manner were Royal BodyCare, Inc., a Texas corporation, Royal BodyCare, Inc., a Canadian corporation, Royal BodyCare S.A. de C.V., a Mexican corporation, Arlington Laboratories, Inc., a Texas corporation, and KaloVita, Inc., a Delaware corporation.

         Mr. Howard formed Royal BodyCare, Inc., a Texas corporation, in 1991 to market a line of aloe vera based personal care products and an aloe drink in the United States through a multi-level network of independent distributors. Its product line was expanded in 1992 to also include nutritional supplements.

         Mr. Howard formed Royal BodyCare, Inc., a Canadian corporation, in 1992 to market through a network of independent distributors in Canada the same line of products being marketed domestically by the Texas-incorporated Royal BodyCare, Inc. Shortly after its formation, the Canadian-incorporated Royal BodyCare acquired Pure Life International Products Inc., then a 12-year old company which distributed its Pure Life brand of nutritional products in Canada. After this acquisition, the Pure Life line of products was introduced into the domestic market through the Texas-incorporated Royal BodyCare, Inc.

         Both the Texas and Canadian-incorporated Royal BodyCare companies are part of our on-going operations that we conduct. Their product lines, distributor networks and sales are continuing to increase. The other three affiliated corporations acquired by GlobeNet, however, have discontinued operations. Royal BodyCare S.A. de C.V., which was formed in 1993 to market through a network of independent distributors in Mexico a limited number of our nutritional, skin care and personal care products, discontinued operations in 1995, when it could not reach a break-even operating level. KaloVita, Inc., which was a direct marketing company with a product line and a 25,000-member distributor network similar to ours, was acquired by Mr. Howard in 1994 from Dr.
M. G. Robertson for nominal consideration at a time when KaloVita was in extremely poor financial condition having never shown a profit and having exhausted its working capital. Efforts to streamline their operations by closing its Virginia facility and moving it to Dallas, Texas were not successful due to aggressive action by its creditors, and KaloVita, Inc. was forced into filing for protection under Chapter 11 of the Bankruptcy Code in November of 1994. A liquidating plan was approved by the bankruptcy court in 1996 and the case was closed in 1998, with KaloVita being dissolved. We have absorbed and merged into us the quality control testing and laboratory operations formerly performed by Arlington Lab. Arlington Lab discontinued operations in 1995.

         Light Force, Inc., a non-affiliated California corporation, was acquired by GlobeNet in June, 1996. Light Force distributed a line of nutritional supplements featuring Flanagan Microclusters(R) and with spirulina as the main ingredient. The Light Force distributor network was merged into GlobeNet's distributor network. GlobeNet entered into an exclusive world-wide license agreement to make Flanagan Microclusters(R) its leading line of products and to promote such products and others made available to GlobeNet by Dr. Patrick Flanagan.

         Effective April 1, 1997, Mighty Power USA, Inc., now at this time a corporation whose stock was publicly traded on the NASDAQ Bulletin Board, merged with GlobeNet. In connection with the merger, Mighty Power USA effected a one-for-seven reverse stock split. All share figures in this report have been adjusted to reflect this reverse split. Mighty Power USA then issued 7,886,415 new shares to the shareholders of GlobeNet in exchange for 100% of the outstanding stock of GlobeNet. In addition, under the terms of the merger agreement, certain shareholders of Mighty Power USA transferred an additional 2,541,427 shares of common stock to the GlobeNet shareholders. As a result, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of Mighty Power USA. In connection with these transactions, Mighty Power USA changed its name to GlobeNet International I, Inc. The merger, a purchase under Accounting Principles Board Opinion 16, has been accounted for as a reverse merger with GlobeNet being the acquirer. Therefore, GlobeNet's historical financial statements are now our historical financial statements.

         Concurrent with the merger of Mighty Power USA and GlobeNet, an affiliate of Mighty Power USA, Great Xpectations Marketing, Inc., acquired all the assets and liabilities of two other affiliates of Mighty Power USA for $100,000 in notes payable. Great Xpectations is a direct marketer of nutritional supplements, automobile and household products and services. We then purchased all the outstanding common stock of Great Xpectations for an additional $100,000 note payable. These transactions were also accounted for as a purchase. In June, 1998, we announced our intention to spin off Great Xpectations to our shareholders. Great Xpectations was unable to adequately execute its business plan and does not currently have any meaningful assets. As a result, we have decided to discontinue the planned spin-off of Great Xpectations. Our 1998 financial statements were prepared as if the spinoff of Great Xpectations had been completed on June 30, 1998. We have now restated our 1998 financial statements to reflect our decision to discontinue the spin-off and discontinue Great Xpectations' operations.

         As mentioned above, in October 1999, we changed our name from GlobeNet International I, Inc. to Royal BodyCare, Inc. In conjunction with the name change, we also redomesticated to the State of Nevada.

PLANT AND EQUIPMENT

         Our line of products that we market are purchased from unaffiliated manufacturers and suppliers according to our specifications. The production of these products can be obtained from a number of sources at competitive prices, but some of the ingredients, most notably Flanagan Microclusters(R), including the silica hydride form, are subject to license agreements specifying the source and price for such ingredients. Accordingly, we do not have or need any plant or manufacturing facilities, machinery or equipment. Other than normal office furniture and computer equipment, the only other property or equipment that we own or use is laboratory equipment owned and maintained for internal quality control testing of our products and distribution of our products to our independent distributors.

EMPLOYEES

         We currently have 138 employees, of whom 7 are executive officers or management employees, 15 are department heads, 24 are warehouse employees, 53 are in customer service or order entry, 6 are in financial or accounting and the remaining are clerical or administrative. We do not foresee any significant increase being necessary for our workforce in 2000. None of our employees are represented by labor unions, and we have not experienced work stoppages or other labor strife with our employees.

DISTRIBUTOR NETWORK

         Our two Royal BodyCare companies had approximately 132,000 independent distributors at December 31, 1999, of whom approximately 112,000 are located in the United States and 20,000 are located in Canada. We recruit people who can effectively explain our line of products, demonstrate their uses and applications and effectively utilize our direct marketing techniques to sell our products and sponsor other distributors. This type of direct marketing strategy is commonly referred to as multi-level or network marketing. We compensate our distributors through a "Stair Step" program consistent with other industry recognized compensation programs. Under this compensation program we pay sales commissions and cash rebates to our distributors. These commissions and cash rebates are based on the amount of purchases by the distributor and his/her sales group. Distributor compensation is paid monthly. Except for sales meetings and certain promotional activities that we sponsor, our distributors are responsible for all expenses incurred by them in their sales programs.

         We use the Internet to support our marketing efforts and enhance communication with our distributors. Presently though our web site distributors can obtain information about us and our products, and other current information such as new product announcements and descriptions of product specials and other sales promotions. Also through our web site, we provide our distributors the ability to enroll new distributors and to place orders. To help our distributors better manage their businesses, we are currently testing an interface that will allow our distributors to obtain information related to their sales groups directly from our database through the Internet.

OVERSEAS DISTRIBUTORS

         We have entered into exclusive license agreements with seven overseas licensee groups for marketing the our line of products in the following nations:

        o  Japan                       o Finland          o  Thailand
        o  The Republic of Indonesia   o Iceland          o  Australia
        o  Sweden                      o Switzerland      o  New Zealand
        o  Norway                      o Austria          o  South Korea
        o  Denmark

         Pursuant to these agreements these overseas licensees, which are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories through office/warehouse facilities. The independent distributors in these territories are compensated upon the same compensation plan as that used by us for our distributors in the United States and Canada.


PRODUCTS

         We currently market a line of over 200 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. All of our products are marketed under our Royal BodyCare trade name. We procure these products from unaffiliated manufacturers and suppliers and have them made or processed according to our specifications or formulas. Our line of products features several proprietary ingredients including Flanagan Microclusters(R), a mineral catalyst that increases absorption of nutritional supplements, and Nanocolloidal Mineral Hydride, a nutritional form of hydrogen that is an antioxidant and has other beneficial properties. Because these ingredients are proprietary to Dr. Patrick Flanagan it is unlikely that we would be able to find an alternative supplier of these ingredients. Our product line also features spirulina as a main ingredient in nutritional supplements and aloe vera as a main ingredient in our skin and personal care products. We maintain quality control of our products by our in-house laboratory facilities and operations.

INDUSTRY/COMPETITORS

         We are in a highly competitive industry both domestically and internationally. We compete against companies that sell heavily advertised products through retail stores as well as other network marketing companies. Many of our competitors are significantly larger than we are and have far greater financial resources. We compete with other network marketing companies close to our size such as Envion, Reliv International and Nutrition for Life. We also compete with much larger companies such as Amway, Nu Skin and Herbalife. At a consumer level, we compete with large health food chains such as GNC, small independently-owned health food stores, as well as drug stores, department stores and supermarkets that sell nutritional supplements and personal care products.

         We offer a wide selection of products with a reputation for high quality. Our leading products incorporate proprietary ingredients or have unique formulations such that they are not available though other outlets. We believe that our products possess features and provide benefits that are desired by consumers looking for natural health products. We place a high degree of emphasis on new product development to insure our product line remains current with developing trends in our industry and new scientific evidence. We generally do not attempt to compete based on price, although price is a consideration. Prices are justified through product quality and benefits and, to the extent possible, the proprietary ingredients and unique formulations.

CAPITAL STOCK

         We have authorized 50 million shares of common stock. As of February 29, 2000, we had issued and outstanding 13,916,294 shares of common stock.

REPORTS TO SECURITY HOLDERS

         We are subject to the continuous disclosure requirements of the Securities and Exchange Commission because we have had previous offerings registered pursuant to Section 15(d) of the Securities Act of 1933, as amended. Due to the fact that we are a Section 15(d) company, we are not required to distribute an annual report to our shareholders. However, all of our filings with the Securities and Exchange Commission are available on-line for all shareholders to access. In addition, we distribute quarterly news releases to our shareholders as well as a year-end news release that includes operating results from our audited financial statements.

INVENTORY REQUIREMENTS, BACKLOGS

         Our independent distributors do not maintain large inventories of our products. They depend on us to maintain our inventory at a level that will allow us to fill their orders and the orders of their customers as they are placed. We generally ship orders within 48 hours after we receive them so there is no significant backlog of orders.

RESEARCH AND DEVELOPMENT

         We have contracted with scientists at universities, medical colleges, and private research organizations to conduct a series of studies over the past few years to evaluate the safety and functions of our dietary supplements, primarily Microhydrin(R). Prior to acquiring Light Force in 1996, Light Force contracted for more than one million dollars in research studies conducted at Harvard Medical school on the product Phycotene(R).

TRADEMARKS, PATENTS OR OTHER INTELLECTUAL PROPERTY

         We own trademarks on the name Royal BodyCare(R) and the names of certain key products such as Microhydrin(R). Through an agreement with Dr. Patrick Flanagan, we have exclusive marketing rights to Flanagan Microclusters(R), a mineral catalyst that increases absorption of nutritional supplements, and Nanocolloidal Mineral Hydride, a nutritional form of hydrogen with antioxidant and other beneficial properties. These substances are produced through proprietary technology developed and owned by its inventor, Dr. Patrick Flanagan. Nanocolloidal Mineral Hydride is the principal ingredient in our leading product, Microhydrin(R).

GOVERNMENTAL REGULATIONS

         One or more of the following agencies regulates the formulation, labeling and advertising of our products: the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission and various agencies of the states and foreign countries into which our products are shipped or sold. In addition, our distribution and sales program is, like that of other companies operating in interstate commerce, subject to the jurisdiction of the Federal Trade Commission and a number of other federal agencies. Various state agencies regulate our multi-level distribution activities.

ITEM 2. PROPERTIES

         We do not own any real properties. We rent an office-warehouse building of approximately 119,000 square feet at an increasing annual rental of $328,000 for the first year and $417,000 for the last year under a 10-year lease expiring 2008. We also lease distribution facilities in Vancouver, British Columbia and Toronto, Ontario for our sales operations in Canada at an aggregate annual rental of $112,000.

ITEM 3. LEGAL PROCEEDINGS

         We, as a corporation, nor any of our officers or directors are parties to any material legal proceedings or litigation other than as set forth below:

NO. DV98-5504-C; NATERRA INTERNATIONAL, INC., v. ROYAL BODYCARE, INC., and ARLINGTON LABORATORIES, INC.

         On July 17, 1998, Plaintiff, a former manufacturer of Royal BodyCare products, sued us and Arlington Laboratories asserting causes of action for breach of contract and suit on sworn account. Although the amount of damages claimed were unspecified, discovery revealed that Plaintiff was attempting to effectively set aside a sale of equipment that they claimed was defective, which equipment at one time had been used by us in our manufacturing process. Total damages claimed, together with attorney's fees, exceeded $150,000.00. The parties attended a court ordered mediation in late 1999, which mediation resulted in a settlement of all claims. Under the terms of the settlement, we agreed to pay Plaintiff the sum of $90,000.00 and take the referenced equipment back. We were thus able to recoup at least the salvage value of the equipment or, to the extent any of it remained useful, to resell without warranty. By Order dated January 3, 2000, all claims in the lawsuit were dismissed with prejudice to their refiling.

NO. 97-08040-C; DON WHIGHAM and WHIGHAM & ASSOCIATES, INC. v. CLINTON H. HOWARD, ROYAL BODYCARE, INC. and INTERNATIONAL, INC.

         On August 28, 1997, Plaintiffs, former distributors of our products, sued Defendants asserting causes of action for, among other things, breach of contract and fraud in connection with a special marketing arrangement with us as network marketing experts and distributors. Defendants filed an answer denying all the material allegations of Plaintiffs' petition and asserting counter-claims for breach of contract, negligence and tortious interference with business relations. In October 1999, the parties agreed to settle this litigation. By Order dated November 8, 1999, all matters in controversy were resolved by an Order of Dismissal with Prejudice, of all claims and counterclaims. In the settlement, we agreed to pay the sum of $300,000.00 in quarterly installments beginning October 29, 1999 and ending April 26, 2000. In addition, we agreed to the payment of $5,000.00 per month for 48 months beginning May 26, 2000. The amount in controversy asserted by Plaintiff in the case exceeded $3 million. We have made the first two quarterly installments.

NO. 3:99-CV-0686; ROYAL BODYCARE JAPAN, DUDLEY A. OLSEN AND DUANE ENGHOLM v. ROYAL BODYCARE, INC. and CLINTON HOWARD

         On December 14, 1999, the parties reached an agreement in principal to settle all claims and controversies. Under the terms of the settlement, we agreed to pay the sum of $10,000.00 and to reinstate a particular distributor plan for company distributors and related parties who performed sales services on our behalf in Japan. That settlement has not been consummated, as the Plaintiffs in that case have now discharged their attorneys. The case has been administratively closed by the Court and it is uncertain whether the Court will permit a reopening of the case or whether it will simply be considered to be effectively dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On August 18, 1999, in accordance with the Delaware General Corporation Law, by a consent of a majority of the stockholders of Globnet International I, Inc., our predecessor company, we approved the redomestication of our company from Delaware to Nevada and the change of our name.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the Nasdaq over-the-counter Bulletin Board published by the National Quotation Bureau, Inc. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years as adjusted for the 1 for 7 reverse stock split in April, 1997:


QUARTER
 ENDED           3/31/98           6/30/98         9/30/98         12/31/98
-------          -------           -------         -------         --------

HIGH               1.672             4.125          1.875            1.1875
LOW                 .562              .625            .75             .75


QUARTER
 ENDED           3/31/99           6/30/99          9/30/99          12/31/99
-------          -------           -------          -------          --------

HIGH               2.375             1.625          1.34375          1.03125
LOW                 .875              .9375          .75              .6875

         As of March 5, 2000 there were approximately 436 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         During the last year we have sold our securities in offerings which have not been registered for sale with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or any state securities commissioner as set forth below.

         These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. During the second quarter of 1999, two of our distributors advanced us a total of $40,000 under short-term note agreements. In the fourth quarter of 1999, these distributors exchanged these notes for 53,332 shares of our common stock.

         These convertible notes, and the shares of our common stock issued upon conversion of these notes, are subject to certain restrictions upon the sale or transfer thereof which are denoted prominently upon the certificates of these securities as required by the applicable federal and state securities laws. We have further instructed our transfer agent to not transfer these securities in the absence of registration or satisfactory evidence that the transfer would be in compliance with the applicable securities laws pertaining thereto. Exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by us under Section 4(2) of the Federal Securities Act of 1933 as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

ITEM 6. SELECTED FINANCIAL DATA

         The financial data included in the table shown below has been selected by us and has been derived from the financial statements for the periods indicated. The consolidated balance sheets as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1999, 1998 and 1997 have been examined by Swalm, Thomas & Associates, PLLC, formerly Osborn, Swalm, Thomas & Associates, PLLC.


                                                       YEARS ENDED DECEMBER 31
                                ----------------------------------------------------------------------------
                                     1999            1998            1997            1996            1995
                                ------------    ------------    ------------    ------------    ------------

STATEMENT OF OPERATIONS DATA:
Total Revenue                   $ 34,194,445    $ 27,188,800    $ 12,843,287    $  8,638,875    $  6,082,728
Income (loss) from
  continuing operations              130,697         511,270        (614,578)        (25,441)       (805,477)
Net Income (Loss)                    268,273         (33,587)       (686,881)        (25,447)       (905,477)


BALANCE SHEET DATA:
Cash and cash equivalents            208,225         382,409          10,405          94,630          74,703
Working Capital (Deficit)            (16,364)        454,954         763,722        (149,181)       (331,066)
Total Assets                       9,000,396       8,207,633       5,608,426       3,967,493       2,470,673
Long Term Debt                     1,256,786       1,004,927         803,561         367,571         339,953
Shareholders' Equity               4,388,052       4,061,602       3,583,543       1,984,081         226,234



ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES; MATERIAL CHANGES IN FINANCIAL CONDITION

         During the year ended December 31, 1999, we had a net decrease in cash of $174,000. This decrease in cash resulted from net cash used by investing activities that was not fully offset by net cash provided by operating activities and financing activities. The net cash provided by financing activities came mainly from borrowing proceeds of $168,000 and our sale of 53,332 shares of unregistered common stock that provided cash of $40,000. The net cash used by investing activities was primarily related to the purchase of computer software and related hardware. During 1999 we began the development of a computer system that would provide us with an upgraded software platform. Our new software platform was designed to support continued growth in our distributor base and enhance our Internet capabilities. We began using portions of the new computer system in January 2000.

         Consistent with industry practice, most of our sales are paid at the time of order. Therefore, our primary working capital need is to fund increases in inventory required to support sales growth. Since our sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for us to have products on hand when the distributors place their orders. During periods of sales growth we must purchase inventory in anticipation of sales, thereby creating the need for additional working capital. Inventory increased $236,000 during 1999 due to our growth.

         We believe that we will be able to fund further moderate sales increases through our operations. Should sales growth increase beyond our ability to finance our growth internally, we will again seek outside sources of capital including bank borrowings, other types of debt financing, or an equity offering. There is no assurance, however, that we would be able to obtain any additional outside financing.

         During 2000, we will require additional capital to complete the upgrade of the software used to manage our distributor network. We plan to finance the completion of these upgrades through cash flow from operations and existing credit lines. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

         Other than those factors already described, we are not aware of any trends or uncertainties that would significantly effect our liquidity or capital resources in the future.

RESULTS OF OPERATIONS - 1999 COMPARED WITH 1998

         Our sales for the year ended December 31, 1999 were $34,194,000 compared with sales for the prior year of $27,189,000, an increase of $7,005,000 or 26%. In 1999, sales increased in all of our markets. Sales in the United States, Canada and other international markets increased $5,080,000, $1,365,000 and $560,000, respectively. The sales increase in the United States resulted from the rapid growth in the United States distributor base that began in late 1997 and continued into the third quarter of 1998. Since the third quarter of 1998, the United States distributor base has grown but at a much lower rate. The increase in Canadian sales was primarily related to increased sales in Eastern Canada. Prior to 1999, our sales were heavily concentrated in Western Canada. However, during the second quarter of 1999, we attracted a distributor group in Eastern Canada that continues to grow rapidly. The increase in sales in our other international markets related to the initiation of operations by our licensees in Austria, Australia and Russia, and increased sales by our licensees in Sweden, Indonesia and Japan.

         Our cost of goods sold for the year ended December 31, 1999 was $8,749,000 compared with cost of goods sold in the prior year of $7,100,000, an increase of $1,649,000 or 23%. As a percentage of sales, cost of goods sold in 1999 and 1998 was 26%.

         Our general and administrative expenses for the year ended December 31, 1999, were $10,376,000 compared with such expenses in 1998 of $8,081,000, an increase of $2,295,000 or 28%. As percentage of sales, general and administrative expenses were 30% in 1999 and 1998. A significant portion of this increase represented expenses we incurred in the settlement of three lawsuits. Settlement and legal expenses associated with these lawsuits totaled approximately $650,000. Excluding these expenses, our general and administrative expenses for 1999 were $9,726,000 or 28% of sales. The remainder of the increase in general and administrative expenses from 1998 to 1999 was related to increases in personnel and other expenses required to support the increases in our distributor base.

         Our distributor commissions for the year ended December 31, 1999 were $14,250,000 compared with distributor commissions in 1998 of $11,057,000, an increase of $3,193,000 or 29%. As a percentage of sales, distributor commissions in 1999 were 42% compared with 41% in 1998. The increase in distributor commissions as a percentage of sales was primarily attributable to an increase in the percentage of our distributors who qualified to receive maximum commission percentages under our distributor compensation plan.

         Our interest expense did not change significantly from 1998 to 1999, increasing from $96,000 in 1998 to $116,000 in 1999.

         Depreciation and amortization for the year ended December 31, 1999 was $456,000 compared with depreciation and amortization in 1998 of $348,000, an increase of $108,000 or 31%. This increase was mainly due to depreciation associated with the capital investments that we made during 1998 and 1999. These capital investments were necessary to install distribution systems and technology systems that we needed to support our distributor base and stay competitive with other companies in our industry.

         Our income from continuing operations for the year ended December 31, 1999 was $131,000 compared with income from continuing operations in the prior year of $511,000, a decrease of $380,000. This decrease was the result of the expenses we incurred to settle the three lawsuits as previously described.

         Discontinued operations represent the operations of Great Xpectations. Income from discontinued operations was $138,000 for the year ended December 31, 1999 compared with a loss of $545,000 in 1998. The 1998 loss was mainly the result of expenses incurred by Great Xpectations in the last six months of 1998 to streamline its operations in an attempt to become profitable. Income in 1999 mainly resulted from the reversal of certain liabilities recorded in prior years that were settled for less than the original contractual commitment.

         Our net income for the year ended December 31, 1999 was $268,000, or $.02 per share, compared with a net loss in the prior year of $34,000, an improvement of $302,000. This improvement was the result of the factors described above.

         There have been no economic events or changes that have affected our sales or operating results and we are not aware of any economic trends or uncertainties that would have a material impact on our future sales or operating results. We believe that we have purchased our products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to our customers. In addition, we do not believe at this time that inflation will have a material impact on our operating results.

RESULTS OF OPERATIONS - 1998 COMPARED WITH 1997

         Our sales for the year ended December 31, 1998 were $27,189,000 compared with our sales for the prior year of $12,843,000, an increase of $14,346,000 or 112%. The increase in our sales was mainly the result of growth in our independent distributor base in the U.S. This growth in the distributor base was mainly attributable to a successful direct mail campaign that centered on our leading product, Microhydrin(R). Microhydrin(R) is an antioxidant product that we introduced in September 1997. It currently accounts for approximately 33% of our sales.

         Our cost of goods sold for the year ended December 31, 1998 was $7,100,000 compared with our cost of goods sold in the prior year of $3,593,000, an increase of $3,507,000 or 98%. As a percentage of our sales, cost of goods sold in 1998 was 26% compared with 28% in 1997. The improvement in the percentage of cost of goods sold in 1998 was mainly attributable to the change in product sales mix. Microhydrin(R) has a lower cost of goods sold percentage than the average of our other products. In addition, we realized some improvement in gross margin due to increased volumes.

         Our general and administrative expenses for the year ended December 31, 1998 were $8,081,000 compared with such expenses in 1997 of $4,802,000, an increase of $3,279,000 or 68%. As percentage of our sales, general and administrative expenses in 1998 was 30% compared with 37% in 1997. The increase in general and administrative expenses was due to increases in personnel and other expenses required to support the additional distributors who joined us during 1998 and related sales growth.

         Distributor commissions for the year ended December 31, 1998 were $11,057,000 compared with distributor commissions in 1997 of $4,692,000, an increase of $6,365,000 or 136%. As a percentage of sales, distributor commissions in 1998 were 41% compared with 37% in 1997. The increase in our distributor commissions as a percentage of sales was primarily attributable to the change in product sales mix. A higher percentage of commission is paid on Microhydrin(R) than the average of our other products. The increase in distributor commissions in 1998 was also due to an increase in the percentage of our distributors who qualified to receive maximum commission percentages under the distributor compensation plan.

         Our interest expense did not change significantly from 1997 to 1998, increasing from $92,000 in 1997 to $96,000 in 1998.

         Depreciation and amortization for the year ended December 31, 1998 was $348,000 compared with depreciation and amortization in 1997 of $267,000, an increase of $81,000 or 30%. This increase was mainly due to depreciation associated with property and equipment additions during 1997 and 1998 along with an increase in goodwill amortization expense. Our goodwill amortization expense increased in 1998 due to the amortization of additional goodwill recorded in 1997 and 1998 in connection with the issuance of shares of our common stock pursuant to the Light Force acquisition agreement.

         Our income from continuing operations for the year ended December 31, 1998 was $511,000, compared with a loss from continuing operations in the prior year of $615,000, an improvement of $1,126,000. This improvement is the result of the increased gross profit generated from the sales growth that occurred during 1998. We incurred a net loss in 1997 primarily due to the expenses incurred to attract new distributors and to set up internal systems and staffing required to support our anticipated sales growth.

         Discontinued operations represent the operations of Great Xpectations. These operations are classified as discontinued because we announced plans in June 1998 to spin off Great Xpectations to our shareholders.

         Our net loss for the year ended December 31, 1998 was $34,000, or $.01 per share, compared with a net loss in the prior year of $687,000, an improvement of $631,000. This improvement was the result of the factors described above.

         There have been no economic events or changes that have affected our sales or operating results and we are not aware of any economic trends or uncertainties that would have a material impact on our future sales or operating results. We believe that we have purchased our products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to our customers. In addition, we do not believe at this time that inflation will have a material impact on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 and the Financial Schedule appearing on Page S-2 of this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON FINANCIAL DISCLOSURE

         We have had no disagreements with our certified public accountants with respect to accounting practices or financial disclosure.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of March 7, 2000, the name, age, and position of each of our Executive Officers and Directors and the month in which such Director or Officer began his term of office.


                                                                                        DIRECTOR OR
NAME                       AGE              POSITION                                    OFFICER SINCE
----                       ---              --------                                    -------------

Clinton H. Howard          71               Chairman of the Board,                      May 1991
                                            President and CEO

Steven E. Brown            44               Director, Vice President-                   May 1994
                                            Chief Financial Officer

Andrew V. Howard           41               Director, Vice President-
                                            Corporate Counsel                           March 1995

Frank Franasiak, M.D.      52               Director                                    July 1998

Kenneth Sabot              53               Senior Vice President-Operations            February 1998

Richard Howard             49               Vice President-Sales and Marketing          December 1999

Nelson J. Rogers           53               Vice President-International                November 1994


TERM OF OFFICE

         Each of our directors serves for a term of one year, and thereafter until his or her successor is elected at our annual shareholder's meeting, and is qualified, subject to removal by our shareholders. Each officer serves, at the pleasure of our Board of Directors, for a term of one year.

FAMILY RELATIONSHIPS

         Katherine M. Howard, our Secretary, is the wife of Clinton H. Howard, our Chairman, President and Chief Executive Officer. Mr. Andrew V. Howard, a Director and Vice President-Corporate Counsel, is the son of Clinton H. Howard.

BIOGRAPHICAL INFORMATION

         Set forth below is certain biographical information regarding each of our Directors and Executive Officers.

         CLINTON H. HOWARD. Mr. Clinton Howard is our Chairman of the Board, President and Chief Executive Officer. He graduated from Rice University with a BA degree and from Southwestern Medical School with an MA degree, after which he studied graduate business courses at S.M.U. and the University of Dallas and medical arts courses at Johns Hopkins Medical School. Mr. Howard founded American Biomedical Corporation in 1958, and built it into a chain of 40 medical testing laboratories. He took American Biomedical public in 1969. In 1974, American Biomedical was merged with National Health Laboratories, then one of the nation's largest medical laboratory chains. In 1974, Mr. Howard founded Carrington Laboratories, Inc., originally named Avacare, Inc., a personal care products, direct sales marketing firm. In 1981, he established a research division which isolated an active medicinal compound in aloe vera, acemannan. He then sold the skin care business and converted Carrington to a pharmaceutical company. Mr. Howard retired from Carrington in 1990. The following year he founded Royal BodyCare.

         STEVEN E. BROWN. Mr. Steven Brown is a Director and Vice President-Chief Financial Officer and has held the same positions since joining us in May 1994. Prior to joining us, Mr. Brown was the Vice President, Finance and Chief Financial Officer of Carrington Laboratories, Inc. from 1980 through April 1994. Mr. Brown was treasurer of Carrington from 1982 through 1994 and served as a director from 1981 until August 1987. Mr. Brown is a Certified Public Accountant and was previously associated with the international accounting firm of Arthur Andersen & Co. from 1977 to 1980.

         ANDREW V. HOWARD. Mr. Andrew Howard is a Director and Vice President-Corporate Counsel and has held these positions since joining us in March 1995. He is a son of Clinton Howard. Prior to completing his academic training in February 1995, he worked as a salesman and sales manager for various companies and, earlier, he worked full time as an independent distributor of health care products and nutritional supplements, building his own organization which grew to revenue levels of over $400,000 per month. He graduated with a bachelors degree from the University of Dallas, and earned an MBA at Regent University in Virginia where he subsequently completed law school, earning a JD degree. He passed the Texas Bar exam in early 1995 and is presently a licensed attorney in the State of Texas.

         FRANK FRANASIAK, M.D. Dr. Frank Franasiak became a director in July 1998. He is a physician and runs his own practice in Virginia. Dr. Franasiak earned his BA degree in Chemistry in 1974, and earned his M.D. in 1977, both from State University of New York at Buffalo, New York.

         KENNETH SABOT. Mr. Kenneth Sabot became the Senior Vice President of Operations in February 1998. Prior to joining us, Mr. Sabot was the Vice-President-Operations of To Life! L.L.C., a start up network marketing company, from August 1996 until February 1998. Prior to joining To Life, he was employed by Light Force, Inc. from 1981 through January 1996. Mr. Sabot joined Light Force as the Controller in 1981 and served as Chief Operating Officer from 1986 until leaving Light Force in January 1996. Mr. Sabot became a Certified Public Accountant in 1969.

         RICHARD HOWARD. Mr. Richard Howard recently joined us in December 1999, as Vice President-Sales & Marketing. He has more than twenty years of experience in the network marketing industry, including serving as a top executive at a $200 million network marketing company.

         NELSON J. ROGERS. Mr. Nelson Rogers joined us as Vice President-International in November 1994, when we acquired KaloVita. There he was Chief Operating Officer and Vice President of Marketing. Prior to that position, Mr. Rogers had, since 1969, been affiliated with firms in the direct sales and network marketing industry, including Avon and Nature's Sunshine Products as well as private concerns, WeCare and Watkins. His past international experience includes opening and responsibility for 25 foreign markets worldwide as well as two overseas assignments living in the Philippines and Venezuela, while with Avon.

ITEM 11. EXECUTIVE COMPENSATION


NAME                       CAPACITY                      1999                       1998                        1997
----                       --------                      ----                       ----                        ----

Clinton H. Howard(1)       President,
                           Chief Executive Officer     $267,000                   $253,000                    $177,000

Steven E. Brown            Vice President,             $170,570                   $170,200                    $105,000
                           Chief Financial Officer

Andrew V. Howard(2)        Vice President,             $226,993                   $207,300                    $96,400
                           Corporate Counsel

Kenneth L. Sabot           Senior Vice President,      $140,523                   $101,700                        -0-
                           Operations

Nelson J. Rogers           Vice President,             $124,505(3)                $101,800                    $90,000
                           International

--------------------

(1) Clinton Howard has use of a company car with an aggregate incremental cost to us of $10,000. The company also pays his country club dues of $1,100.

(2) Andrew Howard has use of a company car with an aggregate incremental cost to us of $10,000.

(3)  Includes a 1999 bonus of $22,705

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGES IN CONTROL ARRANGEMENTS

         There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment by us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control of us.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth as of December 31, 1999, the address, and the number of shares of our common stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the then 13,916,294 issued and outstanding shares of our Common Stock, and the name and share holdings of each director and of all officers and directors as a group. As a result of us not being registered under Section 12(g) of the Securities Exchange Act of 1934, beneficial owners of more than 5% are not required to file Schedule 13Gs with the Securities and Exchange Commission. Therefore, there may be additional persons who are beneficial owners of more than 5% of whom we do not have knowledge.

                                          AS OF DECEMBER 31, 1999
                           -----------------------------------------------------
CLASS                      BENEFICIAL OWNER                               AMOUNT            % OF CLASS
-----                      ----------------                               ------            ----------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Common                     Clinton H. Howard                           7,765,188(1)            54.6%
                           3917 Fox Glen Drive
                           Irving, Texas 75062

Common                     Penny Slinger Hills                         1,231,003                8.8%
                           Hills 1998 Living Trust
                           910 Herman Gulch Road
                           Boulder Creek, California 95006

Common                     Dr. M. G. Robertson                         2,000,000(2)            13.4%
                           977 Centerville Turnpike
                           Virginia Beach, Virginia 23463

Common                     My Garden, L.P.                             7,100,000               51.0%
                           3917 Fox Glen Drive
                           Irving, Texas  75062

SECURITY OWNERSHIP OF MANAGEMENT

Common                     Clinton H. Howard                           7,765,188(1)            54.6%

Common                     Steven E. Brown                                31,100(3)               *%

Common                     Andrew V. Howard                               16,951(4)               *%

Common                     Kenneth Sabot                                   2,500(3)               *%

Common                     Nelson J. Rogers                                4,000(3)               *%

ALL OFFICERS, DIRECTORS & BENEFICIAL
PERSONS AS A GROUP (7 PERSONS)                                         8,105,453(5)            56.2%

-------------------
* less than 1%

(1) Includes 317,000 shares that may be acquired by presently exercisable common stock options; includes 7,100,000 shares held by a limited partnership, My Garden, L.P., the general partners of which are The Clinton
     H. Howard Family Trust and The Katherine M. Howard Family Trust and also includes 2,799 shares owned of record by Mr. Howard's wife. Mr. Clinton H. Howard disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.

(2) Includes 1,000,000 shares that may be acquired by presently exercisable common stock warrants.

(3) Represents shares that may be acquired by presently exercisable common stock options.

(4)  Held in the name of The Andrew Vincent Howard 1992 Trust.

(5) Includes 497,457 shares that may be acquired by presently exercisable common stock options and the shares referred to in footnote (1).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AND INDEBTEDNESS OF MANAGEMENT AND OTHERS

         From time to time we have advanced money to Mr. Clinton Howard. Currently the outstanding balance of this account payable is $90,526 and is accruing a rate of interest at 6% per year and is payable before December 31, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS. The following financial statements are filed as part of this 10-K

Title of Document

     Independent Auditors Report of Swalm, Thomas & Associates, PLLC, Certified Public Accounts

     Consolidated Balance Sheets as of December 31, 1999 and 1998.

     Consolidated Statements of Operations for the Years December 31, 1999, 1998 and 1997.

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES.  None.

(a)(3)   EXHIBITS.  The following exhibits are included as part of this report:

         Ex. No.  Description

           3.1    Articles of Incorporation

           3.2    By-Laws

           4.1    Specimen copy of Certificate for Common Stock

           4.2    Specimen copy of 10% Convertible Notes issued in 1997 (1)

           4.3 The 1998 Stock Option Plan for our Directors, Employees and Consultants (1)

           4.4 Stock Purchase Agreement dated 10/27/97 with Dr. M. G. Robertson (1)

           10.1 10 year Lease Agreement as of 8/1/98 with CIIF Associates L.P. for office/warehouse (1)

           10.2 Exclusive License Agreement with Flanagan Technologies for its Microclusters (1)

           10.3   Form of Member Agreement and Policies with Distributors (1)

           10.4   Form of Indemnification Agreement

           27.1   Financial Data Schedule

           27.2   Restated Financial Data Schedule


-------------

(1)  Incorporated by reference to the Annual Report on Form 10-K-1A filed 5/7/99

(b)  FINANCIAL DATA SCHEDULE

(c)  REPORTS ON FORM 8-K

     We filed no reports on Form 8-K during the last quarter of Fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ROYAL BODYCARE, INC.,
                                                     a Nevada corporation


                                      /s/ CLINTON H. HOWARD
Date:  April 24, 2000                 ------------------------------------------
                                      Clinton H. Howard, Chief Executive Officer

                                      /s/ STEVEN E. BROWN
                                      -----------------------------------------
Date:  April 24, 2000                 Steven E. Brown, Chief Financial Officer



                                   SIGNATURES

        Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         SIGNATURE                                   TITLE                                        DATE
         ---------                                   -----                                        ----

    /s/  CLINTON H. HOWARD
----------------------------------------    Chairman of the Board of
         Clinton H. Howard                  Directors, President and
                                            Chief Executive Officer                           April 24, 2000


    /s/  STEVEN E. BROWN
----------------------------------------    Director, Vice President-
         Steven E. Brown                    Chief Financial Officer                           April 24, 2000


    /s/  ANDREW V. HOWARD
----------------------------------------    Director, Vice President-
         Andrew V. Howard                   Corporate Counsel                                 April 24, 2000


    /s/  FRANK FRANASIAK
----------------------------------------    Director                                          April 24, 2000
         Frank Franasiak, M.D.


                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                                December 31, 1999





                          INDEX TO FINANCIAL STATEMENTS




                                                                                                   Page

Independent Accountants' Report                                                                    F-2

Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 and 1998                              F-3

         Consolidated Statements of Operations for the years ended
            December 31, 1999, 1998 and 1997                                                       F-4

         Consolidated Statements of Shareholders' Equity for the years
            ended December 31, 1999, 1998 and 1997                                                 F-5

         Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997                                                       F-6

         Notes to Consolidated Financial Statements                                                F-7


All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Royal BodyCare, Inc. and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Royal BodyCare, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the three year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 12 to the financial statements, the Company reversed the planned spin-off of Great Xpectations Marketing, Inc. The 1998 financial statements were restated to consolidate Great Xpectations Marketing, Inc. for the full year.


SWALM, THOMAS & ASSOCIATES, PLLC





April 14, 2000
Plano, Texas

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998



                                              ASSETS
                                                                         1999            1998
                                                                     ------------    ------------
CURRENT ASSETS
    Cash                                                             $    208,225    $    382,409
    Accounts receivable, net of allowance for doubtful accounts           542,191         439,501
    Inventory                                                           2,904,603       2,668,407
    Deferred tax asset                                                    248,981         404,905
    Prepaid expenses                                                       75,465         138,201
                                                                     ------------    ------------

        Total Current Assets                                            3,979,465       4,033,423

PROPERTY AND EQUIPMENT, net of accumulated depreciation                 2,185,617       1,275,508
GOODWILL, net of accumulated amortization                               2,516,945       2,680,974
OTHER ASSETS                                                              318,369         217,728
                                                                     ------------    ------------

                                                                     $  9,000,396    $  8,207,633
                                                                     ============    ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable, trade                                          $    944,071    $    852,888
    Accrued expenses                                                    2,059,495       1,667,944
    Current portion of long-term debt                                     671,806         494,145
    Notes payable                                                         108,071          51,589
    Net liabilities of discontinued operation                             212,386         511,903
                                                                     ------------    ------------

         Total Current Liabilities                                      3,995,829       3,578,469
                                                                     ------------    ------------

DEFERRED TAX LIABILITY, NON-CURRENT                                        31,535          56,780
                                                                     ------------    ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                    584,980         510,782
                                                                     ------------    ------------
SHAREHOLDERS' EQUITY
    Preferred stock, $.10 par value; authorized
       20,000,000 shares; none outstanding                                     --              --
    Common stock, $.001 par value; authorized
       50,000,000 shares; outstanding; 1999
      13,916,294 shares; 1997 13,862,205 shares                            13,916          13,862
    Paid in capital                                                    12,147,818      12,106,872
    Accumulated deficit                                                (7,785,407)     (8,053,680)
    Cumulative translation adjustment                                      11,725          (5,452)
                                                                     ------------    ------------

                                                                        4,388,052       4,061,602
                                                                     ------------    ------------
                                                                     $  9,000,396    $  8,207,633
                                                                     ============    ============

                 See notes to consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997



                                                      1999            1998            1997
                                                  ------------    ------------    ------------

Sales                                             $ 34,194,445    $ 27,188,800    $ 12,843,287
Cost of sales                                        8,748,559       7,099,770       3,592,921
                                                  ------------    ------------    ------------

Gross profit                                        25,445,886      20,089,030       9,250,366
                                                  ------------    ------------    ------------

Operating expenses:
    General and administrative                      10,376,112       8,081,478       4,801,597
    Distributor commissions                         14,249,788      11,056,714       4,691,995
    Interest                                           116,393          95,992          91,511
    Depreciation and amortization                      455,517         347,630         266,875
                                                  ------------    ------------    ------------

Total operating expenses                            25,197,810      19,581,814       9,851,978
                                                  ------------    ------------    ------------

Income (loss) from continuing operations
  before income taxes                                  248,076         507,216        (601,612)
                                                  ------------    ------------    ------------

Income taxes (benefit):
    Current income taxes                                57,571          36,938          12,966
    Deferred income taxes (benefit)                     59,808         (40,992)             --
                                                  ------------    ------------    ------------

                                                       117,379          (4,054)         12,966
                                                  ------------    ------------    ------------

Income (loss) from continuing operations               130,697         511,270        (614,578)
                                                  ------------    ------------    ------------

Income (loss) from discontinued operations             137,576        (544,857)        (72,303)
                                                  ------------    ------------    ------------


Net Income (loss)                                 $    268,273    $    (33,587)   $   (686,881)
                                                  ============    ============    ============

Pro forma information (unaudited):
   Net loss continuing operations                                                 $   (614,578)
   Net loss discontinued operation                                                     (62,777)
                                                                                  ------------

   Pro forma net loss                                                             $   (677,355)
                                                                                  ============

Basic and Diluted earnings (loss) per share:
   Income from continuing operations              $      0.009    $      0.038    $     (0.049)
   Loss from discontinued operation                      0.010          (0.045)         (0.005)
                                                  ------------    ------------    ------------

   Earnings (loss) per share                      $      0.019    $     (0.007)   $     (0.054)
                                                  ============    ============    ============

   Weighted average shares outstanding              13,893,883      13,699,163      12,552,977
                                                  ============    ============    ============




                See notes to consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997


                                          Common Stock                                              Accumulated        Total
                                 -----------------------------      Paid In        Accumulated      Translation      Shareholders'
                                     Shares          Amount         Capital          Deficit        Adjustment         Equity
                                 -------------   -------------   -------------    -------------    -------------    -------------

Balances, December 31, 1996          4,235,714   $       4,236   $   9,311,476    $  (7,333,212)   $       1,581    $   1,984,081

Reverse Merger                       7,886,415           7,887          (7,887)              --               --               --
Conversion of Notes Payable            163,498             163         216,837               --               --          217,000
Lightforce Earn-out Shares             251,353             251         876,341               --               --          876,592
Private Placement                    1,000,000           1,000       1,196,442               --               --        1,197,442
Net Loss                                    --              --              --         (686,881)              --         (686,881)
Translation Adjustment                      --              --              --               --           (4,691)          (4,691)
                                 -------------   -------------   -------------    -------------    -------------    -------------

Balances, December 31, 1997         13,536,980          13,537      11,593,209       (8,020,093)          (3,110)       3,583,543

Conversion of Notes Payable             22,619              22          29,978               --               --           30,000
Lightforce Earn-out Shares              47,157              47          94,465               --               --           94,512
Private Placement                      255,449             256         389,220               --               --          389,476
Net loss                                    --              --              --          (33,587)              --          (33,587)
Translation Adjustment                      --              --              --               --           (2,342)          (2,342)
                                 -------------   -------------   -------------    -------------    -------------    -------------

Balances, December 31, 1998         13,862,205          13,862      12,106,872       (8,053,680)          (5,452)       4,061,602

Conversion of Notes Payable                757               1             999               --               --            1,000
Shares purchased                        53,332              53          39,947               --               --           40,000
Net Income                                  --              --              --          268,273               --          268,273
Translation Adjustment                      --              --              --               --           17,177           17,177
                                 -------------   -------------   -------------    -------------    -------------    -------------

Balances, December 31, 1999         13,916,294   $      13,916   $  12,147,818    $  (7,785,407)   $      11,725    $   4,388,052
                                 =============   =============   =============    =============    =============    =============



                See notes to consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997



                                                                     1999           1998           1997
                                                                 -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss) from operations                              $   268,273    $   (33,587)   $  (686,881)
  Less (income) loss from discontinued operation                    (137,576)       544,857         72,303
                                                                 -----------    -----------    -----------
  Net income (loss) from continuing operations                       130,697        511,270       (614,578)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used for) continuing operations:
       Depreciation and amortization                                 468,124        347,630        266,875
       Lawsuit settlement                                            480,249             --             --
       Loss on sale of equipment                                          --             --            299
       Deferred income taxes                                         (31,263)       (40,993)            --
       Translation adjustments                                        17,177         (2,342)        (4,691)
  Change in assets and liabilities:
      Accounts receivable                                           (102,690)      (335,486)       (76,985)
      Prepaid assets                                                  62,737        (73,720)          (922)
      Inventory                                                     (236,197)    (1,059,142)      (379,593)
      Other assets                                                  (100,640)       (81,329)       (81,405)
      Accounts payable                                                91,183        547,415       (520,322)
      Accrued expenses                                               391,554        750,766        257,929
      Notes payable                                                       --          2,917        (16,528)
                                                                 -----------    -----------    -----------

        Cash provided by (used for) continuing operations          1,170,931        566,986     (1,169,921)
        Cash provided by (used for) discontinued operations               --          2,244       (236,393)
                                                                 -----------    -----------    -----------

          Cash provided by (used for) operating activities         1,170,931        569,230     (1,406,314)
                                                                 -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Investing activities of discontinued operation                          --        (19,914)        (6,516)
  Purchase of furniture, fixtures and equipment                     (998,999)      (473,334)      (104,453)
  Proceeds from sale of equipment                                         --             --         15,288
                                                                 -----------    -----------    -----------

          Cash provided by (used for) investing activities          (998,999)      (493,248)       (95,681)
                                                                 -----------    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from sale of stock                                     40,000        389,476      1,197,442
  Proceeds from long term debt and notes payable                     167,500             --        730,000
  Payments of long-term debt and notes payable                      (553,616)       (93,454)      (357,904)
  Financing activities of discontinued operation                          --             --       (100,000)
  Repayment to stockholders                                               --             --        (51,768)
                                                                 -----------    -----------    -----------

         Cash provided by (used for) financing activities           (346,116)       296,022      1,417,770
                                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     (174,184)       372,004        (84,225)

CASH, BEGINNING OF YEAR                                              382,409         10,405         94,630
                                                                 -----------    -----------    -----------

CASH, END OF YEAR                                                $   208,225    $   382,409    $    10,405
                                                                 ===========    ===========    ===========


                See notes to consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


1.   ORGANIZATION AND HISTORY

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

     Concurrent with the Merger, an affiliate of Mighty Power, Great Xpectations Marketing, Inc.("GXI"), acquired all the assets and liabilities of two other affiliates, (Health Thru Nature, Inc. and Mighty Power USA L.C.) for $100,000 in notes payable. GNI then purchased all the outstanding common stock of GXI for an additional $100,000 note payable. These transactions were also accounted for as purchases.

     In October, 1999 the Company changed its name to Royal BodyCare, Inc. ("RBCI") in order to be more easily identified with its products.

     ORGANIZATION - The Company is engaged in the marketing of nutritional supplements and personal care products. The Company operates its business through the Royal BodyCare Division, which represents the separate business strategies and product lines of RBCI preceding the merger described above. The operations conducted by Mighty Power and its affiliates prior to the merger are conducted by GXI and are classified in the accompanying consolidated financial statements as discontinued operations (See Note 12).

     RBCI was incorporated in Texas in June 1995 by Clinton H. Howard, to serve as a holding company for certain companies affiliated with Mr. Howard. In July 1995, all of the outstanding capital stock of these affiliated companies was contributed to RBCI by Mr. Howard and his immediate family.

     RBCI's principle U. S. marketing operations are conducted through Royal BodyCare USA, Inc. ("RBC- US"), formed by Mr. Howard in 1991. In 1992 Mr. Howard formed Royal BodyCare Canada, Inc. (" RBC-Canada") to market products in Canada through a network of independent distributors. RBC-Canada owns all of the outstanding stock of Pure Life International Products, Inc.("Pure Life") which it purchased in 1992. Pure Life has been in business since 1982.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


1.    ORGANIZATION AND HISTORY (CONTINUED)

     In 1995, the Company began entering into agreements to license the exclusive rights to sell its products internationally through third parties licensees in the respective countries. Since 1995, the Company entered into seven such arrangements to market the Company's products. Under these agreements distributors in these countries are compensated according to the same compensation plan as that is used for the RBC Division independent distributors.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of RBCI, and its wholly owned subsidiaries; Royal BodyCare USA, Inc., Royal BodyCare Canada, Inc., and Pure Life International Products, Inc., (collectively the "Company"). RBC-Canada and Pure Life are organized under the Canadian Business Corporation Act. All significant inter-company accounts and transactions have been eliminated.

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

     INVENTORIES - Inventories, consisting of finished goods held for resale, work-in-process, raw materials and packaging materials are stated at the lower of cost of market. Inventories at December 31, 1999 and 1998 consist of finished goods and packaging materials.

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

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     RBCI files a consolidated tax return with its U.S. subsidiaries. RBC-Canada and Pure Life file a consolidated Canadian tax return. Deferred income taxes are the result of net operating loss carry-forwards expected to be fully utilized in the near future and other temporary differences.

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

     SEGMENT INFORMATION - The Company operates through its two separately managed segments: Royal BodyCare US/Canada and Great Xpectations Marketing, Inc.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.   INVENTORIES

     At December 31, 1999 and 1998, inventories consist of finished goods, bulk products ready for packaging and packaging materials.

4.   PROPERTY AND EQUIPMENT

     At December 31, property and equipment consist of the following:


                                                                                 1999                1998
                                                                            --------------    --------------

              Furniture and fixtures                                        $    2,900,850    $    1,779,941
              Warehouse equipment                                                  304,854           236,950
              Automotive equipment                                                  15,609             9,562
              Leasehold improvements                                               106,525            87,181
                                                                            --------------    --------------

              Total property and equipment                                       3,327,838         2,113,634
              Less accumulated depreciation  and amortization                   (1,142,221)         (838,126)
                                                                            --------------    --------------

                           Net property and equipment                       $    2,185,617    $    1,275,508
                                                                            ==============    ==============


5.   GOODWILL

     Goodwill was recorded as a result of the acquisition of Pure Life in April 1992 and Lightforce (see note 13) in June 1996 as follows:


                                                                                   1999              1998
                                                                            --------------    --------------

              Lightforce                                                    $    2,378,727    $    2,378,727
              Pure Life                                                            843,622           843,622
                                                                            --------------    --------------

                                                                                 3,222,349         3,222,349
              Accumulated amortization                                            (705,404)         (541,375)
                                                                            --------------    --------------

                           Net goodwill                                     $    2,516,945    $    2,680,974
                                                                            ==============    ==============

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


6.   ACCRUED EXPENSES

     At December 31 accrued expenses consist of the following:


                                                                                1999              1998
                                                                            --------------    --------------

              Distributor commissions                                       $    1,496,558    $    1,307,337
              Sales and other taxes                                                165,000           150,215
              Interest                                                              12,552            10,956
              Other                                                                385,385           199,436
                                                                            --------------    --------------

                           Total                                            $    2,059,495    $    1,667,944
                                                                            ==============    ==============


7.   NOTES PAYABLE

     At December 31, notes payable consist of the following:


                                                                                 1999              1998
                                                                            --------------    --------------
              Line of Credit ($100,000 maximum) - bank
                  Prime plus 3.25%                                          $      100,000    $            -
              Demand note payable - bank
                 bearing interest at 10% per annum                                       -            42,491
              Other                                                                  8,071             9,098
                                                                            --------------    --------------

                           Total                                            $      108,071    $       51,589
                                                                            ==============    ==============


8.   LONG-TERM OBLIGATIONS

     At December 31, long-term obligations consists of the following:


                                                                                 1999               1998
                                                                            --------------    --------------

              Notes payable - banks                                         $      146,736    $       69,356
              Convertible notes payable                                            273,000           508,000
              Debentures                                                            25,000            25,000
              Whigham settlement                                                   380,248                 -
              Capital leases                                                       431,802           402,571
                                                                            --------------    --------------

                                                                                 1,256,786         1,004,927
              Less - current portion                                              (671,806)         (494,145)
                                                                            --------------    --------------

                           Total                                            $      584,980    $      510,782
                                                                            ==============    ==============


     Included in notes payable - banks are three notes assumed in connection with the Lightforce acquisition totaling $23,540 and $65,095 at December 31, 1999 and 1998, respectively, bearing interest at prime plus 5%, due in monthly payments aggregating $3,311 plus interest through November 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of cash payment for commissions payable.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


8.   LONG-TERM OBLIGATIONS (CONTINUED)

     Included in notes payable - banks are three notes payable totaling $57,442 and $41,822 at December 31, 1999 and 1998, respectively for the purchase of automotive equipment. These notes are payable through 2002, bear interest ranging from 4.9% to 18%, and are collateralized by the automobiles financed.

     Also included in notes payable - banks is an equipment repurchase note of $65,754 at December 31, 1999, payable $2,146 a month, including interest at 9%, through 2002.

     In 1997, the Company sold convertible debentures aggregating $730,000. The notes bear interest at 10% payable quarterly, and are due two years from the date of issuance. The notes are convertible into common stock of the Company at any time prior to maturity at the option of the holder based on per share conversion price of $1.32. As of December 31, 1999 $209,000 has been repaid and $248,000 has been converted into 186,885 shares of the Company's common stock.

     In 1994, RBC-US sold two debentures in the amount of $25,000 each, the proceeds of which were used for working capital. The principal portion of these debentures was due upon maturity in 1998. In 1997 the 10% Debenture holder exchanged their Debenture for a convertible note described above. In 1998, the holder of the other debenture extended the due date by four years. Interest on the debenture is payable monthly at a rate of 15%.

     In 1999 the Company settled a claim by a former marketing consultant and distributor of Company products ("Whigham" Settlement) by agreeing to pay $540,000 over a 54 month period. The settlement is payable $100,000 in January and April, 2000 and $5,000 a month beginning May, 2000 through April, 2004. The settlement is without interest and has been discounted at 10%.

     Certain purchases of equipment by RBC-US have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 15%.

     Long-term obligation payments payable in the next five years are as follows:


                                                                    DEBT                  CAPITAL LEASES
                                                               --------------            ---------------
              2000                                             $      550,637                    177,830
              2001                                                     89,561                    172,362
              2002                                                    110,180                    112,496
              2003                                                     55,016                     42,716
              2004                                                     19,590                      8,883
                                                               --------------            ---------------

                                                               $      824,984                    514,287
                                                               ==============
              Less amount representing interest                                                   82,485
                                                                                         ---------------

                                                                                         $       431,802
                                                                                         ===============

9 .  CAPITAL TRANSACTIONS

     PRIVATE PLACEMENT - In 1999, the Company sold 53,332 shares of common stock to two distributors for $40,000. The proceeds of this stock placement was used to purchase a new product line.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


9.   CAPITAL TRANSACTIONS (CONTINUED)

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

     OPTIONS - In addition to the warrants described above, issued in connection with private placements, the Company has granted, to employees and distributors, options to purchase an additional 1,113,120 shares of common stock at exercise prices ranging from $0.73 to $2.40, expiring at various dates through 2003. All options were issued at or above market price at the time of issuance.



              Balance December 31, 1996                               22,600        $1.11
                    Granted                                          768,600        $1.06 - $2.40
                    Exercised                                             --
                    Expired                                           (6,000)       $1.06
                                                               -------------

              Balance December 31, 1997                              785,200        $1.03 - $2.40
                    Granted                                          653,200        $0.73 - $2.00
                    Exercised                                             --
                    Expired                                           (8,000)       $1.06
                                                               -------------

              Balance December 31, 1998                            1,430,400        $0.73 - $2.40
                    Granted                                          207,720        $0.77 - $1.54
                    Exercised                                             --
                    Expired                                         (525,000)       $1.06 - $1.33
                                                               -------------

              Balance December 31, 1999                            1,113,120        $0.73 - $2.40
                                                               =============


10.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized at December 31, 1999 and 1998 are presented below:

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


10.  INCOME TAXES (CONTINUED)


                                                                                      December 31,
                                                                                 ----------------------
                                                                                   1999         1998
                                                                                 ---------    ---------
     Deferred tax assets (liabilities):
       Lawsuit settlement                                                        $ 129,285    $      --
       Depreciation                                                               (117,980)     (28,220)
       Amortization                                                                (42,840)     (28,560)
       Allowance for doubtful accounts receivable                                   25,500        8,500
       Federal deferred tax benefit arising
         from net operating loss carry-forwards                                    223,481      396,405
       Less valuation allowance                                                         --           --
                                                                                 ---------    ---------

     Net deferred tax asset                                                      $ 217,446    $ 348,125
                                                                                 =========    =========

     The Company has a loss carryforward of approximately $657,000 that may be offset against future taxable income. The carryforward will expire between the years 2013 and 2015.

     Income tax expense (benefit) for continuing operations consists of the following:


                                                                                       December 31,
                                                                                 ----------------------
                                                                                   1999         1998
                                                                                 ---------    ---------
     Current
       Federal                                                                    $  2,000    $      --
       Foreign                                                                      55,571       36,938
     Deferred
       Federal                                                                      59,808      (40,992)
       Foreign                                                                          --           --
                                                                                 ---------    ---------
     Income tax expense (benefit) - continuing operations                          117,379       (4,054)
                                                                                 =========    =========

     The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rates of 34%.


                                                                                      December 31,
                                                                                 ----------------------
                                                                                    1999        1998
                                                                                 ---------    ---------

         U.S. federal statutory income tax rate                                         34%          34%

         Federal income tax expense at statutory rate                               84,686      172,453

         Non-deductible expenses                                                   146,285        8,500
         Depreciation and amortization differences                                (103,837)     (56,780)
         Tax benefit of NOL carryforward                                           (65,326)    (165,165)
         Foreign income taxes                                                       55,571       36,938
                                                                                 ---------    ---------

         Income tax expense (benefit)                                            $ 117,379    $  (4,054)
                                                                                 =========    =========

         Effective income tax rate                                                      47%          (1)%
                                                                                 =========    =========

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


11.  LEASE COMMITMENT

     The Company leases its office and warehouse space and certain equipment using operating leases for various periods through 2008. Basic annual rents for each of the next five years and thereafter are as follows:


       2000                                                        $445,571
       2001                                                         465,380
       2002                                                         486,457
       2003                                                         480,221
       2004                                                         479,932
       Thereafter                                                 1,663,908


12.  DISCONTINUED OPERATION

     In June 1998, RBCI announced its intention to separate GXI from its network marketing business through a spin-off to its shareholders ("the Distribution"). The Company's Board of Directors voted to approve, in principal, the Distribution subject to other approvals and consents and satisfactory implementation of the arrangements for the Distribution. The Company accounted for the Distribution effective June 30, 1998, as a special dividend to its stockholders.

     In July 1998, management control of GXI was transferred to the new Board of Directors of GXI. In late 1998 and early 1999 GXI, with RBCI assistance, proceed with its efforts to register the shares of GXI with the Securities and Exchange Commission ("SEC"). During this time GXI became in default on certain notes payable held by an officer of GXI. The notes were collateralized by all the outstanding common stock of GX Marketing, Inc. ("GXM") a subsidiary of GXI. All operating assets of GXI were held by GXM. Effective September 30, 1999, the note holder foreclosed on the note and took possession of GXM common stock and GXI's operating assets. As a result, the SEC registration process was halted and, the spin-off reversed and the remaining operations of GXI closed.

     The decision to reverse the spin-off results in a change in reporting entity for 1998, since GXI was not consolidated beyond June 30, 1998 in the previously issued financial statements. Therefore, the 1998 financial statements included in this report have been restated to include the accounts of GXI for all of 1998, increasing net loss from discontinued operations by $468,461.

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

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997

13.  LIGHTFORCE ACQUISITION

     In June 1996 the Company acquired certain assets and assumed certain liabilities of Lightforce, Inc. ("Lightforce") for 600,000 shares of Company common stock valued at $1,500,000. In connection with the acquisition the Company received inventory and fixed assets and agreed to assume certain trade accounts payable, notes payable and commissions payable.

     The purchase agreement called for additional shares of common stock to be paid, for the first two years, based on sales to the Lightforce distributors. Additional common stock, valued at market price share, was paid equal to 25% of sales generated by the Lightforce distributor network during the first year after the purchase; and 25% of incremental sales above the first year generated during the second year. In 1998 and 1997 the company issued 47,160 and 251,353 shares, respectively, of the Company's common stock, valued at $876,592 and $94,512 under this provision.

     In addition, the agreement specified that the seller will receive a lifetime 5% commission on all sales of Lightforce products. This commission amounted to $151,799, $153,641 and $117,605 in 1999, 1998 and 1997,
     respectively.


14.  CONTINGENCIES

     From time to time the Company is involved in various legal matters arising in the normal course of business. In the opinion of Management, such matters are without merit and the outcome will not have a material effect on the financial position of the Company.


15.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company had the following non-cash investing and financing activities:


                                                                  1999             1998              1997
                                                             ------------      -----------      -------------
     Conversion of debt into common stock                    $      1,000      $    30,000      $    217,000

     Lightforce purchase with common stock                              -           94,512           876,592

     Fixed assets purchases by notes or capital leases            215,206          324,821           217,062

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER      DESCRIPTION
   -------     -----------

     3.1       Articles of Incorporation

     3.2       By-Laws

     4.1       Specimen copy of Certificate for Common Stock

     10.4      Form of Indemnification Agreement

     27.1      Financial Data Schedule

     27.2      Restated Financial Data Schedule
