Form 10-Q
period 2000-03-31
ROYAL BODYCARE INC/NV
filed 2000-05-15
CIK 830052

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:     March 31, 2000

Commission file number:    33-20323


                              Royal BodyCare, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                  91-2015186
------------------------                                   ---------------------
(State of Incorporation)                                   (IRS Employer ID No.)

                  2301 Crown Court, Irving, Texas                  75038
                  -------------------------------                  -----
              (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 972-893-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              [X] YES     [ ] NO



Shares of common stock outstanding at May 12, 2000:


                                   13,916,294

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                       Page Number
         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of March 31, 2000 and December 31, 1999                   3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended March 31, 2000
                           and 1999                                                     4

                           Condensed Consolidated Statements of
                           Cash Flows for the quarters ended March 31, 2000
                           and 1999                                                     5

                           Notes to Condensed Consolidated Financial
                           Statements                                                   6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                   11

         Item 3.           Quantitative and Qualitative Disclosure about
                           Market Risk                                                  13

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                            14

         Item 2.           Changes in Securities                                        14

         Item 3.           Defaults Upon Senior Securities                              14

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                                      14

         Item 5.           Other Information                                            14

         Item 6.           Exhibits and Reports on Form 8-K                             14

ITEM 1.    FINANCIAL STATEMENTS


           ROYAL BODYCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED)

                                                     MARCH 31,       DECEMBER 31,
                                                       2000             1999
                                                   ------------      ------------
ASSETS
Current assets:
    Cash                                           $    585,228      $    208,225
    Accounts receivable                                 633,383           542,191
    Inventories                                       3,321,838         2,904,603
    Deferred tax asset                                  170,981           248,981
    Prepaids and other                                   80,588            75,465
                                                   ------------      ------------
        Total current assets                          4,792,018         3,979,465

Property & equipment, net                             2,348,496         2,185,617

Goodwill, net                                         2,475,937         2,516,945

Other assets                                            334,864           318,369
                                                   ------------      ------------
                                                   $  9,951,315      $  9,000,396
                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt              $    692,651      $    671,806
    Notes payable                                       107,835           108,071
    Accounts payable                                  1,281,069           944,071
    Accrued liabilities                               2,338,907         2,059,495
    Net liabilities of discontinued operations          212,386           212,386
                                                   ------------      ------------
        Total current liabilities                     4,632,848         3,995,829

Long term debt, net of current portion                  746,168           584,980
Deferred tax liability, non-current                      31,535            31,535

Shareholders' equity:
    Common stock, $0.001 par value;
        50,000,000 shares authorized;
        13,916,294 shares issued and
        outstanding                                      13,916            13,916
    Paid in capital                                  12,147,818        12,147,818
    Accumulated deficit                              (7,634,425)       (7,785,407)
    Cumulative translation adjustment                    13,455            11,725
                                                   ------------      ------------
                                                      4,540,764         4,388,052
                                                   ------------      ------------
                                                   $  9,951,315      $  9,000,396
                                                   ============      ============


See notes to condensed consolidated financial statements.

           ROYAL BODYCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)


                                                      For the Quarter Ended March 31,
                                                      -------------------------------
                                                          2000                1999
                                                      -----------         -----------
Sales                                                 $ 9,390,527         $ 8,141,320

Cost of goods sold                                      2,293,157           1,965,432
                                                      -----------         -----------
    Gross margin                                        7,097,370           6,175,888

Operating expenses
    Distributor commissions                             4,089,878           3,448,486
    Selling, general and administrative                 2,778,510           2,322,489
                                                      -----------         -----------
        Total operating expenses                        6,868,388           5,770,975
                                                      -----------         -----------
Income before income taxes                                228,982             404,913

    Provision for income taxes                             78,000             190,000
                                                      -----------         -----------
Income from continuing operations                         150,982             214,913

Income from discontinued operations                            --             131,433
                                                      -----------         -----------
Net income                                            $   150,982         $   346,346
                                                      ===========         ===========


Income (loss) per share:

    Income from continuing operations per share       $      0.01         $      0.02
    Income from discontinued operations per share              --                0.01
                                                      -----------         -----------
    Net income per share                              $      0.01         $      0.02
                                                      ===========         ===========

    Weighted average common shares outstanding         13,916,294          13,862,205
                                                      ===========         ===========


See notes to condensed consolidated financial statements.

           ROYAL BODYCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)


                                                           For the Quarter Ended March 31,
                                                           -------------------------------
                                                              2000                  1999
                                                           ---------             ---------
Cash flows from operating activities:
    Net income (loss)                                        150,982               413,346
    Add loss from discontinued operations                  $      --             $(198,433)
                                                           ---------             ---------
    Income (loss) from continuing operations                 150,982               214,913
    Adjustment for non-cash items:
      Depreciation and amortization                          149,961               108,054
      Deferred income taxes                                   78,000                69,000
      (Increase) decrease in accounts receivable             (91,203)              (26,546)
      (Increase) decrease in inventory                      (421,085)              (45,410)
      (Increase) decrease in prepaids and other               (5,279)               92,622
      (Increase) decrease in other assets                    (16,495)               14,894
      Increase (decrease) in accounts payable
        and accrued expenses                                 618,900               (12,879)
      Increase (decrease) in notes payable                        --               (42,870)
                                                           ---------             ---------
    Cash flows from continuing operations                    463,781               371,778
    Cash flows from discontinued operations                       --                    --
                                                           ---------             ---------
Total cash provided by (used for) operating activities       463,781               371,778
                                                           ---------             ---------

Cash flows from investing activities:
    Purchase of property and equipment                      (150,846)             (188,324)
                                                           ---------             ---------
Total cash provided by (used for) investing activities      (150,846)             (188,324)
                                                           ---------             ---------

Cash flows from financing activities:
    Proceeds from long term debt                             235,641                    --
    Payments of long term debt and capital leases           (173,617)              (92,446)
                                                           ---------             ---------
Total cash provided by (used for) financing activities        62,024               (92,446)
                                                           ---------             ---------

Effect of exchange rate changes on cash flows                  2,044                  (262)
                                                           ---------             ---------
Net increase (decrease) in cash                              377,003                90,746

Cash, beginning of period                                    208,225               382,409
                                                           ---------             ---------
Cash, end of period                                        $ 585,228             $ 473,155
                                                           =========             =========


See notes to condensed consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying condensed consolidated financial statements were prepared by us without audit by independent public accountants. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of our results for the interim periods presented. Adjustments made were of a normal and recurring nature. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. The Condensed Consolidated Balance Sheet as of December 31, 1999 was derived from our audited financial statements included in our Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 1999.

NOTE 2 -BUSINESS HISTORY:

HISTORY - In October 1999, we changed our name from GlobeNet International I, Inc. to Royal BodyCare, Inc. In conjunction with the name change, we also redomesticated to the State of Nevada.

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

In April 1997, Mighty Power USA, Inc. merged with GlobeNet Inc. This merger, also a purchase under Accounting Principles Board Opinion 16, was accounted for as a reverse merger with Mighty Power USA, Inc. being the survivor but GlobeNet Inc. being treated as the acquirer. Mighty Power USA, Inc. then changed its name to GlobeNet International I, Inc.

GlobeNet Inc. was incorporated in June 1995, to serve as a holding company for affiliated corporations owned or controlled by Clinton Howard. In July, 1995, Mr. Howard and members of his immediate family contributed the stock of these affiliated corporations to GlobeNet in exchange for shares of its stock.

Concurrent with the merger of Mighty Power USA and GlobeNet, an affiliate of Mighty Power USA, Great Xpectations Marketing, Inc., acquired all the assets and liabilities of two other affiliates of Mighty Power USA for $100,000 in notes payable. We then purchased all the outstanding common stock of Great Xpectations for an additional $100,000 note payable. These transactions were also accounted for as purchases. In June, 1998, we announced our intention to spin off Great Xpectations to our shareholders. Because Great Xpectations was unable to adequately execute its business plan and no longer had any meaningful assets, we subsequently decided to discontinue the planned spin-off of Great Xpectations. Our 1998 financial statements and our quarterly financial statements for the first three quarters of 1999 were prepared as if the spinoff of Great Xpectations had been completed on June 30, 1998. We have restated these financial statements to reflect our decision to discontinue the planned spin-off and discontinue Great Xpectations' operations. Accordingly, our financial statements for the three months ended March 31, 1999 include the accounts of Great Xpectations, resulting in the addition of income from discontinued operations of $131,433.

OPERATIONS - We are engaged in the marketing of nutritional supplements and personal care products through an international network of independent distributors. We operate our business in the U.S. and Canada through the Royal BodyCare USA, Inc. and Royal BodyCare Canada, Inc., respectively, and in other countries through licensees. Our business represents the separate business strategies and product lines of GlobeNet preceding the merger with Mighty Power described above. The operations of Mighty Power and its affiliates prior to the merger with GlobeNet were conducted by Great Xpectations after the merger. As described above, these operations have been discontinued and are presented as discontinued operations in the accompanying financial statements.

In 1995, we began entering into agreements to license the exclusive rights to sell our products through third party licensees in various countries. Since 1995, we have entered into seven such agreements to market our products. Under these agreements independent distributors in the licensed countries are compensated according to the same compensation plan as that is used for the independent distributors in the U.S. and Canada.

NOTE 3 - INVENTORIES:

At March 31, 2000 and December 31, 1999, inventories consist of finished goods, bulk products ready for packaging and packaging materials.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                   March 31, 2000   December 31, 1999
                                   --------------   -----------------
Furniture and fixtures              $ 3,162,012        $ 2,900,850
Warehouse equipment                     315,675            304,854
Automotive equipment                     15,999             15,609
Leasehold improvements                  106,524            106,525
                                    -----------        -----------
                                      3,600,210          3,327,838
Less - accumulated depreciation      (1,251,714)        (1,142,221)
                                    -----------        -----------
                                    $ 2,348,496        $ 2,185,617
                                    ===========        ===========

NOTE 5 - GOODWILL:

Goodwill was recorded in connection with the acquisition of Pure Life International Products, Inc. in 1992 and Light Force, Inc. ("Light Force") in June 1996 as follows:

                                   March 31, 2000   December 31, 1999
                                   --------------   -----------------
Light Force                         $ 2,378,727         $ 2,378,727
Pure Life                               843,622             843,622
                                    -----------         -----------
                                      3,222,349           3,222,349
Less - accumulated amortization        (746,412)           (705,404)
                                    -----------         -----------
                                    $ 2,475,937         $ 2,516,945
                                    ===========         ===========

NOTE 6 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                          March 31, 2000        December 31, 1999
                          --------------        -----------------
Distributor Commissions     $1,827,491            $1,496,558
Sales and other taxes          224,844               165,000
Interest                        16,148                12,552
Other                          270,424               385,385
                            ----------            ----------
                            $2,338,907            $2,059,495
                            ==========            ==========

NOTE 7 - LONG TERM DEBT:

Long term obligations consist of the following:

                             March 31, 2000          December 31, 1999
                             --------------          -----------------
Notes payable - banks         $   129,540              $   146,736
Convertible notes payable         273,000                  273,000
Debentures                         25,000                   25,000
Whigham settlement                289,952                  380,248
Capital leases                    721,327                  431,802
                              -----------              -----------
                                1,438,819                1,256,786
Less - current portion           (692,651)                (671,806)
                              -----------              -----------
                              $   746,168              $   584,980
                              ===========              ===========

Included in notes payable-banks are three notes assumed in connection with the Light Force acquisition totaling $16,856 and $23,540 at March 31, 2000 and December 31, 1999, respectively, bearing interest at prime plus 5%, due in monthly payments aggregating $3,311 plus interest through November 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of cash payment for commissions payable.

Included in notes payable-banks are three notes payable totaling $51,917 and $57,442 at March 31, 2000 and December 31, 1999, respectively for the purchase of automotive equipment. These notes are payable through 2002, bear interest ranging from 4.9% to 18%, and are collateralized by the automobiles financed.

Also included in notes payable-banks is an equipment repurchase note of $60,767 and $65,754 at March 31, 2000 and December 31, 1999, respectively, payable $2,146 a month, including interest at 9%, through 2002.

In 1997, we sold convertible notes aggregating $730,000. The notes bear interest at 10% payable quarterly, and were originally due two years from the date of issuance. The notes are convertible into our common stock at any time prior to maturity at the option of the holder based on per share conversion price of $1.32. As of March 31, 2000, we have repaid $209,000 and $248,000 has been converted into 186,885 shares of our common stock. The remaining notes were renewed at the option of the holder for periods of one year from the anniversary of the original due date.

In 1994, we sold two debentures in the amount of $25,000 each, the proceeds of which were used for working capital. The principal portion of these debentures was due upon maturity in 1998. In 1997 the 10% Debenture holder exchanged their Debenture for a convertible note described above. In 1998, the holder of the other debenture extended the due date by four years. Interest on the debenture is payable monthly at a rate of 15%.

In 1999 we settled a claim by a former marketing consultant and distributor of our products ("Whigham Settlement") by agreeing to pay $540,000 over a 54-month period. The settlement was payable $100,000 in each October, 1999, January, 2000 and April, 2000 and $5,000 a month beginning May, 2000 through April, 2004. The settlement is without interest and has been discounted at 10%.

Certain purchases of equipment and software have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 15%.

NOTE 8 - SHAREHOLDERS' EQUITY:

In connection with private placements of its common stock in October, 1997, June, 1998 and July, 1998, we issued to the purchasers five-year warrants to purchase an aggregate of 1,216,931 shares of our unregistered common stock at an exercise price of $2.00 per share. The investors also received certain registration rights covering the private placement and warrant shares exercisable under certain circumstances described in the stock purchase agreements.

In addition, we have granted, to employees and distributors, options to purchase an additional 1,113,120 shares of unregistered common stock at exercise prices ranging from $.73 to $2.40 through 2003. All options were issued at or above market price at the time of issuance.

NOTE 9 - INCOME TAXES:

We file a consolidated tax return with our U.S. subsidiaries. Our Canadian subsidiary files a consolidated Canadian tax return with its Canadian subsidiary.

Deferred income taxes are the result of net operating loss carry-forwards expected to be fully utilized in the near future and other temporary differences. We have a net operating loss carryforward of approximately $657,000 that may be used to offset future taxable income. The carryforward will expire between the years 2013 and 2015.

NOTE 10 - CONTINGENCIES:

From time to time we are involved in various legal matters arising in the normal course of business. In the opinion of management, any such matters that have come to our attention are without merit and the outcome will not have a material effect on our financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical facts included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to such differences include, but are not limited to:

o    general economic conditions

o    general market acceptance of our products and distribution methods

o    introduction of competitive products

o    pricing of competitive products

o regulatory actions effecting the market of our products and distribution methods

o reduction in demand for our products or the rate at which new distributors are recruited to join us

o the discontinuance or reduction of the production of Flanagan Microclusters(R) and Nanocolloidal Hydride, essential ingredients in certain of our products and which are produced at a single manufacturing facility


RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared with the Quarter Ended March 31, 1999

Our sales for the quarter ended March 31, 2000 were $9,391,000 compared with sales for same quarter of the prior year of $8,141,000, an increase of $1,250,000 or 15%. In the first quarter of 2000, sales increased in all of our markets. Sales in the United States, Canada and other international markets increased $470,000, $615,000 and $165,000, respectively. The sales increase in the United States resulted from continued growth in the United States distributor base that began in late 1997. The increase in Canadian sales was primarily related to increased sales in Eastern Canada. Prior to mid-1999, our sales were heavily concentrated in Western Canada. However, during the second quarter of 1999, we attracted a distributor group in Eastern Canada that continues to grow rapidly. The increase in sales in our other international markets related to the initiation of operations by our licensees in Austria, Australia and Russia, and increased sales by our licensee in Sweden.

Our cost of goods sold for the quarter ended March 31, 2000 was $2,293,000 compared with cost of goods sold in the same quarter of the prior year of $1,965,000 an increase of $328,000 or 17%. As a percentage of sales, cost of goods sold in 2000 and 1999 was 24%.

Our distributor commissions for the quarter ended March 31, 2000 were $4,090,000 compared with distributor commissions in the same quarter of 1999 of $3,448,000, an increase of $642,000 or 19%. As a percentage of sales, distributor commissions in 2000 were 44% compared with 42% in 1999. The increase in distributor commissions as a percentage of sales was primarily attributable to an increase in the percentage of our distributors who qualified to receive maximum commission percentages under our distributor compensation plan.

Our general and administrative expenses for the quarter ended March 31, 2000, were $2,779,000 compared with such expenses in the same quarter of 1999 of $2,322,000, an increase of $457,000 or 20%. As percentage of sales, general and administrative expenses were 30% in the first quarter of 2000 compared with 29% in the comparable 1999 quarter. A significant portion of this increase represented expenses we incurred to support the increase in our distributor base in Eastern Canada and our new international licensees.

Our income from continuing operations for the quarter ended March 31, 2000 was $151,000 compared with income from continuing operations in the same quarter of the prior year of $215,000, a decrease of $64,000. This decrease was the result of the factors previously described.

Discontinued operations represent the operations of Great Xpectations. Income from discontinued operations was $131,000 for the quarter ended March 31, 1999. This income resulted from the reversal of certain liabilities recorded in prior years that were settled for less than the original contractual commitment.

Our net income for the quarter ended March 31, 2000 was $151,000, or $.01 per share, compared with net income in the comparable quarter of the prior year of $346,000, a decrease of $195,000. This decline was mainly the result of the income from discontinued operations in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2000, we had a net increase in cash of $377,000. This increase in cash resulted primarily from net cash provided by operating activities of $464,000, and $236,000 in net proceeds from borrowings, that was partially offset by the net cash used to purchase property and equipment of $151,000 and payments of long term debt and capital leases of $174,000. The net cash provided by operations was primarily the result of an increase in accounts payable and accrued liabilities (mainly accounts payable and accrued distributor commissions) of $619,000 that was partially offset by an increase in inventory of $421,000. This increase in inventory was related to the sales increase experienced by the Company.

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

During the remainder of 2000, we will require additional capital to complete the upgrade of the software used to manage our distributor network. We plan to finance the completion of these upgrades through cash flow from operations and existing credit lines. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

Other than those factors already described, we are not aware of any trends or uncertainties that would significantly effect our liquidity or capital resources in the future.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
        Not Applicable

PART II. OTHER INFORMATION



Item 1.           Legal Proceedings.

         None

Item 2.           Changes in Securities.

         None

Item 3.           Defaults Upon Senior Securities.

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         None

Item 5.           Other Information.

         None


Item 6.           Exhibits and Reports on Form 8-K

     (a) Exhibits

         27    Financial Data Schedule

         27.1  Restated Financial Data Schedule

     (b) Reports on Form 8-K

         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Royal BodyCare, Inc.
                               --------------------
                               Registrant



                               By:    /s/ Clinton H. Howard
                                    -------------------------------
                               Its: President





DATE:      May 15, 2000
           Irving, Texas

                                  EXHIBIT INDEX



EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
     27                             Financial Data Schedule

     27.1                           Restated Financial Data Schedule