Form 10-Q
period 2000-06-30
ROYAL BODYCARE INC/NV
filed 2000-08-09
CIK 830052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 33-20323


                              Royal BodyCare, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                               91-2015186
------------------------                                    ----------
(State of Incorporation)                               (IRS Employer ID No.)

         2301 Crown Court, Irving, Texas              75038
         -------------------------------              -----
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



Shares of common stock, par value $0.001, outstanding at August 10, 2000:


                                   13,916,294

                               TABLE OF CONTENTS



                                                                                    Page Number
                                                                                    -----------
PART I - FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of June 30, 2000 and December 31, 1999                     3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended June 30, 2000
                           and 1999                                                      4

                           Condensed Consolidated Statements of Operations
                           for the six months ended June 30, 2000 and 1999               5

                           Condensed Consolidated Statements of
                           Cash Flows for the six months ended June 30, 2000
                           and 1999                                                      6

                           Notes to Condensed Consolidated Financial
                           Statements                                                    7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                   12

         Item 3.           Quantitative and Qualitative Disclosure about
                           Market Risk                                                  16


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                            17

         Item 2.           Changes in Securities                                        17

         Item 3.           Defaults Upon Senior Securities                              17

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                                      17

         Item 5.           Other Information                                            17

         Item 6.           Exhibits and Reports on Form 8-K                             17

ITEM 1. FINANCIAL STATEMENTS


        ROYAL BODYCARE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS
        (UNAUDITED)

                                                    JUNE 30,       DECEMBER 31,
                                                      2000             1999
                                                  ------------     ------------
ASSETS
Current assets:
    Cash                                          $    537,991     $    208,225
    Accounts receivable                                714,552          542,191
    Inventories                                      3,153,971        2,904,603
    Deferred tax asset                                  16,981          248,981
    Prepaids and other                                 185,894           75,465

                                                  ------------     ------------
        Total current assets                         4,609,389        3,979,465

Property & equipment, net                            2,561,496        2,185,617

Goodwill, net                                        2,434,930        2,516,945

Other assets                                           336,530          318,369

                                                  ------------     ------------
                                                  $  9,942,345     $  9,000,396

                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt             $    603,882     $    671,806
    Notes payable                                      107,620          108,071
    Accounts payable                                 1,632,332          944,071
    Accrued liabilities                              1,820,973        2,059,495
    Net liabilities of discontinued operations         212,386          212,386

                                                  ------------     ------------
        Total current liabilities                    4,377,193        3,995,829

Long term debt, net of current portion                 687,944          584,980
Deferred tax liability, non-current                     31,535           31,535

Shareholders' equity:
    Common stock, $0.001 par value;
        50,000,000 shares authorized;
        13,916,294 shares issued and
        outstanding                                     13,916           13,916
    Paid in capital                                 12,147,818       12,147,818
    Accumulated deficit                             (7,333,515)      (7,785,407)
    Cumulative translation adjustment                   17,454           11,725

                                                  ------------     ------------
                                                     4,845,673        4,388,052

                                                  ------------     ------------
                                                  $  9,942,345     $  9,000,396

                                                  ============     ============


See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                      For the Quarter Ended June 30,
                                                      -----------------------------
                                                           2000             1999
                                                      ------------     ------------
Sales                                                 $ 10,769,133     $  8,450,346

Cost of goods sold                                       2,784,471        2,010,554
                                                      ------------     ------------
    Gross margin                                         7,984,662        6,439,792

Operating expenses
    Distributor commissions                              4,273,180        3,523,851
    Selling, general and administrative                  3,256,572        2,576,078
                                                      ------------     ------------
        Total operating expenses                         7,529,752        6,099,929
                                                      ------------     ------------
Income before income taxes                                 454,910          339,863

    Provision for income taxes                             154,000          160,000
                                                      ------------     ------------
Income from continuing operations                          300,910          179,863

Income from discontinued operations                             --            9,766
                                                      ------------     ------------
Net income                                            $    300,910     $    189,629
                                                      ============     ============

Income (loss) per share:

    Income from continuing operations per share       $       0.02     $       0.01
    Income from discontinued operations per share               --               --

                                                      ------------     ------------
    Net income per share                              $       0.02     $       0.01
                                                      ============     ============

    Weighted average common shares outstanding          13,916,294       13,862,205
                                                      ============     ============



See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                         For the Six Months Ended June 30,
                                                         --------------------------------
                                                             2000                1999
                                                         ------------        ------------
Sales                                                    $ 20,159,660        $ 16,591,666

Cost of goods sold                                          5,077,628           3,975,986
                                                         ------------        ------------
    Gross margin                                           15,082,032          12,615,680

Operating expenses
    Distributor commissions                                 8,363,058           6,972,337
    Selling, general and administrative                     6,035,082           4,898,567
                                                         ------------        ------------
        Total operating expenses                           14,398,140          11,870,904
                                                         ------------        ------------
Income before income taxes                                    683,892             744,776

    Provision for income taxes                                232,000             350,000
                                                         ------------        ------------
Income from continuing operations                             451,892             394,776

Income from discontinued operations                                --             141,199
                                                         ------------        ------------
Net income                                               $    451,892        $    535,975
                                                         ============        ============

Income (loss) per share:

    Income from continuing operations per share          $       0.03        $       0.03
    Income from discontinued operations per share                  --                0.01

                                                         ------------        ------------
    Net income per share                                 $       0.03        $       0.04
                                                         ============        ============

    Weighted average common shares outstanding             13,916,294          13,862,205
                                                         ============        ============


See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)


                                                               For the Six Months Ended June 30,
                                                              ------------------------------------
                                                                  2000                    1999
                                                              ------------            ------------
Cash flows from operating activities:
    Net income (loss)                                              451,892                 535,975
    Add loss from discontinued operations                     $         --            $   (141,199)
                                                              ------------            ------------
    Income (loss) from continuing operations                       451,892                 394,776
    Adjustment for non-cash items:
      Depreciation and amortization                                319,971                 217,797
      Deferred income taxes                                        127,000                 128,000
      (Increase) decrease in accounts receivable                  (172,486)                (16,135)
      (Increase) decrease in inventory                            (273,583)                (95,020)
      (Increase) decrease in prepaids and other                   (111,933)                 (8,649)
      (Increase) decrease in other assets                          (18,161)                  8,466
      Increase (decrease) in accounts payable
        and accrued expenses                                       568,973                 877,642
      Increase (decrease) in notes payable                              --                      --
                                                              ------------            ------------
    Cash flows from continuing operations                          891,673               1,506,877
    Cash flows from discontinued operations                             --                      --
                                                              ------------            ------------
Total cash provided by (used for) operating activities             891,673               1,506,877
                                                              ------------            ------------

Cash flows from investing activities:
    Purchase of property and equipment                            (486,775)               (417,780)
                                                              ------------            ------------
Total cash provided by (used for) investing activities            (486,775)               (417,780)
                                                              ------------            ------------

Cash flows from financing activities:
    Proceeds from long term debt                                   284,641                      --
    Payments of long term debt and capital leases                 (369,825)               (314,020)
                                                              ------------            ------------
Total cash provided by (used for) financing activities             (85,184)               (314,020)
                                                              ------------            ------------

Effect of exchange rate changes on cash flows                       10,052                  (5,910)
                                                              ------------            ------------
Net increase (decrease) in cash                                    329,766                 769,167

Cash, beginning of period                                          208,225                 382,409
                                                              ------------            ------------
Cash, end of period                                           $    537,991            $  1,151,576
                                                              ============            ============






See notes to condensed consolidated financial statements.

                     ROYAL BODYCARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 1999 was derived from our audited financial statements included in our Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 1999.

NOTE 2 - BUSINESS HISTORY:

HISTORY - In October 1999, we changed our name from GlobeNet International I, Inc. to Royal BodyCare, Inc. In conjunction with the name change, we also redomesticated to the State of Nevada.

Our history, and that of our predecessors, is as follows: In February 1988, the Jason Ray Corporation was organized under Delaware law for the purpose of combining with other businesses. In April 1988, the Jason Ray Corporation filed an initial public offering registration statement on Form S-1 with the Securities and Exchange Commission. On July 1, 1988, the Jason Ray Corporation changed its name to Seven Oaks Farms, Ltd. From May 1991 until October 1995, Seven Oaks Farms was a dormant entity, conducting no business activities. Effective November 1, 1995, Seven Oaks Farms merged with Mighty Power, Inc., a privately held Oklahoma corporation. The merger, a purchase under Accounting Principles Board Opinion 16, was accounted for as a reverse merger with Seven Oaks Farms being the survivor but Mighty Power being treated as the acquirer. Seven Oaks Farms then changed its name to Mighty Power USA, Inc.

In April 1997, Mighty Power USA, Inc. merged with GlobeNet Inc. This merger, also a purchase under Accounting Principles Board Opinion 16, was accounted for as a reverse merger with Mighty Power USA, Inc. being the survivor but GlobeNet Inc. being treated as the acquirer. Mighty Power USA, Inc. then changed its name to GlobeNet International I, Inc.

GlobeNet Inc. had been incorporated in June 1995 to serve as a holding company for affiliated corporations owned or controlled by Clinton Howard. In July 1995, Mr. Howard and members of his immediate family contributed the stock of these affiliated corporations to GlobeNet in exchange for shares of its stock.

Concurrent with the merger of Mighty Power USA and GlobeNet, an affiliate of Mighty Power USA, Great Xpectations Marketing, Inc., acquired all the assets and liabilities of two affiliates of Mighty Power USA for $100,000 in notes payable. GlobeNet International then purchased all the outstanding common stock of Great Xpectations for an additional $100,000 note payable. These transactions were also accounted for as purchases.

In June 1998, we announced our intention to spin-off Great Xpectations to our shareholders. Because Great Xpectations was unable to adequately execute its business plan and no longer had any meaningful assets, we subsequently decided to discontinue this planned spin-off. Our 1998 financial statements and our quarterly financial statements for the first three quarters of 1999 were prepared as if the spin-off of Great Xpectations had been completed on June 30, 1998. We have restated these financial statements to reflect our decision to discontinue the planned spin-off and discontinue Great Xpectations' operations. Accordingly, our 1999 financial statements include the accounts of Great Xpectations, resulting in the addition of income from discontinued operations of $9,766 and $141,199 for the three and six-month periods ended June 30, 1999, respectively.

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

In 1995, we began entering into agreements to license the exclusive rights to sell our products through third party licensees in various countries. Since 1995, we have entered into seven such agreements to market our products. Under these agreements independent distributors in the licensed countries are compensated according to the same compensation plan as that used for the independent distributors in the U.S. and Canada.

NOTE 3 - INVENTORIES:

At June 30, 2000 and December 31, 1999, inventories consist of finished goods, bulk products ready for packaging and packaging materials.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                     June 30, 2000      December 31, 1999
                                    ---------------     -----------------
Furniture and fixtures              $     3,438,668      $     2,900,850
Warehouse equipment                         324,386              304,854
Automotive equipment                         16,000               15,609
Leasehold improvements                      163,698              106,525
                                    ---------------      ---------------
                                          3,942,752            3,327,838
Less - accumulated depreciation          (1,381,256)          (1,142,221)
                                    ---------------      ---------------
                                    $     2,561,496      $     2,185,617
                                    ===============      ===============


NOTE 5 - GOODWILL:

Goodwill was recorded in connection with the acquisition of Pure Life International Products, Inc. in 1992 and Light Force, Inc. ("Light Force") in June 1996 as follows:

                                     June 30, 2000      December 31, 1999
                                    ---------------     -----------------
Light Force                         $     2,378,727      $     2,378,727
Pure Life                                   843,622              843,622
                                    ---------------      ---------------
                                          3,222,349            3,222,349
Less - accumulated amortization            (787,419)            (705,404)
                                    ---------------      ---------------
                                    $     2,434,930      $     2,516,945
                                    ===============      ===============

NOTE 6 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                     June 30, 2000     December 31, 1999
                                    ---------------    -----------------
Distributor Commissions             $     1,417,632     $     1,496,558
Sales and other taxes                       201,616             165,000
Interest                                     10,174              12,552
Other                                       191,551             385,385
                                    ---------------     ---------------
                                    $     1,820,973     $     2,059,495
                                    ===============     ===============

NOTE 7 - LONG TERM DEBT:

Long term obligations consist of the following:

                                     June 30, 2000      December 31, 1999
                                    ---------------     -----------------
Notes payable - banks               $       161,150      $       146,736
Convertible notes payable                   248,000              273,000
Debentures                                   25,000               25,000
Whigham settlement                          190,399              380,248
Capital leases                              667,277              431,802
                                    ---------------      ---------------
                                          1,291,826            1,256,786
Less - current portion                     (603,882)            (671,806)
                                    ---------------      ---------------
                                    $       687,944      $       584,980
                                    ===============      ===============

Included in notes payable-banks are three notes assumed in connection with the Light Force acquisition totaling $10,173 and $23,540 at June 30, 2000 and December 31, 1999, respectively, bearing interest at prime plus 5%, due in monthly payments aggregating $3,311 plus interest through November 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of cash payment for commissions payable.

Included in notes payable-banks are notes payable totaling $95,306 and $57,442 at June 30, 2000 and December 31, 1999, respectively for the purchase of automobiles. These notes are payable through 2005, bear interest ranging from 4.9% to 9%, and are collateralized by the automobiles financed.

Also included in notes payable-banks is an equipment repurchase note of $55,671 and $65,754 at June 30, 2000 and December 31, 1999, respectively, due in monthly payments of $2,146, including interest at 9%, through 2002.

In 1997, we sold convertible notes aggregating $730,000. The notes bear interest at 10% payable quarterly, and were originally due two years from the date of issuance. The notes are convertible into our common stock at any time prior to maturity at the option of the holder based on per share conversion price of $1.32. As of June 30, 2000, we have repaid $234,000 and $248,000 has been converted into 186,885 shares of our common stock. The remaining notes were renewed at the option of the holder for periods of one year from the anniversary of the original due date.

In 1994, we sold two debentures in the amount of $25,000 each, the proceeds of which were used for working capital. The principal portion of these debentures was due upon maturity in 1998. In 1997 the 10% Debenture holder exchanged his Debenture for a convertible note described above. In 1998, the holder of the other debenture extended the due date by four years. Interest on the debenture is payable monthly at a rate of 15%.

In 1999 we settled a claim by a former marketing consultant and distributor of our products ("Whigham Settlement") by agreeing to pay $540,000 over a 54-month period. The settlement was payable $100,000 in each October 1999, January 2000 and April 2000 and $5,000 a month beginning May 2000 through April 2004. The settlement is without interest and has been discounted at 10%.

Certain purchases of equipment and software have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 15%.

NOTE 8 - SHAREHOLDERS' EQUITY:

In connection with private placements of its common stock in October 1997, June 1998 and July 1998, we issued to the purchasers five-year warrants to purchase an aggregate of 1,216,931 shares of our unregistered common stock at an exercise price of $2.00 per share. The investors also received certain registration rights covering the private placement and warrant shares exercisable under certain circumstances described in the stock purchase agreements.

In addition, we have granted, to employees and distributors, options to purchase an additional 1,162,120 shares of unregistered common stock at exercise prices ranging from $.50 to $2.40 through 2005. All options were issued at or above market price at the time of issuance.

NOTE 9 - INCOME TAXES:

We file a consolidated tax return with our U.S. subsidiaries. Our Canadian subsidiaries file a consolidated Canadian tax return.

Deferred income taxes are the result of net operating loss carry-forwards expected to be fully utilized in the near future and other temporary differences. As of December 31, 1999, we had a net operating loss carryforward of approximately $657,000 available to offset future taxable income. The carryforward will expire between the years 2013 and 2015.

NOTE 10 - CONTINGENCIES:

From time to time we are involved in various legal matters arising in the normal course of business. In the opinion of management, all such matters that have come to our attention are without merit and the outcome will not have a material effect on our financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical facts included in this quarterly report on Form 10-Q, including statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our future financial positions, business strategy, budgets, project cost, and plans and objectives for future operations are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in such forward-looking statements will prove to be correct. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors or events that could cause or contribute to such differences include, but are not limited to:

o        general economic conditions

o        general market acceptance of our products and distribution methods

o        introduction of competitive products

o        pricing of competitive products

o regulatory actions effecting the market of our products and distribution methods

o reduction in demand for our products or the rate at which new distributors are recruited to join us

o the discontinuance or reduction of the production of Flanagan Microclusters(R) and Nanocolloidal Hydride, essential ingredients in certain of our products and which are produced by a single source

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared with the Quarter Ended June 30, 1999


Our sales for the quarter ended June 30, 2000 were $10,769,000 compared with sales for same quarter of the prior year of $8,450,000, an increase of $2,319,000 or 27%. In the second quarter of 2000, sales increased in all of our markets. Sales in the United States, Canada and other international markets increased $1,329,000, $731,000 and $259,000, respectively. The sales increase in the United States resulted from continued growth in the United States distributor base that began in late 1997. The increase in Canadian sales was primarily related to increased sales in Eastern Canada. Prior to mid-1999, our Canadian sales were heavily concentrated in Western Canada. However, during the second quarter of 1999, we attracted a distributor group in Eastern Canada that continues to grow rapidly. The increase in sales in our other international markets related to the initiation of operations by our licensees in Austria, Australia and Russia, and increased sales by our licensee in Sweden.

Our cost of goods sold for the quarter ended June 30, 2000 was $2,784,000 compared with cost of goods sold in the same quarter of the prior year of $2,011,000 an increase of $773,000 or 38%. As a percentage of sales, cost of goods sold increased from 24% in 1999 to 26% in 2000. This increase resulted mainly from the increase, as a percentage of total sales, of export sales to our international licensees. Export sales to international licensees have a lower gross margin since we do not pay the independent distributor commissions on the sales of these products.

Our distributor commissions for the quarter ended June 30, 2000 were $4,273,000 compared with distributor commissions in the same quarter of 1999 of $3,524,000, an increase of $749,000 or 21%. As a percentage of sales, distributor commissions in 2000 were 40% compared with 42% in 1999. This decrease resulted mainly from the increase, as a percentage of total sales, of export sales to our international licensees. We do not pay distributor commissions on the sales of these products.

Our general and administrative expenses for the quarter ended June 30, 2000, were $3,257,000 compared with such expenses in the same quarter of 1999 of $2,576,000, an increase of $681,000 or 26%. A significant portion of this increase represented expenses we incurred to support the increase in our distributor base in Eastern Canada and our new international licensees. As percentage of sales, general and administrative expenses were 30% in 1999 and 2000.

Our income from continuing operations for the quarter ended June 30, 2000 was $301,000 compared with income from continuing operations in the same quarter of the prior year of $180,000, an increase of $121,000. This increase was mainly the result of our increased sales during the second quarter of 2000.

Discontinued operations represent the operations of Great Xpectations. Income from discontinued operations was $10,000 for the quarter ended June 30, 1999.

Our net income for the quarter ended June 30, 2000 was $301,000, or $.02 per share, compared with net income in the comparable quarter of the prior year of $190,000, an increase of $111,000.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999


Our sales for the six months ended June 30, 2000 were $20,160,000 compared with sales for same period of the prior year of $16,592,000, an increase of $3,568,000 or 22%. In the first six months of 2000, sales increased in all of our markets. Sales in the United States, Canada and other international markets increased $1,798,000, $1,346,000 and $424,000, respectively. The sales increase in the United States resulted from continued growth in the United States distributor base that began in late 1997. The increase in Canadian sales was primarily related to increased sales in Eastern Canada. Prior to mid-1999, our Canadian sales were heavily concentrated in Western Canada. However, during the second quarter of 1999, we attracted a distributor group in Eastern Canada that continues to grow rapidly. The increase in sales in our other international markets related to the initiation of operations by our licensees in Austria, Australia and Russia, and increased sales by our licensee in Sweden.

Our cost of goods sold for the six months ended June 30, 2000 was $5,078,000 compared with cost of goods sold in the same period of the prior year of $3,976,000 an increase of $1,102,000 or 28%. As a percentage of sales, cost of goods sold increased from 24% in 1999 to 25% in 2000. This increase resulted mainly from the increase, as a percentage of total sales, of export sales to our international licensees. Export sales to international licensees have a lower gross margin since we do not pay the independent distributor commissions on the sales of these products.

Our distributor commissions for the six months ended June 30, 2000 were $8,363,000 compared with distributor commissions in the same period of 1999 of $6,972,000, an increase of $1,391,000 or 20%. As a percentage of sales, distributor commissions in 1999 and 2000 were 42%. During the first quarter of 2000, distributor commissions as a percentage of sales increased when compared to the comparable 1999 period because of an increase in the number of distributors that qualified to receive maximum commissions under our distributor compensation plan. This first quarter increase was offset by a decrease in distributor commissions as a percentage of sales during the second quarter of 2000 that was related to the increase export sales to our international licensees. As previously described, we do not pay distributor commissions on the sales of these products.

Our general and administrative expenses for the six months ended June 30, 2000, were $6,035,000 compared with such expenses in the same period of 1999 of $4,899,000, an increase of $1,136,000 or 23%. This increase resulted primarily from increased expenses associated with the growth of the distributor base in the United States and Eastern Canada, and our new international licensees. As percentage of sales, general and administrative expenses were 30% in 1999 and 2000.

Our income from continuing operations for the six months ended June 30, 2000 was $452,000 compared with income from continuing operations in the same period of the prior year of $395,000, an increase of $57,000. This increase was the result of the factors previously described.

Discontinued operations represent the operations of Great Xpectations. Income from discontinued operations was $141,000 for the six months ended June 30, 1999. This income resulted mainly from the reversal of certain liabilities recorded in prior years that were settled for less than the original contractual commitment.

Our net income for the six months ended June 30, 2000 was $452,000, or $.03 per share, compared with net income in the comparable quarter of the prior year of $536,000, a decrease of $84,000. This decline was the result of the income from discontinued operations in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, we had a net increase in cash of $330,000. This increase in cash resulted primarily from net cash provided by operating activities of $892,000, and $285,000 in net proceeds from borrowings, that was partially offset by the net cash used to purchase property and equipment of $487,000 and payments of long-term debt and capital leases of $370,000. The net cash provided by operations was primarily the result of an increase in accounts payable and accrued liabilities (mainly accounts payable and accrued distributor commissions) of $569,000 that was partially offset by an increase in inventory of $274,000. This increase in inventory was related to the sales increase we experienced.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable

PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

         Currently, no legal proceedings are pending against or involve us, that in the opinion of management could have an adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         We held our Annual Meeting of Shareholders on June 22, 2000. At this meeting the following persons were elected to serve as directors until the 2001 Annual Meeting of Shareholders:

                                           FOR                      AGAINST                    ABSTAINED
                                        ---------                   -------                    ---------
Steven E. Brown                         7,544,636                        0                      953,489
G. Patrick Flanagan                     7,544,636                        0                      953,489
Clinton H. Howard                       7,544,636                        0                      953,489
Richard A. Howard                       7,535,596                    9,040                      953,489
Kenneth L. Sabot                        7,544,636                        0                      953,489
Joseph S. Schuchert, Jr.                7,544,636                        0                      953,489

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits.

         (b)      Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Royal BodyCare, Inc.
                                            ------------------------------
                                            Registrant



                                            By: /s/ Clinton H. Howard
                                            ------------------------------
                                            Its: President





DATE: August 10, 2000
      Irving, Texas

                                  EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
     27             Financial Data Schedule

     27.1           Restated Financial Data Schedule