Form 10-Q
period 2000-09-30
ROYAL BODYCARE INC/NV
filed 2000-11-13
CIK 830052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission file number:    33-20323


                              Royal BodyCare, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                         91-2015186
------------------------                               ----------
(State of Incorporation)                          (IRS Employer ID No.)

         2301 Crown Court, Irving, Texas                  75038
         -------------------------------                  -----
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

Shares of common stock, par value $0.001, outstanding at November 10, 2000:


                                   13,916,294

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                        Page Number
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              as of September 30, 2000 and December 31, 1999               3

              Condensed Consolidated Statements of
              Operations for the quarters ended
              September 30, 2000 and 1999                                  4

              Condensed Consolidated Statements of Operations
              for the nine months ended
              September 30, 2000 and 1999                                  5

              Condensed Consolidated Statements of
              Cash Flows for the nine months ended
              September 30, 2000 and 1999                                  6

              Notes to Condensed Consolidated Financial
              Statements                                                   7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                  12

     Item 3.  Quantitative and Qualitative Disclosure about
              Market Risk                                                 16

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           17

     Item 2.  Changes in Securities                                       17

     Item 3.  Defaults Upon Senior Securities                             17

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                                     17

     Item 5.  Other Information                                           17

     Item 6.  Exhibits and Reports on Form 8-K                            17

ITEM 1. FINANCIAL STATEMENTS


         ROYAL BODYCARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
         (UNAUDITED)



                                                     SEPTEMBER 30,    DECEMBER 31,
                                                          2000            1999
                                                     -------------    -------------
ASSETS
Current assets:
    Cash                                             $     272,575    $     208,225
    Accounts receivable                                    605,960          542,191
    Inventories                                          3,927,030        2,904,603
    Deferred tax asset                                          --          248,981
    Prepaids and other                                     173,958           75,465
                                                     -------------    -------------
        Total current assets                             4,979,523        3,979,465
Property & equipment, net                                2,632,133        2,185,617
Goodwill, net                                            2,393,923        2,516,945
Other assets                                               473,855          318,369
                                                     -------------    -------------
                                                     $  10,479,434    $   9,000,396
                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt                $     634,602    $     671,806
    Notes payable                                          347,419          108,071
    Accounts payable                                     1,774,847          944,071
    Accrued liabilities                                  1,924,742        2,059,495
    Net liabilities of discontinued operations             100,000          212,386
                                                     -------------    -------------
        Total current liabilities                        4,781,610        3,995,829
Long term debt, net of current portion                     668,823          584,980
Deferred tax liability, non-current                         31,535           31,535

Shareholders' equity:
    Common stock, $0.001 par value;
        50,000,000 shares authorized;
        13,916,294 shares issued and
        outstanding                                         13,916           13,916
    Paid in capital                                     12,147,818       12,147,818
    Accumulated deficit                                 (7,183,864)      (7,785,407)
    Cumulative translation adjustment                       19,596           11,725
                                                     -------------    -------------
                                                         4,997,466        4,388,052
                                                     -------------    -------------
                                                     $  10,479,434    $   9,000,396
                                                     =============    =============


See notes to condensed consolidated financial statements.

         ROYAL BODYCARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED)


                                                         For the Quarter Ended September 30,
                                                         -----------------------------------
                                                                2000              1999
                                                          ---------------   ---------------
Sales                                                     $     9,248,329   $     8,374,371

Cost of goods sold                                              2,349,058         2,086,879
                                                          ---------------   ---------------
    Gross margin                                                6,899,271         6,287,492
Operating expenses
    Distributor commissions                                     3,641,441         3,437,912
    Selling, general and administrative                         3,144,565         2,783,204
                                                          ---------------   ---------------
        Total operating expenses                                6,786,006         6,221,116
                                                          ---------------   ---------------
Income before income taxes                                        113,265            66,376
    Provision for income taxes                                     38,000            30,966
                                                          ---------------   ---------------
Income from continuing operations                                  75,265            35,410
Income (loss) from discontinued operations                         74,386            (3,623)
                                                          ---------------   ---------------
Net income                                                $       149,651   $        31,787
                                                          ===============   ===============

Income (loss) per share:
    Income from continuing operations per share           $          0.01   $            --
    Income from discontinued operations per share                      --                --
                                                          ---------------   ---------------
    Net income per share                                  $          0.01   $            --
                                                          ===============   ===============
    Weighted average common shares outstanding                 13,916,294        13,862,205
                                                          ===============   ===============



See notes to condensed consolidated financial statements.

         ROYAL BODYCARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED)


                                                        For the Nine Months Ended September 30,
                                                        ---------------------------------------
                                                                2000               1999
                                                          ---------------   ---------------
Sales                                                     $    29,407,989   $    24,966,037
Cost of goods sold                                              7,426,686         6,062,865
                                                          ---------------   ---------------
    Gross margin                                               21,981,303        18,903,172
Operating expenses
    Distributor commissions                                    12,004,499        10,410,249
    Selling, general and administrative                         9,179,647         7,681,771
                                                          ---------------   ---------------
        Total operating expenses                               21,184,146        18,092,020
                                                          ---------------   ---------------
Income before income taxes                                        797,157           811,152
    Provision for income taxes                                    270,000           380,966
                                                          ---------------   ---------------
Income from continuing operations                                 527,157           430,186
Income from discontinued operations                                74,386           137,576
                                                          ---------------   ---------------
Net income                                                $       601,543   $       567,762
                                                          ===============   ===============

Income (loss) per share:
    Income from continuing operations per share           $          0.04   $          0.03
    Income from discontinued operations per share                      --              0.01
                                                          ---------------   ---------------
    Net income per share                                  $          0.04   $          0.04
                                                          ===============   ===============
    Weighted average common shares outstanding                 13,916,294        13,862,205
                                                          ===============   ===============


See notes to condensed consolidated financial statements.

         ROYAL BODYCARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)


                                                           For the Nine Months Ended September 30,
                                                           ---------------------------------------
                                                                  2000                1999
                                                             ---------------    ---------------
Cash flows from operating activities:
    Net income (loss)                                                601,543            567,762
    Less income from discontinued operations                 $       (74,386)   $      (137,576)
                                                             ---------------    ---------------
    Income (loss) from continuing operations                         527,157            430,186
    Adjustment for non-cash items:
      Depreciation and amortization                                  502,801            335,545
      Deferred income taxes                                          143,981            135,000
      (Increase) decrease in accounts receivable                     (64,272)          (153,408)
      (Increase) decrease in inventory                            (1,052,643)          (364,244)
      (Increase) decrease in prepaids and other                     (100,438)           113,539
      (Increase) decrease in other assets                           (155,486)           (36,741)
      Increase (decrease) in accounts payable
        and accrued expenses                                         707,305            600,536
      Increase (decrease) in notes payable                           239,348                 --
                                                             ---------------    ---------------
    Cash flows from continuing operations                            747,753          1,060,413
    Cash flows from discontinued operations                           74,386            (60,104)
                                                             ---------------    ---------------
Total cash provided by (used for) operating activities               822,139          1,000,309
                                                             ---------------    ---------------
Cash flows from investing activities:
    Purchase of property and equipment                              (695,498)          (668,550)
                                                             ---------------    ---------------
Total cash provided by (used for) investing activities              (695,498)          (668,550)
                                                             ---------------    ---------------
Cash flows from financing activities:
    Proceeds from long term debt                                     420,839                 --
    Payments of long term debt and capital leases                   (493,973)          (355,182)
                                                             ---------------    ---------------
Total cash provided by (used for) financing activities               (73,134)          (355,182)
                                                             ---------------    ---------------
Effect of exchange rate changes on cash flows                         10,843             (7,235)
                                                             ---------------    ---------------
Net increase (decrease) in cash                                       64,350            (30,658)
Cash, beginning of period                                            208,225            382,409
                                                             ---------------    ---------------
Cash, end of period                                          $       272,575    $       351,751
                                                             ===============    ===============




See notes to condensed consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 1999 was derived from our audited financial statements included in our Form 10-K for the year ended December 31, 1999. The accompanying financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 1999.

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

In June 1998, we announced our intention to spin-off Great Xpectations to our shareholders. Because Great Xpectations was unable to adequately execute its business plan and no longer had any meaningful assets, we subsequently decided to discontinue this planned spin-off. Our 1998 financial statements and our quarterly financial statements for the first three quarters of 1999 were prepared as if the spin-off of Great Xpectations had been completed on June 30, 1998. We have restated these financial statements to reflect our decision to discontinue the planned spin-off and discontinue Great Xpectations' operations. Accordingly, our 1999 financial statements include the accounts of Great Xpectations, resulting in a loss from discontinued operations of $4,000 and income from discontinued operations of $138,000 for the three and nine-month periods ended September 30, 1999, respectively.

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

NOTE 3 - INVENTORIES:

At September 30, 2000 and December 31, 1999, inventories consist of finished goods, bulk products ready for packaging and packaging materials.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:


                                     September 30, 2000    December 31, 1999
                                     ------------------    -----------------
Office equipment and
computer software                    $        3,624,571    $       2,900,850
Warehouse equipment                             351,482              304,854
Automotive equipment                             16,000               15,609
Leasehold improvements                          163,698              106,525
                                     ------------------    -----------------
                                              4,155,751            3,327,838
Less - accumulated depreciation              (1,523,618)          (1,142,221)
                                     ------------------    -----------------
                                     $        2,632,133    $       2,185,617
                                     ==================    =================

In August 2000, we entered into a contract to purchase our corporate headquarters facility located in Irving, Texas for $3,500,000. This contract is subject to certain contingencies including the arrangement of suitable financing. In connection with the execution of this contract, we advanced a $105,000 refundable deposit to the seller.

NOTE 5 - GOODWILL:

Goodwill was recorded in connection with the acquisition of Pure Life International Products, Inc. in 1992 and Light Force, Inc. ("Light Force") in June 1996 as follows:

                                      September 30, 2000   December 31, 1999
                                      ------------------   -----------------
Light Force                           $       2,378,727    $       2,378,727
Pure Life                                       843,622              843,622
                                      ------------------   -----------------
                                              3,222,349            3,222,349
Less - accumulated amortization                (828,426)            (705,404)
                                      ------------------   -----------------
                                      $       2,393,923    $       2,516,945
                                      =================    =================

NOTE 6 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                      September 30, 2000   December 31, 1999
                                      ------------------   -----------------
Distributor Commissions               $        1,347,621   $       1,496,558
Sales and other taxes                            276,655             165,000
Interest                                          11,445              12,552
Other                                            289,021             385,385
                                      ------------------   -----------------
                                      $       1,924,742    $       2,059,495
                                      =================    =================

NOTE 7 - LONG TERM DEBT:

Long term obligations consist of the following:

                                                          September 30, 2000  December 31, 1999
                                                          ------------------  -----------------
Notes payable - banks                                     $          275,859    $       146,736
Convertible notes payable                                            208,000            273,000
Debentures                                                            25,000             25,000
Whigham settlement                                                   183,486            380,248
Capital leases                                                       611,080            431,802
                                                          ------------------    ---------------
                                                                   1,303,425          1,256,786
Less - current portion                                              (634,602)          (671,806)
                                                          ------------------    ---------------
                                                          $          668,823    $       584,980
                                                          ==================    ===============

Included in notes payable-banks are three notes assumed in connection with the Light Force acquisition totaling $3,436 and $23,540 at September 30, 2000 and December 31, 1999, respectively, bearing interest at prime plus 5%, due in monthly payments aggregating $3,311 plus interest through November 2000. One note was assumed at the time of the acquisition and two additional notes were assumed in 1997 in lieu of cash payment for commissions payable.

Included in notes payable-banks are notes payable totaling $116,959 and $57,442 at September 30, 2000 and December 31, 1999, respectively for the purchase of automobiles. These notes are payable through 2005, bear interest ranging from 4.9% to 9%, and are collateralized by the automobiles financed.

Included in notes payable-banks is an equipment repurchase note of $50,464 and $65,754 at September 30, 2000 and December 31, 1999, respectively, due in monthly payments of $2,146, including interest at 9%, through 2002.

Also included in notes payable-banks is a five-year note for $105,000 that bears interest at 10%. This note is payable interest only for the first 90 days, with monthly principal and interest payments due thereafter. Proceeds from this borrowing were used to make a refundable deposit in connection with our contract to purchase our headquarters facility located in Irving, Texas as described in
Note 4.

In 1997, we sold convertible notes aggregating $730,000. The notes bear interest at 10% payable quarterly, and were originally due two years from the date of issuance. The notes are convertible into our common stock at any time prior to maturity at the option of the holder based on per share conversion price of $1.32. As of September 30, 2000, we have repaid $274,000 and $248,000 has been converted into 186,885 shares of our common stock. The remaining notes were renewed at the option of the holder for periods of one year from the anniversary of the original due date.

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

In 1999 we settled a claim by a former marketing consultant and distributor of our products ("Whigham Settlement") by agreeing to pay $540,000 over a 54-month period. The settlement was payable $100,000 in each October 1999, January 2000 and April 2000 and $5,000 per month beginning May 2000 through April 2004. The settlement is without interest and has been discounted at 10%.

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

In addition, we have granted, to employees and distributors, options to purchase an additional 1,126,120 shares of unregistered common stock at exercise prices ranging from $.50 to $2.40 through 2005. All options were issued at or above market price at the time of issuance.

NOTE 9 - INCOME TAXES:

We file a consolidated tax return with our U.S. subsidiaries. Our Canadian subsidiaries file a consolidated Canadian tax return.

Deferred income taxes are the result of net operating loss carry-forwards expected to be fully utilized in the near future and other temporary differences. As of December 31, 1999, we had a net operating loss carryforward of approximately $657,000 available to offset future taxable income. The carryforward will expire between the years 2013 and 2015. However, we expect a significant portion of this carryforward in 2000.

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

o        general market acceptance of our products and distribution methods

o        introduction of competitive products

o        pricing of competitive products

o regulatory actions effecting the market of our products and distribution methods

o reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

o the discontinuance or reduction of the production of Flanagan Microclusters(R)and Nanocolloidal Hydride, essential ingredients in certain of our products and which are produced by a single source

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared with the Quarter Ended September 30, 1999

Our sales for the quarter ended September 30, 2000 were $9,248,000 compared with sales for same quarter of the prior year of $8,374,000, an increase of $874,000 or 10%. In the third quarter of 2000, sales increased in all of our markets. Sales in the United States, Canada and other international markets increased $270,000, $431,000 and $173,000, respectively. The sales increase in the United States resulted from continued growth in the United States distributor base that began in late 1997. The increase in Canadian sales was primarily related to increased sales in Eastern Canada. Prior to mid-1999, our Canadian sales were heavily concentrated in Western Canada. However, during the second quarter of 1999, we attracted a distributor group in Eastern Canada that continues to grow rapidly. The increase in sales in our other international markets related to the initiation of operations by our licensees in Austria, Australia and Russia, and increased sales by our licensee in Sweden.

Our cost of goods sold for the quarter ended September 30, 2000 was $2,349,000 compared with cost of goods sold in the same quarter of the prior year of $2,087,000 an increase of $262,000 or 13%. This increase was primarily due to the increased sales during this period over the same period in 1998. As a percentage of sales, cost of goods sold was 25% in 1999 and 2000.

Our distributor commissions for the quarter ended September 30, 2000 were $3,641,000 compared with distributor commissions in the same quarter of 1999 of $3,438,000, an increase of $203,000 or 6%. As a percentage of sales, distributor commissions in 2000 were 39% compared with 41% in 1999. This percentage decrease resulted mainly from a re-structuring of our distributor compensation plan that became fully effective June 1, 2000. We expect this percentage to increase over time as distributors qualify for the highest commission levels in the plan. The decrease in distributor commissions as a percentage of sales was also partially attributable to the increase, as a percentage of total sales, of export sales to our international licensees. We do not pay distributor commissions on the sales of these products.

Our general and administrative expenses for the quarter ended September 30, 2000, were $3,145,000 compared with such expenses in the same quarter of 1999 of $2,783,000, an increase of $362,000 or 13%. A significant portion of this increase represented expenses we incurred to support the increase in our distributor base in Eastern Canada and our new international licensees. As percentage of sales, general and administrative expenses were 34% and 33% in 2000 and 1999, respectively.

Our income from continuing operations for the quarter ended September 30, 2000 was $75,000 compared with income from continuing operations in the same quarter of the prior year of $35,000, an increase of $40,000 or 114%. This increase was mainly the result of our decreased distributor commissions on a percentage basis.

Discontinued operations represent the operations of Great Xpectations. Income from discontinued operations for the third quarter ended September 30, 2000, which amounted to $74,000, was attributable to the reversal of certain accruals. These accruals were originally based on estimates that assumed Great Xpectations' operations would continue. Since these operations have been discontinued, it was determined that the accruals were no longer necessary. The loss from discontinued operations was $4,000 for the quarter ended September 30, 1999.

Our net income for the quarter ended September 30, 2000 was $150,000, or $.01 per share, compared with net income in the comparable quarter of the prior year of $32,000, an increase of $118,000 or 369%.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

Our sales for the nine months ended September 30, 2000 were $29,408,000 compared with sales for same period of the prior year of $24,966,000, an increase of $4,442,000 or 18%. In the first nine months of 2000, sales increased in all of our markets. Sales in the United States, Canada and other international markets increased $2,068,000, $1,777,000 and $597,000, respectively. The sales increase in the United States resulted from continued growth in the United States distributor base that began in late 1997. The increase in Canadian sales was primarily related to increased sales in Eastern Canada. Prior to mid-1999, our Canadian sales were heavily concentrated in Western Canada. However, during the second quarter of 1999, we attracted a distributor group in Eastern Canada that continues to grow rapidly. The increase in sales in our other international markets related to the initiation of operations by our licensees in Austria, Australia and Russia, and increased sales by our licensee in Sweden.

Our cost of goods sold for the nine months ended September 30, 2000 was $7,427,000 compared with cost of goods sold in the same period of the prior year of $6,063,000 an increase of $1,364,000 or 22%. As a percentage of sales, cost of goods sold increased from 24% in 1999 to 25% in 2000. This increase resulted mainly from the increase, as a percentage of total sales, of export sales to our international licensees. Export sales to international licensees have a lower gross margin since we do not pay the independent distributor commissions on the sales of these products.

Our distributor commissions for the nine months ended September 30, 2000 were $12,004,000 compared with distributor commissions in the same period of 1999 of $10,410,000, an increase of $1,594,000 or 15%. As a percentage of sales, distributor commissions decreased from 42% in 1999 to 41% in 2000. This percentage decrease resulted mainly from a re-structuring of our distributor compensation plan that became fully effective June 1, 2000. We expect this percentage to increase over time as distributors qualify for the highest commission levels in the plan. The decrease in distributor commissions as a percentage of sales was also partially attributable to the increase in export sales to our international licensees. As previously described, we do not pay distributor commissions on the sales of these products.

Our general and administrative expenses for the nine months ended September 30, 2000, were $9,180,000 compared with such expenses in the same period of 1999 of $7,682,000, an increase of $1,498,000 or 20%. This increase resulted primarily from increased expenses associated with the growth of the distributor base in the United States and Eastern Canada, and our new international licensees. As percentage of sales, general and administrative expenses were 31% in 1999 and 2000.

Our income from continuing operations for the nine months ended September 30, 2000 was $527,000 compared with income from continuing operations in the same period of the prior year of $430,000, an increase of $97,000. This increase was the result of the factors previously described.

Discontinued operations represent the operations of Great Xpectations. Income from discontinued operations for the nine months ended September 30, 2000, which amounted to $74,000, was attributable to the reversal of certain accruals. These accruals were originally based on estimates that assumed Great Xpectations' operations would continue. Since these operations have been discontinued, it was determined that the accruals were no longer necessary. Income from discontinued operations for the nine months ended September 30, 1999 was $138,000. This income resulted mainly from the reversal of certain liabilities recorded in prior years that were settled for less than the original contractual commitment.

Our net income for the nine months ended September 30, 2000 was $602,000, or $.04 per share, compared with net income in the comparable quarter of the prior year of $568,000 or $.04 per share, an increase of $34,000. This increase resulted from the improvement in income from continuing operations, which was mainly attributable to higher sales in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2000, we had a net increase in cash of $64,000. This increase in cash resulted primarily from net cash provided by operating activities of $822,000, and $421,000 in net proceeds from borrowings, that was partially offset by the net cash used to purchase property and equipment of $695,000 and payments of long-term debt and capital leases of $494,000. The net cash provided by operations was primarily the result of an increase in accounts payable and accrued liabilities (mainly accounts payable and accrued distributor commissions) of $707,000 that was partially offset by an increase in inventory of $1,053,000. This increase in inventory was related to the sales increase we experienced and the timing of the receipt of a large order of bulk product. We expect inventory levels to decline during the fourth quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
        ABOUT MARKET RISK

        Not applicable

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings.

         Currently, no legal proceedings are pending against or involve us that in the opinion of management could have an adverse effect on our business, financial condition or results of operations.

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


                                    Royal BodyCare, Inc.
                                    ------------------------------------------
                                    Registrant



                                    By: /s/ Clinton H. Howard
                                       ---------------------------------------
                                    Its: President





DATE:    November 10, 2000
         Irving, Texas

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.1         Real Estate Purchase Agreement

  27.1         Financial Data Schedule

  27.2         Restated Financial Data Schedule