Form 10-K405
period 2000-12-31
ROYAL BODYCARE INC/NV
filed 2001-04-02
CIK 830052

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

            On March 15, 2001, the closing price of Registrant's common stock sold was $.3125 per share. On such date, 6,468,106 shares of Registrant's Common Stock were held by non-affiliates. Based upon the price on such date, the aggregate market value of Registrant's voting stock held by non-affiliates on that date was $2,021,283 (6,468,106 shares time $.3125 per share).

            As of March 15, 2001, 13,916,294 shares of the registrant's Common Stock were outstanding.

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

o    introduction of competitive products

o    pricing of competitive products

o regulatory actions effecting the market of our products and distribution methods

o reduction in demand for our products or the rate at which new distributors are recruited to join us

o the discontinuance or reduction of the production of Flanagan Microclusters(R) and Silica Hydride, essential ingredients in certain of our products and which are produced at a single manufacturing facility

                              ROYAL BODYCARE, INC.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I..................................................................................................1
      Item 1. Business..................................................................................1
      Item 2. Properties................................................................................6
      Item 3. Legal Proceedings.........................................................................6
      Item 4. Submission of Matters to a Vote of Securities Holders.....................................6

PART II.................................................................................................7
      Item 5. Market for the Company's Common Equity and Related Stockholder Matters....................7
      Item 6. Selected Financial Data...................................................................8
      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.....8
      Item 7A. Quantitative and Qualitative Disclosure about Market Risk...............................11
      Item 8. Financial Statements and Supplemental Data...............................................11
      Item 9. Changes in and Disagreements with accountants and Financial Disclosure...................11
PART III...............................................................................................13
      Item 10. Directors and Executive Officers........................................................13
      Item 11. Executive Compensation..................................................................15
      Item 12. Security Ownership and Certain Beneficial Owners and Management.........................17
      Item 13. Certain Relationships and Related Transactions..........................................18

PART IV................................................................................................19
      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................19

SIGNATURES.............................................................................................21

                                     PART I

ITEM 1. BUSINESS

GENERAL/HISTORY

            We are a Nevada corporation engaged in marketing products through a worldwide network of independent distributors. Our core product line is marketed under the Royal BodyCare brand name and includes products in the following categories:

            -  herbal formulas        -  antioxidants
            -  vitamins               -  fitness and weight management programs
            -  minerals               -  hair and skin products


            We have recently introduced a selection of Internet products that we market under the brand name BizAdigm(TM). This marketing effort is currently in the development stage so only limited activity has taken place. The Internet products to be offered include web sites, on-line training and mini-CD's used for presenting promotional information.

            Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by e-mail at webmaster@royalbodycare.org. Our web sit address is www.royalbodycare.com. Our Chief Executive Officer is Clinton H. Howard and our Chief Financial Officer is Steven E. Brown, and both of them can be reached at our principal offices.

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

            Both the Texas and Canadian-incorporated Royal BodyCare companies are part of our on-going operations. Their product lines, distributor networks and sales are continuing to increase. The other three affiliated corporations acquired by GlobeNet, however, have discontinued operations. Royal BodyCare S.A. de C.V., which was formed in 1993 to market through a network of independent distributors in Mexico a limited number of our nutritional, skin care and personal care products, discontinued operations in 1995, when it could not reach a break-even operating level. KaloVita, Inc., which was a direct marketing company with a product line and a 25,000-member distributor network similar to ours, was acquired by Mr. Howard in 1994 from Dr. M. G. Robertson for nominal consideration at a time when KaloVita was in extremely poor financial condition having never shown a profit and having exhausted its working capital. Efforts to streamline their operations by closing its Virginia facility and moving it to Dallas, Texas were not successful due to aggressive action by its creditors, and KaloVita, Inc. was forced into filing for protection under Chapter 11 of the Bankruptcy Code in November of 1994. A liquidating plan was approved by the bankruptcy court in 1996 and the case was closed in 1998, with KaloVita being dissolved. We have absorbed and merged into us the quality control testing and laboratory operations formerly performed by Arlington Lab. Arlington Lab discontinued operations in 1995.

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

            Effective April 1, 1997, Mighty Power USA, Inc., now at this time a corporation whose stock was publicly traded on the NASDAQ Bulletin Board, merged with GlobeNet. In connection with the merger, Mighty Power USA effected a one-for-seven reverse stock split. All share figures in this report have been adjusted to reflect this reverse split. Mighty Power USA then issued 7,886,415 new shares to the shareholders of GlobeNet in exchange for 100% of the outstanding stock of GlobeNet. In addition, under the terms of the merger agreement, certain shareholders of Mighty Power USA transferred an additional 2,541,427 shares of common stock to the GlobeNet shareholders. As a result, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of Mighty Power USA. In connection with these transactions, Mighty Power USA changed its name to GlobeNet International I, Inc. The merger which was accounted for as a purchase has been accounted for as a reverse merger with GlobeNet being the acquirer. Therefore, GlobeNet's historical financial statements are now our historical financial statements.

            Concurrent with the merger of Mighty Power USA and GlobeNet, an affiliate of Mighty Power USA, Great Xpectations Marketing, Inc., acquired all the assets and liabilities of two other affiliates of Mighty Power USA for $100,000 in notes payable. Great Xpectations is a direct marketer of nutritional supplements, automobile and household products and services. We then purchased all the outstanding common stock of Great Xpectations for an additional $100,000 note payable. These transactions were also accounted for as a purchase. In June, 1998, we announced our intention to spin off Great Xpectations to our shareholders. Great Xpectations was unable to adequately execute its business plan and does not currently have any meaningful assets. As a result, we decided to discontinue the planned spin-off of Great Xpectations. Our 1998 financial statements were prepared as if the spin-off of Great Xpectations had been completed on June 30, 1998. We have now restated our 1998 financial statements to reflect our decision to discontinue the spin-off and discontinue Great Xpectations' operations.

PLANT AND EQUIPMENT

            We purchase the products marketed under our Royal BodyCare division from unaffiliated manufacturers and suppliers. The production of these products can be obtained from a number of sources at competitive prices. However, some of the essential ingredients, most notably Flanagan Microclusters(R), including the Silica Hydride form, are subject to license agreements specifying the source and price for such ingredients. Accordingly, we do not have or need any plant or manufacturing facilities, machinery or equipment. Other than normal office furniture and computer equipment, the only other property or equipment that we own or use is laboratory equipment owned and maintained for internal quality control testing of our products and distribution of our products to our independent distributors.

            BizAdigm products marketed through the Internet are also provided through contracts with third party providers. Computer equipment required to provide the BizAdigm product line is principally provided by the Company's main Internet product supplier, NetSalon, Inc.

EMPLOYEES

            We currently have 155 employees, of whom 7 are executive officers or management employees, 17 are department heads, 26 are warehouse employees, 56 are in customer service or order entry, 6 are in financial or accounting and the remaining are clerical or administrative. We do not foresee any significant increase being necessary for our workforce in 2001. None of our employees are represented by labor unions, and we have not experienced work stoppages or other labor strife with our employees.

DISTRIBUTOR NETWORK

            We attempt to recruit people who can effectively explain our line of products, demonstrate their uses and applications and effectively utilize our direct marketing techniques to sell our products and sponsor other distributors. This type of direct marketing strategy is commonly referred to as multi-level or network marketing. Our distributors can market Royal BodyCare products, BizAdigm products, or both. We believe that distributors who sell BizAdigm products through the Internet will also have increased opportunities to sell Royal BodyCare products.

            Our two Royal BodyCare companies, the United States and Canada, had approximately 88,000 active independent distributors at December 31, 2000, of whom approximately 73,000 are located in the United States and 15,000 are located in Canada. We consider an independent distributor active if he/she has placed an order within the previous twelve months. We compensate distributors who market the Royal BodyCare product line through a "Stair Step" program consistent with other industry recognized compensation programs. Under this compensation program we pay sales commissions and cash rebates to our distributors. These commissions and cash rebates are based on the amount of purchases by the distributor and his/her sales group. Distributor compensation is paid monthly.

            Distributors of BizAdigm products will be compensated through a "Binary" compensation plan. This type plan is also an industry recognized compensation program. Under this plan, we pay commissions based on the purchases of the distributor's sales organization. Distributor compensation is paid weekly and, in certain cases, daily.

            Except for sales meetings and certain promotional activities that we sponsor, our distributors are responsible for all expenses incurred by them in their sales programs.

            We use the Internet to support our marketing efforts and enhance communication with our distributors. Presently though our web sites distributors can obtain information about us and our products, and other current information such as new product announcements and descriptions of product specials and other sales promotions. Through our Royal BodyCare web site, we provide our distributors the ability to enroll new Royal BodyCare distributors and to place orders. All BizAdigm distributors are enrolled and all BizAdigm products are ordered through a BizAdigm web site. To help our distributors better manage their businesses, we allow them to obtain information related to their sales groups directly from our database through the Internet.

OVERSEAS DISTRIBUTORS

            We have entered into exclusive license agreements with overseas licensee groups for marketing the Royal BodyCare line of products. Five of these licensees are active in the following nations:

            -  Japan             -  Finland              -  Australia
            -  Indonesia         -  Iceland              -  New Zealand
            -  Sweden            -  Switzerland          -  Kazakhstan
            -  Norway            -  Austria              -  Russia
            -  Denmark           -  Belgium              -  Ukraine
            -  Netherlands       -  Netherlands

            Pursuant to these agreements these overseas licensees, which are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories through office/warehouse facilities. The independent distributors in these territories are compensated by the licensee using the same or a similar compensation plan as that used by us for our distributors in the United States and Canada.

PRODUCTS

            With the introduction of BizAdigm in December 2000, we now market our products through two divisions. Royal BodyCare markets nutritional supplements, personal care products and fitness programs. BizAdigm markets Internet and related products.

            Royal BodyCare. We currently market a line of over 200 nutritional supplements, personal care products and fitness programs, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. All of these products are marketed under our Royal BodyCare trade name. We procure these products from unaffiliated manufacturers and suppliers and have them made or processed according to our specifications or formulas. Our line of products features several proprietary ingredients including:

o Flanagan Microclusters(R), a mineral catalyst that increases absorption of nutritional supplements;

o Silica Hydride, a nutritional form of hydrogen that is an antioxidant and has other beneficial properties; and

o Master Amino Acid Pattern, or MAP, a blend of essential maximum amino acids in a proportion that maximizes utilization by the body.

Because these ingredients are proprietary it is unlikely that we would be able to find alternative suppliers of these ingredients. Our product line also features spirulina as a main ingredient in nutritional supplements and aloe vera as a main ingredient in our skin and personal care products. We maintain quality control of our products by our in-house laboratory facilities and operations.

            BizAdigm. We are currently involved in the introduction of a new line of Internet products that we have branded BizAdigm. This product line presently consists of five products which we refer to as the Affiliate Portal, the EzSite Builder, the University, the Aeon Card Program and the Tax Wellness Program.

            With the purchase of an Affiliate Portal, a distributor receives access to his/her own BizAdigm web site. This web site comes with unlimited email accounts and can be used as a start page with links to information such as news, weather and business information. The Affiliate Portal also provides the distributor the means to market the BizAdigm product line. Through this Affiliate Portal, the distributor can sign up new distributors through the sale of a new Affiliate Portal as well as sell the other BizAdigm products. The EzSite Builder is a program the allows a non-technical user the ability to create a web site through a variety of preprogrammed web site templates. The price of the EzSite web site includes hosting of the site for one year. The University consists of over 170 on-line training courses covering topics such as basic computer skills and other business-related subjects. The Aeon Card Program allows a non-technical user the ability to create a presentation for reproduction on a mini-CD. This program provides a variety of preprogrammed presentation templates from which to choose. The Tax Wellness Program consists of tax information and record-keeping aids relevant to the operation of a home-based business.

            With the exception of the Tax Wellness Program, we provide the BizAdigm products through a non-exclusive agreement with a third party provider. The Tax Wellness Program is a combination of materials obtained from various third party sources.

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

CAPITAL STOCK

            We have authorized 50 million shares of common stock. As of March 15, 2001, we had issued and outstanding 13,916,294 shares of common stock.

REPORTS TO SECURITY HOLDERS

            We are subject to the continuous disclosure requirements of the Securities and Exchange Commission because we have had previous offerings registered pursuant to Section 15(d) of the Securities Act of 1933, as amended. Because we are a Section 15(d) company, we are not required to distribute an annual report to our shareholders. However, all of our filings with the Securities and Exchange Commission are available on-line for all shareholders to access at www.sec.gov. In addition, we distribute quarterly news releases to our shareholders as well as a year-end news release that includes operating results from our audited financial statements.

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

            Through an agreement with Flanagan Technologies, Inc., a company controlled by Dr. G. Patrick Flanagan, one of our directors, we have exclusive marketing rights to Flanagan Microclusters(R), a mineral catalyst that increases absorption of nutritional supplements, and Silica Hydride, a nutritional form of hydrogen with antioxidant and other beneficial properties. These substances are produced through proprietary technology developed and owned by its inventor, Dr. Patrick Flanagan. Silica Hydride is the principal ingredient in our leading product, Microhydrin(R).

            Interamerican Nutritional Research Laboratories owns the MAP patent and has licensed it to International Nutrition Research Center. Both entities are controlled by Dr. Maurizio Luca Moretti. We do not have any long-term agreement with International Nutrition Research Center to supply us with or license the MAP product to us.

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

ITEM 2. PROPERTIES

            In March 2001, we purchased the approximately 119,000 square feet facility that houses our executive offices and warehouse space for approximately $3.5 million. Prior to then, we leased that facility. We also lease distribution facilities in Vancouver, British Columbia and Toronto, Ontario for our sales operations in Canada at an aggregate annual rental of $128,000.

ITEM 3. LEGAL PROCEEDINGS

ROYAL BODYCARE JAPAN, DUDLEY A. OLSEN AND DUANE ENGHOLM v. ROYAL BODYCARE, INC. and CLINTON HOWARD

            On March 29, 1999, the plaintiffs filed an action in federal court against us and Mr. Howard, asserting causes of action for breach of contract, fraud, misrepresentation and violations of the Texas the Texas Deceptive Trade Practices Act and sought actual and compensatory damages of $2,868,000 and punitive damages of $10,000,000. On December 14, 1999, the parties reached an agreement in principal to settle all claims in controversies, under the terms of which we agreed to pay the sum of $10,000.00 and to reinstate a particular distributor plan for our distributors and related parties who performed sale services on behalf of our Japanese affiliate. That settlement was not consummated as the plaintiffs discharged their attorneys and apparently retained new counsel. A further attempt at settlement, through a formal mediation session, failed and the case has now been administratively reopened by the Court. The Court has required the parties to meet and confer but it is unclear whether new counsel has been formally retained by plaintiffs or whether their most previous counsel served only for purposes of settlement discussions. As only minimal discovery has been accomplished on this case, the Company is unable to predict the ultimate resolution of this case. It is not possible to determine materiality on our operations if the claims asserted are successful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our Common Stock is traded on the Nasdaq over-the-counter Bulletin Board published by the National Quotation Bureau, Inc. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years:

QUARTER
ENDED                             3/31/99             6/30/99           9/30/99            12/31/99
-----                             -------             -------           -------            --------
HIGH                               1.275               1.625             1.34375            1.03125
LOW                                 .875               .9375              .75                .6875

QUARTER
ENDED                             3/31/00             6/30/00           9/30/00            12/31/00
-----                             -------             -------           -------            --------
HIGH                               1.0625              .875              .8125              .7812
LOW                                .625                .375              .4688              .4062

            As of March 23, 2001 there were approximately 442 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

            During the last year we have not sold our securities in offerings which have not been registered for sale with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or any state securities commissioner.

            Our convertible notes, and the shares of our common stock issued upon conversion of these notes, are subject to certain restrictions upon the sale or transfer thereof which are denoted prominently upon the certificates of these securities as required by the applicable federal and state securities laws. We have further instructed our transfer agent to not transfer these securities in the absence of registration or satisfactory evidence that the transfer would be in compliance with the applicable securities laws pertaining thereto. Exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by us under Section 4(2) of the Federal Securities Act of 1933 as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

ITEM 6. SELECTED FINANCIAL DATA

            The financial data included in the table shown below has been selected by us and has been derived from the financial statements for the periods indicated. The consolidated balance sheets as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for each of the years ended in the period December 31, 1999 have been audited by Swalm, Thomas & Associates, PLLC, formerly Osborn, Swalm, Thomas & Associates, PLLC. The consolidated balance sheet as of December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the year then ended have been audited by Grant Thornton LLP.

                                                         YEARS ENDED DECEMBER 31
                                ----------------------------------------------------------------------------
                                    2000            1999            1998            1997            1996
                                ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Total Revenue                   $ 39,993,344    $ 35,681,261    $ 28,383,722    $ 13,350,194    $  9,022,066
Income (loss) from
      continuing operations          439,503         130,697         511,270        (614,578)        (25,441)
Net Income (Loss)                    510,289         268,273         (33,587)       (686,881)        (25,447)

BALANCE SHEET DATA:
Cash and cash equivalents            230,460          83,225         382,409          10,405          94,630
Working Capital (Deficit)           (329,625)        (16,364)        454,954         763,722        (149,181)
Total Assets                      10,744,991       9,000,396       8,207,633       5,608,426       3,967,493
Long Term Debt                     1,301,212       1,256,786       1,004,927         803,561         367,571
Shareholders' Equity               4,801,948       4,388,052       4,061,602       3,583,543       1,984,081

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES; MATERIAL CHANGES IN FINANCIAL CONDITION

            During the year ended December 31, 2000, we had a net increase in cash of $147,000. This increase in cash resulted from net cash provided by operating activities of $833,000, most of which was used to fund purchases of property and equipment and repay borrowings. During 2000, we continued the development of our computer system that began in 1999. This new software platform was designed to support continued growth in our distributor base and enhance our Internet capabilities. We began using the new computer system in January 2000.

            Consistent with industry practice, most of our sales are paid at the time of order. Therefore, our primary working capital need is to fund increases in inventories required to support sales growth. Since our sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for us to have products on hand when the distributors place their orders. During periods of sales growth we must purchase inventory in anticipation of sales, thereby creating the need for additional working capital. Inventory increased $594,000 during 2000 due to our growth.

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

            In March 2001, we completed the $3.5 million purchase of our Irving, Texas headquarters facility. Financing for this purchase was provided by a $3 million mortgage note, a $250,000 note provided by the seller and $350,000 term note from our bank. During 2001, we will also require additional capital to complete the launch of BizAdigm, our new Internet product offering. We plan to finance this launch through cash flow from operations. However, to the extent cash flow from operations is less that we anticipate, or the capital requirements are greater than anticipated, we will require additional capital. Given the limited marketability of our stock and the current market conditions, there can be no assurance we will be able to raise this additional capital. At this time, we have no plans or known requirements for any other significant capital expenditures during 2001.

            Other than those factors already described, we are not aware of any trends or uncertainties that would significantly effect our liquidity or capital resources in the future.

RESULTS OF CONTINUING OPERATIONS - 2000 COMPARED WITH 1999

            Our sales for the year ended December 31, 2000 were $39,993,000 compared with sales for the prior year of $35,681,000, an increase of $4,312,000 or 12%. In 2000, sales increased in all of our markets. Sales in the United States, Canada and other international markets increased $1,696,000, $1,820,000 and $796,000, respectively. The sales increase in the United States resulted from new marketing programs and promotions initiated during 2000. The increase in Canadian sales was also due to these marketing programs and promotions as well as continued sales and distributor growth in Eastern Canada. Prior to mid-1999, our Canadian sales were heavily concentrated in Western Canada. The increase in sales in our other international markets related primarily to sales growth by our licensees in Europe, Russia and Indonesia. The Russian licensee began its selling activities in late 1999.

             Our cost of goods sold for the year ended December 31, 2000 was $11,541,000 compared with cost of goods sold in the prior year of $10,272,000, an increase of $1,269,000 or 12%. As a percentage of sales, cost of goods sold was 29% in 2000 and 1999.

            Our general and administrative expenses for the year ended December 31, 2000, were $11,465,000 compared with $10,339,000 in 1999, an increase of
$1,126,000 or 11%. As percentage of sales, general and administrative expenses were 29% in 2000 and 1999. General and administrative expenses in 1999 include approximately $650,000 of non-recurring expenses that we incurred in the settlement of three lawsuits. Excluding these expenses, our general and administrative expenses for 1999 were $9,689,000 or 27% of sales. The increase in general and administrative expenses from 1999 to 2000 was related primarily to increased expenses incurred to support the growth of our Eastern Canadian distributor base and other international markets, increased non-capitalizable expenses to support our information technology systems and legal expenses incurred in connection with certain trademark and intellectual property matters.

            Our distributor commissions for the year ended December 31, 2000 were $15,297,000 compared with $14,250,000 in 1999, an increase of $1,047,000 or
7%. As a percentage of sales, distributor commissions in 2000 were 38% compared with 40% in 1999. The decrease in distributor commissions as a percentage of sales was primarily attributable to the re-structuring of our distributor compensation plan that became fully effective June 1, 2000. We expect this percentage to increase over time as our distributors qualify for the maximum commission levels under our compensation plan. The decrease in distributor commissions as percentage of sales was also partially attributable to the increase in export sales to our international licensees since we do not pay distributor commissions on export sales.

            Our interest expense for the year ended December 31, 2000 was $177,000 compared with interest expense in 1999 of $116,000, an increase of $61,000 or 53%. This increase was primarily due to the increase in borrowings during 1999 and 2000. The additional borrowings were mainly associated with the use of working capital credit lines and the financing of property and equipment purchases.

          Depreciation and amortization for the year ended December 31, 2000 was $692,000 compared to $456,000 in 1999, an increase of $236,000 or 52%. This increase was mainly due to depreciation associated with the capital investments that we made during 1999 and 2000. These capital investments were necessary to install distribution systems and technology systems that we needed to support our distributor base and stay competitive with other companies in our industry.

            Our earnings from continuing operations for the year ended December 31, 2000 was $440,000 compared with earnings from continuing operations in the prior year of $131,000, an increase of $309,000. This increase was the result of the increased gross margin produced by our sales increase coupled with the reduction in the related distributor commission expense.

            Discontinued operations represent the operations of Great Xpectations. Earnings from discontinued operations was $71,000 for the year ended December 31, 2000 compared with $138,000 in 1999. Earnings in 2000 and 1999 mainly resulted from the reversal of certain liabilities recorded in prior years that were settled for less than the original contractual commitment.

            Our net earnings for the year ended December 31, 2000 was $510,000, or $.04 per share, compared with net earnings in the prior year of $268,000, or $.02 per share, an increase of $242,000. This increase was the result of the factors described above.

RESULTS OF CONTINUING OPERATIONS - 1999 COMPARED WITH 1998

            Our sales for the year ended December 31, 1999 were $35,681,000 compared with sales for the prior year of $28,384,000, an increase of $7,297,000 or 26%. In 1999, sales increased in all of our markets. Sales in the United States, Canada and other international markets increased $5,238,000, $1,409,000 and $650,000, respectively. The sales increase in the United States resulted from the rapid growth in the United States distributor base that began in late 1997 and continued into the third quarter of 1998. Since the third quarter of 1998, the United States distributor base has grown but at a much lower rate. The increase in Canadian sales was primarily related to increased sales in Eastern Canada. Prior to 1999, our sales were heavily concentrated in Western Canada. However, during the second quarter of 1999, we attracted a distributor group in Eastern Canada that continues to grow rapidly. The increase in sales in our other international markets related to the initiation of operations by our licensees in Austria, Australia and Russia, and increased sales by our licensees in Sweden, Indonesia and Japan.

            Our cost of goods sold for the year ended December 31, 1999 was $10,272,000 compared with cost of goods sold in the prior year of $8,489,000, an increase of $1,783,000 or 21%. As a percentage of sales, cost of goods sold was 29% in 1999 and 30% in 1998.

            Our general and administrative expenses for the year ended December 31, 1999, were $10,339,000 compared with such expenses in 1998 of $7,887,000, an increase of $2,452,000 or 31%. As percentage of sales, general and administrative expenses were 29% in 1999 compared with 28% 1998. A significant portion of this increase represented expenses we incurred in the settlement of three lawsuits. Settlement and legal expenses associated with these lawsuits totaled approximately $650,000. Excluding these expenses, our general and administrative expenses for 1999 were $9,689,000 or 27% of sales. The remainder of the increase in general and administrative expenses from 1998 to 1999 was related to increases in personnel and other expenses required to support the increases in our distributor base.

            Our distributor commissions for the year ended December 31, 1999 were $14,250,000 compared with distributor commissions in 1998 of $11,057,000, an increase of $3,193,000 or 29%. As a percentage of sales, distributor commissions in 1999 were 40% compared with 39% in 1998. The increase in distributor commissions as a percentage of sales were primarily attributable to an increase in the percentage of our distributors who qualified to receive maximum commission percentages under our distributor compensation plan.

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

            Our earnings from continuing operations for the year ended December 31, 1999 was $131,000 compared with earnings from continuing operations in the prior year of $511,000, a decrease of $380,000. This decrease was the result of the expenses we incurred to settle the three lawsuits as previously described.

            Discontinued operations represent the operations of Great Xpectations. Earnings from discontinued operations was $138,000 for the year ended December 31, 1999 compared with a loss of $545,000 in 1998. The 1998 loss was mainly the result of expenses incurred by Great Xpectations in the last six months of 1998 to streamline its operations in an attempt to become profitable. Earnings in 1999 mainly resulted from the reversal of certain liabilities recorded in prior years that were settled for less than the original contractual commitment.

            Our net earnings for the year ended December 31, 1999 was $268,000, or $.02 per share, compared with a net loss in the prior year of $34,000, an improvement of $302,000. This improvement was the result of the factors described above.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion about our market risk includes
"forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. We do not use derivative financial instruments for speculative or trading purposes. We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

Foreign exchange

     We have foreign-based operations in Canada which accounted for 18% of 2000 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $463,000 at December 31, 2000, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $46,000.

Interest rates

     Our credit arrangements expose us to fluctuations in interest rates. At December 31, 2000, we had $564,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at December 31, 2000, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $5,600.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 and the Financial Schedule appearing on Page S-2 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)(1)      Previous independent accountants

                 (i) On December 15, 2000, we dismissed Swalm, Thomas &
            Associates, PLLC as our independent accountants.

                 (ii) The reports of Swalm, Thomas & Associates, PLLC on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

                 (iii) Our Board of Directors participated in and approved the decision to change our independent accountants.

                 (iv) In connection with our audits for our two most recent fiscal years and through December 15, 2000, there have been no disagreements with Swalm, Thomas & Associates, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Swalm,

            Thomas & Associates, PLLC would have caused Swalm, Thomas & Associates, PLLC to make reference thereto in their reports on our financial statements for such years and/or interim periods.

                 (v) Swalm, Thomas & Associates, PLLC furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of such letter, dated January 5, 2001, is filed as Exhibit 16.1 herewith.

            (a)(2) New independent accountants

                 (i) We engaged Grant Thornton LLP as our new independent certified public accountants as of December 15, 2000. During our two most recent fiscal years and through December 15, 2000, no consultations have occurred between us and Grant Thornton LLP which concerned the subject matter of a disagreement with Swalm, Thomas & Associates, PLLC. As of December 15, 2000, Grant Thornton LLP had not rendered any oral advice or written report to us on the application of accounting principals to a specific transaction or the type of audit opinion that might be rendered on our financial statements.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

            The following table sets forth, as of March 15, 2001, the name, age, and position of each of our Executive Officers and Directors and the month in which such Director or Officer began his term of office.

                                                                                                   DIRECTOR OR
NAME                       AGE        POSITION                                                     OFFICER SINCE
----                       ---        --------                                                     -------------
Clinton H. Howard          72         Chairman of the Board, President and CEO                     May 1991

Steven E. Brown            45         Director, Vice President-Finance, Chief Financial Officer    May 1994

Kenneth Sabot              55         Director, Senior Vice President-Operations                   February 1998

Richard Howard             50         Director, Vice President-Sales and Marketing                 December 1999

G. Patrick Flanagan        56         Director                                                     June 2000

Joseph S. Schuchert        72         Director                                                     June 2000

Nelson J. Rogers           54         Vice President-International                                 November 1994

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

            RICHARD HOWARD. Mr. Richard Howard joined us in December 1999, as Vice President-Sales & Marketing. He has more than twenty years of experience in the network marketing industry, including serving as a top executive at a $200 million network marketing company. Richard Howard has no relation to Clinton Howard.

            G. PATRICK FLANAGAN. Dr. G. Patrick Flanagan was elected to the Board of Directors in June 2000 and is the inventor and manufacturer of Flanagan Microclusters and Silica Hydride, proprietary ingredients used in our most popular products. Dr. Flanagan, through his company, Flanagan Technologies, began supplying these ingredients to us in 1996. Dr. Flanagan has spent his adult life working in his private laboratory conducting research and inventing electronic devices, biophysical products and formulations for human health.

            JOSEPH S. SCHUCHERT. Joseph S. Schuchert was elected to the Board of Directors in June 2000. Mr. Schuchert is the Chairman of Kelso & Company, a merchant banking firm. Mr. Schuchert co-founded Kelso & Company in 1971 and has been employed with it since that time.

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

ITEM 11.    EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM COMPENSATION
                                                                                                  ------------------------------
                                                                 ANNUAL COMPENSATION              SECURITIES        ALL OTHER
                                                FISCAL      -------------------------------       UNDERLYING      COMPENSATION
                 NAME/TITLE                      YEAR       SALARY ($)            BONUS ($)       OPTIONS (#)        ($)(1)
                 ----------                      ----       ----------            ---------       -----------     --------------
Clinton H. Howard..................              2000       $ 264,000                13,700          -- 0 -           $47,100
   President and Chief                           1999         257,000                10,000          -- 0 -           $47,100
   Executive Officer                             1998         253,000                 - 0 -         300,000           $47,100

Steven E. Brown....................              2000       $ 100,000                99,900          10,000             - 0 -
   Vice President - Finance Chief Financial      1999         100,000                70,570          10.000             - 0 -
   Officer                                       1998         100,000                70,000           - 0 -             - 0 -

Richard A. Howard(2)...............              2000       $ 192,010                 - 0 -           - 0 -             - 0 -
   Vice President - Sales & Marketing            1999          14,770                 - 0 -           - 0 -             - 0 -
                                                 1998           - 0 -                 - 0 -           - 0 -             - 0 -

Kenneth L. Sabot...................              2000       $ 149,350                 8,000          10,000             - 0 -
   Senior Vice President -Operations             1999         134,000                 7,200          10.000             - 0 -
                                                 1998         101,700                 - 0 -           - 0 -             - 0 -

Nelson J. Rogers                                 2000       $ 101,800              $ 41,721          10,000             - 0 -
   Vice President -International                 1999         101,800                22,705           - 0 -             - 0 -
                                                 1998         101,800                 - 0 -           - 0 -             - 0 -

(1) Clinton Howard has use of a company car with an aggregate annual cost to us of $10,000. The Company also pays his country club dues of $1,100. The Company also provides a split-dollar life insurance to Mr. Howard in the face amount of $1,000,000. The annual premiums are $36,000 per year. No other Named Executive Officers received any annual compensation not properly categorized as salary or bonus, except for certain perquisites or other benefits the aggregate incremental cost of which to us for each officer did not exceed the lesser of $50,000, or 10% of the total of annual salary and bonus reported for each such officer

(2)  Richard Howard joined the Company in December 1999.

            Stock Options. The following table presents information on stock options granted to each of our executive officers during the fiscal year ending on December 31, 2000:

                                                                                                             POTENTIAL REALIZABLE
                                                                                                               VALUE OF ASSUMED
                                                                                                             ANNUAL RATES OF STOCK
                        NUMBER OF SHARES    PERCENTAGE OF OPTIONS                                             PRICE APPRECIATION
                           UNDERLYING       GRANTED TO EMPLOYEES                                              FOR OPTION TERM (1)
                             OPTIONS            DURING FISCAL          EXERCISE PRICE       EXPIRATION      -----------------------
NAME                         GRANTED                YEAR                  PER SHARE            DATE             5%           10%
----                    ----------------    ---------------------      --------------       ----------      ----------    ---------
Clinton H. Howard                --                  --                      --                   --               --           --
Steven E. Brown              10,000                  19%                    $.78              3/2/05           $2,155      $12,562
Richard A. Howard                --                  --                      --                   --               --          --
Kenneth L. Sabot             10,000                  19%                    $.78              3/2/05            2,155      12,562
Nelson J. Rogers             10,000                  19%                    $.78              3/2/05            2,155      12,562

Stock Option Exercises. The following table presents certain information concerning options exercised during the fiscal year ending December 31, 2000 by each of our executive officers. The table also includes the value of unexercised options held by our named executive officers at December 31, 2000.

               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES (1)

                                                                                                       VALUE OF
                                                                 NUMBER OF                            UNEXERCISED
                                                                UNEXERCISED                          IN-THE-MONEY
                                                               OPTIONS AT FISCAL                    OPTIONS AT FISCAL
                          SHARES                                  YEAR-END                             YEAR-END(1)
                       ACQUIRED ON      VALUE           --------------------------------      ---------------------------------
NAME                   EXERCISE (#)    REALIZED         EXERCISABLE        UNEXERCISABLE      EXERCISABLE         UNEXERCISABLE
----                   ------------    --------         -----------        -------------      -----------         -------------
Clinton H. Howard         - 0 -          $ 0             322,500               7,500              $ 0                   $ 0
Steven E. Brown           - 0 -            0              11,500              20,500                0                     0
Richard A. Howard         - 0 -            0                   0                   0                0                     0
Kenneth L. Sabot          - 0 -            0               7,500              12,500                0                     0
Nelson J. Rogers          - 0 -            0               6,000              12,000                0                     0

----------

(1) The December 29, 2000 closing market price of $.4062 is used in the calculation to determine the value of unexercised options.

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

            We entered into an employment letter agreement with Richard Howard on December 1, 1999. This employment agreement is for a three year period. It provides that Mr. Howard will receive a monthly salary of $16,000 and bonuses based on attaining specified performance objectives set forth in the agreement. Mr. Howard is also entitled to receive an annual option to acquire 25,000 shares of our common stock, provided he is still employed on December 1 of such year. These options have not yet been granted, but the trading price of our common stock is currently less than the exercise price to which Mr. Howard is entitled.

ITEM 12.    SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following tables set forth as of December 31, 2000, the address, and the number of shares of our common stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the then 13,916,294 issued and outstanding shares of our Common Stock, and the name and share holdings of each director and of all officers and directors as a group. As a result of us not being registered under Section 12(g) of the Securities Exchange Act of 1934, beneficial owners of more than 5% are not required to file Schedule 13Ds or 13Gs with the Securities and Exchange Commission. Therefore, there may be additional persons who have beneficially acquired more than 5% of our common stock.

                                                          AS OF DECEMBER 31, 1999
                                          -----------------------------------------------------
CLASS                                     BENEFICIAL OWNER                         AMOUNT               % OF CLASS
-----                                     ----------------                     ----------------         ----------
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Common                                    Clinton H. Howard                      7,773,188(1)              54.6%
                                           3917 Fox Glen Drive
                                          Irving, Texas 75062

Common                                    Penny Slinger Hills                      979,523                  7.0%
                                          Hills 1998 Living Trust
                                          910 Herman Gulch Road
                                          Boulder Creek, California 95006

Common                                    Dr. M. G. Robertson                    2,000,000(2)              13.4%
                                          977 Centerville Turnpike
                                          Virginia Beach, Virginia 23463

Common                                    My Garden, L.P.                        7,440,139                 53.5%
                                          3917 Fox Glen Drive
                                          Irving, Texas 75062
SECURITY OWNERSHIP OF MANAGEMENT

Common                                    Clinton H. Howard                      7,773,188(1)              54.6%

Common                                    Steven E. Brown                           11,500(3)                 *%

Common                                    Kenneth Sabot                              5,000(3)                 *%

Common                                    Nelson J. Rogers                           6,000(3)                 *%

ALL OFFICERS, DIRECTORS & BENEFICIAL
PERSONS AS A GROUP (8 PERSONS)                                                   7,795,688(4)              54.7%

----------

* less than 1%

(1) Includes 325,000 shares that may be acquired by presently exercisable common stock options; includes 7,440,139 shares held by a limited partnership, My Garden, L.P., the general partners of which are The Clinton
     H. Howard Family Trust and The Katherine M. Howard Family Trust and also includes 8,049 shares owned of record by Mr. Howard's spouse. Mr. Clinton
     H. Howard disclaims beneficial ownership of the shares held by his spouse except to the extent of his pecuniary interest.

(2) Includes 1,000,000 shares that may be acquired by presently exercisable common stock warrants.

(3) Represents shares that may be acquired by presently exercisable common stock options.

(4) Includes 347,500 shares that may be acquired by presently exercisable common stock options and the shares referred to in footnote (1).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AND INDEBTEDNESS OF MANAGEMENT AND OTHERS

            From time to time we have advanced money to Mr. Clinton Howard. Currently the outstanding balance of this account payable is $63,676 and is accruing a rate of interest at 6% per year and is payable before December 31, 2002. Mr. Howard has also guaranteed our obligations with respect to the loan relating to our acquisition of our corporate headquarters. The Company has undertaken certain obligations to indemnify him and secure our obligations to him in the event we default on our loan.

            Flanagan Technologies, Inc., a company controlled by Dr. G. Patrick Flanagan, one of our directors, has granted us an exclusive license with respect to the rights to sell Flanagan Microclusters(R), our most successful product. This license agreement was entered into in December 1998. Dr. Flanagan joined our board of directors in June 2000. We paid Flanagan Technologies, Inc. approximately $3,800,000 in 2000.

            PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS. The following financial statements are filed as part of this 10-K

Title of Document

Independent Auditors Reports of Swalm, Thomas & Associates, PLLC, Certified Public Accountants and Grant Thornton LLP, Independent Certified Public Accountants

            Consolidated Balance Sheets as of December 31, 2000 and 1999.

            Consolidated Statements of Operations for the Years December 31, 2000, 1999 and 1998.

            Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

            Notes to Consolidated Financial Statements

(a)(2)      FINANCIAL STATEMENT SCHEDULES. None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

 Ex. No.     Description
 -------     -----------

 3.1         Articles of Incorporation(1)

 3.2         By-Laws(1)

 4.1         Specimen copy of Certificate for Common Stock(1)

 4.2         Specimen copy of 10% Convertible Notes issued in 1997 (2)

 4.3         The 1998 Stock Option Plan for our Directors, Employees and
             Consultants (2)

 4.4         Stock Purchase Agreement dated 10/27/97 with Dr. M. G.
             Robertson (2)

 10.1 Exclusive License Agreement with Flanagan Technologies for its Microclusters (2)

 10.2        Form of Member Agreement and Policies with Distributors (2)

 10.3        Form of Indemnification Agreement(1)

 10.4        Real Estate Purchase Agreement(3)

 10.5*       Employment Agreement with Richard Howard

 16.1        Letter regarding change in accountant(4)

----------

*Filed herewith.

(1) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000

(2) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999

(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000

(4) Incorporated by reference to the Current Report on Form 8-K/A filed January 10, 2001

(b)  REPORTS ON FORM 8-K

            We filed no reports on Form 8-K during the quarter ending December 31, 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROYAL BODYCARE, INC.,
                                   a Nevada corporation


Date: March 30, 2001               By: /s/ CLINTON H. HOWARD
                                      ------------------------------------------
                                      Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            SIGNATURE                     TITLE                               DATE
            ---------                     -----                               ----
   /s/ CLINTON H. HOWARD            Chairman of the Board of
-------------------------------     Directors, President and
Clinton H. Howard                   Chief Executive Officer               March 30, 2001

   /s/ STEVEN E. BROWN              Director, Vice President-
-------------------------------     Chief Financial Officer               March 30, 2001
Steven E. Brown

   /s/ RICHARD A. HOWARD            Director, Vice President-
-------------------------------     Sales and Marketing                   March 30, 2001
Richard A. Howard

   /s/ KENNETH L. SABOT             Director, Senior Vice President-
-------------------------------     Operations                            March 30, 2001
Kenneth L. Sabot

   /s/ PATRICK FLANAGAN             Director                              March 30, 2001
-------------------------------
G. Patrick Flanagan

   /s/ JOSEPH S. SCHUCHERT           Director                              March 30, 2001
-------------------------------
Joseph S. Schuchert

                            INDEX TO FINANCIAL PAGES

                                                                                     PAGE
                                                                                     ----
Report of Independent Certified Public Accountants - Grant Thornton LLP               F-2

Independent Auditors' Report - Swalm, Thomas & Associates, PLLC                       F-3

Consolidated Financial Statements

       Balance Sheets                                                                 F-4

       Statements of Operations                                                       F-5

       Statement of Shareholders' Equity                                              F-6

       Statements of Cash Flows                                                       F-7

Notes to Consolidated Financial Statements                                            F-8

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Royal BodyCare, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

Dallas, Texas
March 16, 2001

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Royal BodyCare, Inc. and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Royal BodyCare, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


SWALM, THOMAS & ASSOCIATES, PLLC


April 14, 2000
Plano, Texas

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                        ASSETS                                        2000            1999
                                                                  ------------    ------------
Current assets
     Cash                                                         $    230,460    $     83,225
     Interest bearing deposit                                          125,000         125,000
    Accounts receivable, net of allowance for doubtful accounts
         of $29,888 and $75,000, respectively                          491,406         542,191
    Inventories                                                      3,465,172       2,904,603
    Deferred income tax assets                                          98,542         248,981
    Prepaid expenses                                                   398,494          75,465
                                                                  ------------    ------------

                        Total current assets                         4,809,074       3,979,465

Property and equipment, net of accumulated depreciation              2,671,334       2,185,617

Goodwill, net of accumulated amortization                            2,273,081       2,516,945

Other assets                                                           991,502         318,369
                                                                  ------------    ------------

                                                                  $ 10,744,991    $  9,000,396
                                                                  ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable, trade                                       $  1,554,817    $    944,071
    Accrued liabilities                                              2,208,489       2,059,495
    Current maturities of long-term debt                               759,142         671,806
    Lines of credit                                                    415,607         108,071
    Deferred revenue                                                   100,644              --
    Net liabilities of discontinued operations                         100,000         212,386
                                                                  ------------    ------------

                        Total current liabilities                    5,138,699       3,995,829

Deferred income tax liabilities                                        262,274          31,535

Long-term debt, less current maturities                                542,070         584,980

Shareholders' equity
    Preferred stock, $.10 par value; authorized
         20,000,000 shares; none outstanding                                --              --
    Common stock; $.001 par value; authorized
         50,000,000 shares; 13,916,294 shares issued and
         outstanding in 2000 and 1999, respectively                     13,916          13,916
    Additional paid-in capital                                      12,159,118      12,147,818
    Accumulated deficit                                             (7,275,118)     (7,785,407)
    Accumulated other comprehensive (loss) income                      (95,968)         11,725
                                                                  ------------    ------------
                                                                     4,801,948       4,388,052
                                                                  ------------    ------------

                                                                  $ 10,744,991    $  9,000,396
                                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                                         2000           1999           1998
                                                                      ------------   ------------   ------------
Sales                                                                 $ 39,993,344   $ 35,681,261   $ 28,383,722
Cost of sales                                                           11,541,470     10,272,046      8,489,498
                                                                      ------------   ------------   ------------

              Gross profit                                              28,451,874     25,409,215     19,894,224

Operating expenses
     General and administrative                                         11,464,602     10,339,441      7,886,672
     Distributor commissions                                            15,297,406     14,249,788     11,056,714
     Interest                                                              177,305        116,393         95,992
     Depreciation and amortization                                         692,380        455,517        347,630
                                                                      ------------   ------------   ------------

              Total operating expenses                                  27,631,693     25,161,139     19,387,008
                                                                      ------------   ------------   ------------

Earnings from continuing operations
     before income taxes                                                   820,181        248,076        507,216

Income tax expense (benefit)                                               380,678        117,379         (4,054)
                                                                      ------------   ------------   ------------

Earnings from continuing operations                                        439,503        130,697        511,270

Earnings (loss) from discontinued operations                                70,786        137,576       (544,857)
                                                                      ------------   ------------   ------------

              Net earnings (loss)                                     $    510,289   $    268,273   $    (33,587)
                                                                      ============   ============   ============


Basic and diluted earnings (loss) per share:
     Earnings from continuing operations                              $       0.03   $       0.01   $       0.04
     Earnings (loss) from discontinued operations                             0.01           0.01          (0.04)
                                                                      ------------   ------------   ------------

              Basic and diluted earnings (loss) per share             $       0.04   $       0.02   $      (0.00)
                                                                      ============   ============   ============

Basic and diluted weighted average shares outstanding                   13,916,294     13,893,883     13,699,163
                                                                      ============   ============   ============

    The accompanying notes are an integral part of this financial statement.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                        Accumulated
                                                     Common stock           Additional                     other          Total
                                              --------------------------     paid-in     Accumulated    comprehensive  shareholders'
                                                Shares         Amount        capital       deficit      income (loss)     equity
                                              -----------    -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1997                   13,536,980    $    13,537   $11,593,209   $(8,020,093)   $    (3,110)   $ 3,583,543

Comprehensive loss
     Net loss                                          --             --            --       (33,587)            --        (33,587)
     Foreign currency translation adjustment           --             --            --            --         (2,342)        (2,342)
                                                                                                                       -----------
      Total comprehensive loss                                                                                             (35,929)

Conversion of notes payable                        22,619             22        29,978            --             --         30,000
Lightforce earn-out shares                         47,157             47        94,465            --             --         94,512
Private placement                                 255,449            256       389,220            --             --        389,476
                                              -----------    -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1998                   13,862,205         13,862    12,106,872    (8,053,680)        (5,452)     4,061,602

Comprehensive income
     Net earnings                                      --             --            --       268,273             --        268,273
     Foreign currency translation adjustment           --             --            --            --         17,177         17,177
                                                                                                                       -----------
      Total comprehensive income                                                                                           285,450

Conversion of notes payable                           757              1           999            --             --          1,000
Shares purchased                                   53,332             53        39,947            --             --         40,000
                                              -----------    -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1999                   13,916,294         13,916    12,147,818    (7,785,407)        11,725      4,388,052

Comprehensive income
     Net earnings                                      --             --            --       510,289             --        510,289
     Foreign currency translation
       adjustment                                      --             --            --            --       (107,693)      (107,693)
                                                                                                                       -----------
      Total comprehensive income                                                                                           402,596

Issuance of stock options for services                 --             --        11,300            --             --         11,300
                                              -----------    -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2000                   13,916,294    $    13,916   $12,159,118   $(7,275,118)   $   (95,968)   $ 4,801,948
                                              ===========    ===========   ===========   ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,

                                                                           2000           1999           1998
                                                                       -----------    -----------    -----------
Cash flows from operating activities
     Net earnings (loss) from operations                               $   510,289    $   268,273    $   (33,587)
     Less (earnings) loss from discontinued operations                     (70,786)      (137,576)       544,857
                                                                       -----------    -----------    -----------

                        Net earnings from continuing operations            439,503        130,697        511,270

     Adjustments to reconcile net earnings from continuing
         operations to net cash provided by continuing operations
              Depreciation and amortization                                692,380        468,124        347,630
              Lawsuit settlement                                                --        480,249             --
              Loss on sale of property and equipment                         8,593             --             --
              Deferred income taxes                                        335,454        (31,263)       (40,993)
              Issuance of stock options for services                        11,300             --             --
     Change in operating assets and liabilities
         Accounts receivable                                                50,539       (102,690)      (335,486)
         Interest bearing deposit                                               --       (125,000)            --
         Prepaid expenses                                                 (324,630)        62,737        (73,720)
         Inventories                                                      (594,281)      (236,197)    (1,059,142)
         Other assets                                                     (673,133)      (100,640)       (81,329)
         Accounts payable, trade                                           648,901         91,183        547,415
         Accrued liabilities                                               137,472        391,554        750,766
         Deferred revenue                                                  100,644             --             --
                                                                       -----------    -----------    -----------

                        Net cash provided by continuing operations         832,742      1,028,754        566,411
                        Net cash provided by discontinued operations            --             --          2,244
                                                                       -----------    -----------    -----------
                         Net cash provided by operating activities         832,742      1,028,754        568,655

Cash flows from investing activities
     Investing activities of discontinued operation                             --             --        (19,914)
     Purchase of property and equipment                                   (674,260)      (998,999)      (473,334)
     Proceeds from sale of property and equipment                            3,876             --             --
                                                                       -----------    -----------    -----------

                        Net cash used in investing activities             (670,384)      (998,999)      (493,248)

Cash flows from financing activities
     Net proceeds from lines of credit                                     308,242             --          2,917
     Net proceeds from sale of stock                                            --         40,000        389,476
     Proceeds from long-term debt                                          227,075        167,500             --
     Payments of long-term debt                                           (558,817)      (553,616)       (93,454)
                                                                       -----------    -----------    -----------

                        Net cash (used in) provided by financing
                         activities                                        (23,500)      (346,116)       298,939
                                                                       -----------    -----------    -----------

Effect of exchange rate changes on cash flows                                8,377         17,177         (2,342)
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash                                            147,235       (299,184)       372,004

Cash at beginning of year                                                   83,225        382,409         10,405
                                                                       -----------    -----------    -----------

Cash at end of year                                                    $   230,460    $    83,225    $   382,409
                                                                       ===========    ===========    ===========

Supplemental cash flow disclosures
     Income taxes                                                      $        --    $        --    $        --
     Interest                                                          $   174,000    $   110,000    $    90,000




   The accompanying notes are an integral part of these financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

NOTE A - NATURE OF OPERATIONS AND ORGANIZATION

     The Company was formed in April 1997 through the merger of two entities, GlobeNet, Inc. ("GlobeNet") and Mighty Power USA, Inc. ("Mighty Power"). Concurrent with this merger, the name of the Company was changed to GlobeNet International I, Inc. In October 1999, the Company changed its name to Royal BodyCare, Inc. ("RBC") in order to be more easily identified with the brand name of its main products. The Company is engaged in the marketing of nutritional supplements and personal care products and its continuing operations represent the separate business strategies and product lines of GlobeNet preceding the Merger described above.

     In December 2000, RBC created a new subsidiary called Bizadigm, Inc. (Bizadigm). Bizadigm offers internet products including web sites, on-line training courses in over 170 different topics, and mini CD's used for presenting promotional information. The Bizadigm products will be marketed through a network of independent distributors similar in approach to how RBC's current nutritional and personal care products are marketed. There was limited activity in Bizadigm at December 31, 2000 due to its recent inception.

     The operations conducted by Mighty Power and its affiliates prior to the Merger were conducted by Great Xpectations Marketing, Inc. ("GXI") and are classified in the accompanying consolidated financial statements as discontinued operations (see Note L).

     RBC has entered into agreements to license the exclusive rights to sell its nutritional and personal care products internationally through third party licensees in the respective countries. RBC has entered into seven such arrangements to market these products. Under these agreements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States and Canada.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of RBC, and its wholly-owned subsidiaries; Royal BodyCare USA, Inc., Royal BodyCare Canada, Inc., Pure Life International Products, Inc. and Bizadigm, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

     TRANSLATION OF FOREIGN CURRENCIES - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as other comprehensive income in shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

     REVENUE RECOGNITION AND DEFERRED REVENUE - Sales are recorded when the product is shipped and title passes to the distributed and/or customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. Payments received for services offered through Bizadigm are deferred and recorded as revenue ratably over the service period.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     INVENTORIES - Inventories consisting of raw materials and bulk products, packaging materials and finished goods are stated at the lower of cost of market.

     CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the related assets, principally on the straight-line method, ranging from three to seven years.

     GOODWILL - Goodwill represents the excess cost over fair value of assets acquired and is being amortized using the straight-line method over 20 years. The Company periodically reviews the carrying value of goodwill for impairment based on expected future undiscounted operating cash flows of the related business unit. If an impairment has occurred, any excess is charged to operations.

     INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

     EARNINGS (LOSS) PER SHARE - Basic earnings per common share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible debt.

     CREDIT RISK - Trade accounts receivable arise in the normal course of business and primarily relate to sales of products to the distributor network throughout the United States, Canada and its overseas licensees. Such receivables are unsecured. Ongoing credit evaluations are performed of the entities from whom such accounts are receivable.

     ACCOUNTING ESTIMATES - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS - The carrying value of cash, interest bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar debt offered having the same or similar maturities and collateral requirements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     SEGMENT INFORMATION - The Company's current operations involve a single industry segment; the development and distribution of nutritional and personal care products. The Company operates in various geographic segments. No distributor accounted for more than ten percent of net sales for the years ended December 31, 2000, 1999 or 1998.

     INTERNAL SOFTWARE DEVELOPMENT COSTS - Software development costs for internally used software are capitalized when technological feasibility for the project is established up to the time the product is ready for use. Amortization of capitalized costs begins when the software is ready for its intended use and after substantially all tests to determine whether the software is operational have been completed. Internally developed software is amortized over 3-5 years.

     PRODUCT RETURN POLICY - Returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% percent of the sales price to the distributor less a ten percent restocking fee and commissions paid. Returned product that was damaged during shipment to the distributor is replaced by the Company. Return of product other than that which was damaged at the time of receipt by an distributor constitutes potential cancellation of the distributorship.

     STOCK-BASED COMPENSATION - The Company has chosen to account for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. Option grants to non-employees are recorded at fair value at the time of grant.

     NEW ACCOUNTING PRONOUNCEMENTS - Effective December 31, 2000, the Company adopted the Financial Accounting Standards Board (FASB) guidelines on revenue recognition pursuant to Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue. Shipping and handling revenues of approximately $1,517,000, $1,487,000 and $1,195,000, have been reclassified as sales revenue for the years ended December 31, 2000, 1999 and 1998, respectively. The corresponding shipping and handling expenses are classified in cost of sales for the years ended December 31, 2000, 1999 and 1998, and were approximately equivalent to the amounts reclassified as sales revenue.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 and its adoption has not had a material effect on the Company's results of operations or financial position.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE C - INVENTORIES

     At December 31, 2000 and 1999, inventories consist of the following:

                                                                    2000         1999
                                                                 ----------   ----------
         Raw materials and bulk products                         $  931,436   $  787,373
         Packaging materials                                        289,357      277,869
         Finished goods                                           2,244,379    1,839,361
                                                                 ----------   ----------

                                                                 $3,465,172   $2,904,603
                                                                 ==========   ==========

NOTE D - PROPERTY AND EQUIPMENT

     At December 31, 2000 and 1999, property and equipment consist of the following:

                                                                    2000         1999
                                                                 ----------   ----------
         Computer software and office equipment                  $3,717,310   $2,900,850
         Warehouse equipment                                        306,273      304,854
         Automotive equipment                                       118,901       15,609
         Leasehold improvements                                     157,587      106,525
                                                                 ----------   ----------
                                                                  4,300,071    3,327,838
         Less accumulated depreciation and amortization           1,628,737    1,142,221
                                                                 ----------   ----------

                                                                 $2,671,334   $2,185,617
                                                                 ==========   ==========

NOTE E - GOODWILL

     At December 31, 2000 and 1999, goodwill consist of the following:

                                                                    2000         1999
                                                                 ----------   ----------
         Lightforce                                              $2,378,727   $2,378,727
         Pure Life                                                  843,622      843,622
                                                                 ----------   ----------
                                                                  3,222,349    3,222,349
         Less accumulated amortization                              949,268      705,404
                                                                 ----------   ----------

                                                                 $2,273,081   $2,516,945
                                                                 ==========   ==========

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

NOTE F - ACCRUED LIABILITIES

     At December 31, accrued liabilities consist of the following:

                                                                    2000         1999
                                                                 ----------   ----------
         Distributor commissions                                 $1,291,076   $1,496,558
         Deferred revenue for unshipped orders                      429,172           --
         Sales and other taxes                                      196,472      165,000
         Interest                                                    15,797       12,552
         Other                                                      275,972      385,385
                                                                 ----------   ----------

              Total                                              $2,208,489   $2,059,495
                                                                 ==========   ==========

NOTE G - LINES OF CREDIT

     At December 31, lines of credit consist of the following:

                                                                    2000         1999
                                                                 ----------   ----------
         Line of credit ($250,000 maximum) - bank
              Prime plus 1.0%                                    $  200,000   $       --
         Line of credit ($100,000 maximum) - bank
              Prime plus 3.25%                                      100,000      100,000
         Line of credit ($50,000 maximum) - bank
              Prime plus 4.0%                                        46,446        8,071
         Line of credit ($100,000) - bank
              Prime plus 1.0%                                        69,161           --
                                                                 ----------   ----------

              Total                                              $  415,607   $  108,071
                                                                 ==========   ==========

     The prime rate was 9.5% at December 31, 2000. The lines of credit are collateralized by the Company's receivables and inventories. The lines generally mature over a 12-month period.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE H - LONG-TERM OBLIGATIONS

     At December 31, long-term obligations consist of the following:

                                                                                                               2000        1999
                                                                                                             ----------  ----------
        Notes payable to banks bearing interest at prime plus 5% due in monthly
            payments aggregating $3,311 plus interest through November 2000                                  $       --  $   23,540
        Notes payable to bank bearing interest ranging from 4.9% to 10.4%, payable
            through 2005, collateralized by automobiles                                                         107,001      57,442
        Note payable to bank bearing interest at 9%, due in monthly payments of
            $2,146 through 2002, collateralized by equipment                                                     45,123      65,754
        Note payable to bank bearing interest at prime plus .5% (10% at December
            31, 2000). This note requires interest payments only through
            February 2001 with monthly principal and interest payments due thereafter. Proceeds from this borrowing were used to make certain escrow deposits in connection with the acquisition of the Company's headquarters facility located in Irving, Texas. The acquisition was
            completed in March 2001 at a purchase price of $3,500,000                                           148,000          --
        Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32, as of December
            31, 2000, $275,000 has been repaid and $248,000 has been converted into
            186,885 shares of common stock                                                                      207,000     273,000
        Litigation settlement to former marketing consultant and distributor, payable
            $5,000 per month through April 2004, settlement is without interest and
            has been discounted at 10%                                                                          169,487     380,248
        Capital lease obligations                                                                               599,601     431,802
        Other                                                                                                    25,000      25,000
                                                                                                             ----------  ----------
                                                                                                              1,301,212   1,256,786
        Less - current maturities                                                                               759,142     671,806
                                                                                                             ----------  ----------

            Total                                                                                            $  542,070  $  584,980
                                                                                                             ==========  ==========

     Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 14%.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE H - LONG-TERM OBLIGATIONS - Continued

     Long-term obligation payments payable in the next five years are as follows:

                                                                                               Capital
         December 31,                                                    Debt                   leases
         ------------                                                  --------                --------
              2001                                                     $484,871                $342,667
              2002                                                      107,307                 287,914
              2003                                                       71,686                  70,012
              2004                                                       30,709                  16,202
              2005                                                        7,038                      --
                                                                       --------                --------
                                                                        701,611                 716,795
         Less amount representing interest                                   -                  117,194
         Less current maturities                                        484,871                 274,271
                                                                       --------                --------
                                                                       $216,740                $325,330
                                                                       ========                ========

NOTE I - CAPITAL TRANSACTIONS

     Private Placements

     In 1999, the Company sold 53,332 shares of common stock to two distributors for $40,000. The proceeds of this stock placement were used to purchase a new product line.

     In 1998, the Company sold 255,449 shares of unregistered common stock at prices ranging from $1.35 to $1.66 per share. In addition, the Company granted warrants to purchase 216,932 shares of common stock, exercisable through October 2003 at an exercise price of $2.00 per share. Each of the warrants are outstanding at December 31, 2000. The offering raised $389,476.

     In 1997, the Company sold 1,000,000 shares of unregistered common stock through a private placement offering at a per share price of $1.25. The offering raised $947,442 in cash (net of offering costs) and included the conversion of a $250,000 note payable due the investor. In addition, the investor received a five-year warrant to purchase 1,000,000 shares of our unregistered common stock at an exercise price of $2.00 per share which remains outstanding at December 31, 2000. The investor also received a demand registration right covering the private placement and warrant shares exercisable under certain circumstances covered in the stock purchase agreement.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE I - CAPITAL TRANSACTIONS - Continued

     Stock Options

     The Company has a stock option plan ("The 1998 Stock Option Plan"). The Plan reserves 500,000 shares under the Plan.

     As of December 31, 2000, directors, officers and key employees have been granted options to acquire 194,000 shares of common stock that vest periodically through 2004. The options have been granted at prices ranging from $.50 to $1.062 per share, which were the market prices of the shares on the dates granted. The options expire at various dates through 2005.

     The Company has entered into stock option agreements outside of the Plan. As of December 31, 2000, individuals have been granted options to acquire 868,520 shares of common stock.

     The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company accounts for stock based compensation following Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized. Had compensation cost for the stock based compensation been determined consistent with SFAS 123, our net earnings
     (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

                                                                  Year ended December 31,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
         Net earnings (loss)
              As reported                                $   510,289   $   268,273   $   (33,587)
                                                         ===========   ===========   ===========

              Pro forma                                  $   453,042   $    89,559   $  (345,197)
                                                         ===========   ===========   ===========

         Earnings (loss) per share - basic and diluted
              As reported                                $      0.04   $      0.02   $     (0.00)
                                                         ===========   ===========   ===========

              Pro forma                                  $      0.03   $      0.01   $     (0.03)
                                                         ===========   ===========   ===========

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 145 percent for 2000, 153 percent for 1999 and 173 percent for 1998; average risk-free interest rate of 5.19 percent for 2000, 5.06 percent for 1999 and 5.0 percent for 1998; average expected life of 4.5 years for 2000, 3.13 years for 1999 and 5.5 years for 1998. Dividends were assumed not to be paid during the period of calculation. The weighted-average fair value of options granted was $.78, $.89 and $.96 in 2000, 1999 and 1998, respectively.

     Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, our employee stock options have characteristics significantly different from those of traded options including long-vesting schedules, and changes in the subjective input assumptions can materially affect the fair value estimate. The Company believes that the best assumptions available were used to value the options.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998

NOTE I - CAPITAL TRANSACTIONS - Continued

     Stock Options - Continued

     Changes in our stock options are as follows:

                                                                                                               Weighted-
                                                                                                               average
                                                      Shares                  Exercise price                exercise price
                                                     ---------                --------------                ---------------
         Outstanding at December 31, 1997              785,200                 $1.03 - $2.40                    $1.17
              Granted                                  653,200                   0.73 - 2.00                     1.02
              Exercised                                     --                            --                       --
              Canceled or expired                       (8,000)                         1.06                     1.06
                                                     ---------

         Outstanding at December 31, 1998            1,430,400                   0.73 - 2.40                     1.11
              Granted                                  207,720                   0.77 - 1.54                     1.13
              Exercised                                     --                            --                       --
              Canceled or expired                     (525,000)                  1.06 - 1.33                     1.18
                                                     ---------

         Outstanding at December 31, 1999            1,113,120                   0.73 - 2.40                     1.08
              Granted                                   72,000                   0.50 - 1.06                     0.93
              Exercised                                     --                            --                       --
              Canceled or expired                     (122,600)                  0.73 - 2.00                     1.19
                                                     ---------

         Outstanding at December 31, 2000            1,062,520                   0.50 - 2.40                     1.04
                                                     =========

         Exercisable at December 31, 2000              951,770
                                                     =========

     Stock options outstanding and exercisable at December 31, 2000 is summarized as follows:

                                               Weighted-
                                                average              Weighted-                                  Weighted-
    Range of               Number              remaining              average               Number               average
exercise price            outstanding        contractual life        exercise price        exercisable         exercise price
--------------            -----------        ----------------        --------------        -----------         --------------
 $0.50 - $0.812             375,000            4.5 years                $0.80                323,000              $0.81
  0.88 -  0.99              150,480            2.5 years                 0.91                135,480               0.91
          1.06              185,000            1.7 years                 1.06                141,250               0.91
  1.09 -  1.29              184,120            1.9 years                 1.24                184,120               1.24
  1.32 -  2.40              167,920            1.7 years                 1.47                167,920               1.47
                           --------                                                          -------

                          1,062,520                                                          951,770
                          =========                                                          =======

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE J - INCOME TAXES

     The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% follows:

                                                                              December 31,
                                                                    ----------------------------------
                                                                      2000        1999         1998
                                                                    ---------   ---------    ---------
         Federal income tax expense at statutory rate               $ 278,862   $  84,686    $ 172,453

         Non-deductible expenses                                        5,875     146,285        8,500
         State income taxes, net of federal benefit                    24,605          --           --
         Adjustment of deferred tax items                              53,850          --           --
         Depreciation and amortization                                     --    (103,837)     (56,780)
         NOL carryforwards                                                 --     (65,326)    (165,165)
         Effect of foreign operations, net of foreign tax credits      17,486      55,571       36,938
                                                                    ---------   ---------    ---------

         Income tax expense (benefit)                               $ 380,678   $ 117,379    $  (4,054)
                                                                    =========   =========    =========

     Deferred tax assets and liabilities at December 31, 2000 and 1999 are comprised of the following:

                                                         December 31,
                                                 --------------------------
                                                    2000           1999
                                                 -----------    -----------
         Deferred tax assets
              Lawsuit settlement                 $    62,710    $   129,285
              Allowance for doubtful accounts         11,059         25,500
              Prepaid expenses                         8,003             --
              Vacation pay accrual                    21,626             --
              Deferred revenue                        11,974             --
              Net operating loss carryforwards        42,081        223,481
              Other                                   14,800             --
                                                 -----------    -----------
                                                     172,253        378,266
         Deferred tax liabilities
              Depreciation                       $  (273,825)   $  (117,980)
              Amortization                           (62,160)       (42,840)
                                                 -----------    -----------
                                                    (335,985)      (160,820)
                                                 -----------    -----------
         Net deferred tax (liabilities) assets   $  (163,732)   $   217,446
                                                 ===========    ===========

     The Company has net operating loss carryforwards of approximately $84,000 that expire in 2014.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE J - INCOME TAXES - Continued

     Income tax expense (benefit) for continuing operations consists of the following:

                                                                           December 31,
                                                                ----------------------------------
                                                                  2000         1999        1998
                                                                ---------    ---------   ---------
         Current
              Federal                                           $  11,000    $   2,000   $      --
              Foreign                                              34,224       55,571      36,938
         Deferred
              Federal                                             347,581       59,808     (40,992)
              Foreign                                             (12,127)          --          --
                                                                ---------    ---------   ---------

         Income tax expense (benefit) - continuing operations   $ 380,678    $ 117,379   $  (4,054)
                                                                =========    =========   =========

NOTE K - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2005. Future minimum payments under non-cancelable operating leases are as follows:

         December 31,
         ------------
              2001                                                    $  436,685
              2002                                                       334,305
              2003                                                       238,709
              2004                                                       150,235
              2005                                                        86,234
                                                                      ----------
                                                                      $1,246,168
                                                                      ==========

     Employee Benefit Plan

     The Company's employees can participate in an employee benefit plan under
     Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than two months. The Company does not make matching contributions.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE K - COMMITMENTS AND CONTINGENCIES- Continued

     Lightforce Acquisition

     In June 1996, the Company acquired certain assets and assumed certain liabilities of Lightforce, Inc.

     The purchase agreement called for additional shares of common stock to be paid, for the first two years, based on sales to the Lightforce distributors. Additional common stock, valued at market price share, was paid equal to 25% of sales generated by the Lightforce distributor network during the first year after the purchase; and 25% of incremental sales above the first year generated during the second year. In 1998, the Company issued 47,157 shares of common stock, valued at $94,512 under this provision.

     In addition, the agreement specified that the seller will receive a lifetime 5% commission on all sales of Lightforce products. This commission amounted to $117,238, $151,799 and $153,641 in 2000, 1999 and 1998,
     respectively.

     From time to time the Company is involved in various legal matters arising in the normal course of business. In management's opinion, such matters are without merit and the outcome will not have a material effect on the Company's financial position.

NOTE L - DISCONTINUED OPERATIONS

     In 1998, the Company discontinued the operations of Great Xpectations Marketing, Inc. (GXI). GXI has remaining liabilities amounting to $100,000, $212,386 and $511,903 at December 31, 2000, 1999 and 1998, respectively.
     Earnings resulting from settlement of liabilities during 2000 at less than recorded amounts are shown as earnings from discontinued operations, net of income taxes in the accompanying statements of operations.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE M - NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company had the following non-cash investing and financing activities:

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
         Conversion of debt into common stock                $       --   $    1,000   $   30,000

         Lightforce purchase with common stock                       --           --       94,512

         Fixed assets purchases by capital leases               376,168      215,206      324,821

NOTE N - SEGMENT INFORMATION

     The Company has three operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

     The Company's operating segments are based on geographic operations and include a domestic segment (United States) and two international segments (Canada and other regions). The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note A. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A. Inter-segment sales, eliminated in consolidation, are not material.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE N - SEGMENT INFORMATION - Continued

     Financial information summarized by geographic segment for the years ended December 31, 2000, 1999 and 1998 is listed below (in thousands):

                                                      Earnings
                                        Sales to       before
                                        external      income       Long-lived    Total
                                        customers      taxes         assets      assets
                                        ----------   ----------    ----------   ----------
         Year ended December 31, 2000
              Domestic                  $   30,362   $      659    $    5,356   $    8,938
              Canada                         7,384           14           580        1,807
              All others                     2,247          147            --           --
                                        ----------   ----------    ----------   ----------

               Totals                   $   39,993   $      820    $    5,936   $   10,745
                                        ==========   ==========    ==========   ==========

         Year ended December 31, 1999
              Domestic                  $   28,666   $       94    $    4,371   $    7,466
              Canada                         5,564           71           650        1,534
              All others                     1,451           83            --           --
                                        ----------   ----------    ----------   ----------

               Totals                   $   35,681   $      248    $    5,021   $    9,000
                                        ==========   ==========    ==========   ==========

         Year ended December 31, 1998
              Domestic                  $   23,430   $      485    $    3,524   $    6,892
              Canada                         4,153           32           650        1,316
              All others                       801          (10)           --           --
                                        ----------   ----------    ----------   ----------

               Totals                   $   28,384   $      507    $    4,174   $    8,208
                                        ==========   ==========    ==========   ==========

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2000, 1999 and 1998


NOTE O - EARNINGS PER SHARE

                                                                  Year ended December 31,
                                                        ------------------------------------------
                                                           2000           1999           1998
                                                        ------------   ------------   ------------
     Earnings from continuing operations                $    439,503   $    130,697   $    511,270

     Basic EPS

     Weighted average common shares outstanding
         during period - basic and diluted                13,916,294     13,893,883     13,699,163

     Earnings per common share - basic and diluted      $       0.03   $       0.01   $      (0.04)
                                                        ============   ============   ============

     The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for 2000, 1999 and 1998 and accordingly have been excluded from the computation.

     For 2000, 1999 and 1998 all stock options and warrants outstanding in the respective periods were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.

     NOTE P - RELATED PARTY TRANSACTIONS

     The Company has been granted on exclusive license to sell certain products by a company controlled by a director newly appointed in June 2000. During 2000, the Company paid $3,800,000 to the director's company.

                               INDEX TO EXHIBITS


 Ex. No.     Description
 -------     -----------
 3.1         Articles of Incorporation(1)

 3.2         By-Laws(1)

 4.1         Specimen copy of Certificate for Common Stock(1)

 4.2         Specimen copy of 10% Convertible Notes issued in 1997 (2)

 4.3         The 1998 Stock Option Plan for our Directors, Employees and
             Consultants (2)

 4.4         Stock Purchase Agreement dated 10/27/97 with Dr. M. G.
             Robertson (2)

 10.1        Exclusive License Agreement with Flanagan Technologies for its
             Microclusters (2)

 10.2        Form of Member Agreement and Policies with Distributors (2)

 10.3        Form of Indemnification Agreement(1)

 10.4        Real Estate Purchase Agreement(3)

 10.5*       Employment Agreement with Richard Howard

 16.1        Letter regarding change in accountant(4)

----------

*Filed herewith.

(1) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000

(2) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999

(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000

(4) Incorporated by reference to the Current Report on Form 8-K/A filed January 10, 2001