Form 10-Q
period 2001-03-31
ROYAL BODYCARE INC/NV
filed 2001-05-15
CIK 830052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:    33-20323


                              Royal BodyCare, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                 91-2015186
------------------------                                   ---------------------
(State of Incorporation)                                   (IRS Employer ID No.)

            2301 Crown Court, Irving, Texas              75038
        ----------------------------------------       ---------
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

Shares of common stock, par value $0.001, outstanding at May 1, 2001:

                                   13,936,294

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                          Page Number
         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of March 31, 2001 and December 31, 2000          3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended
                           March 31, 2001 and 2000                             4

                           Condensed Consolidated Statements of
                           Cash Flows for the quarters ended
                           March 31, 2001 and 2000                             5

                           Notes to Condensed Consolidated Financial
                           Statements                                          6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                         12

         Item 3.           Quantitative and Qualitative Disclosure about
                           Market Risk                                        15

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                  16

         Item 2.           Changes in Securities                              16

         Item 3.           Defaults Upon Senior Securities                    16

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                            16

         Item 5.           Other Information                                  17

         Item 6.           Exhibits and Reports on Form 8-K                   17

ITEM 1.   FINANCIAL STATEMENTS

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)


                                                                 MARCH 31,          DECEMBER 31,
                                                                   2001                 2000
                                                               ------------         ------------
ASSETS
Current assets:
    Cash                                                       $    107,031         $    230,460
    Interest bearing deposit                                        125,000              125,000
    Accounts receivable                                             283,386              491,406
    Inventories                                                   3,460,718            3,465,172
    Deferred income tax assets                                      158,230               98,542
    Prepaid expenses and other                                      696,696              398,494
                                                               ------------         ------------
        Total current assets                                      4,831,061            4,809,074

Property & equipment, net                                         6,501,053            2,671,334
Goodwill, net                                                     2,215,041            2,273,081
Other assets                                                        849,115              991,502
                                                               ------------         ------------
                                                               $ 14,396,270         $ 10,744,991
                                                               ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $  1,600,345         $  1,554,817
    Accrued liabilities                                           2,542,942            2,309,133
    Current maturities of long-term debt                            833,579              759,142
    Lines of credit                                                 397,043              415,607
    Net liabilities of discontinued operations                      100,000              100,000
                                                               ------------         ------------
        Total current liabilities                                 5,473,909            5,138,699

Deferred income tax liabilities                                     262,274              262,274
Long term debt, less current maturities                           3,972,269              542,070

Shareholders' equity:
    Common stock, $0.001 par value; 50,000,000 shares
        authorized; 13,936,294 and 13,916,294 shares
        issued and outstanding at March 31, 2001
        and December 31,2000, respectively                           13,936               13,916
    Additional paid-in capital                                   12,179,098           12,159,118
    Accumulated deficit                                          (7,376,939)          (7,275,118)
    Accumulated other comprehensive loss                           (128,277)             (95,968)
                                                               ------------         ------------
                                                                  4,687,818            4,801,948
                                                               ------------         ------------
                                                               $ 14,396,270         $ 10,744,991
                                                               ============         ============


See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                                For the Quarter Ended March 31,
                                                               ---------------------------------
                                                                   2001                 2000
                                                               ------------         ------------
Sales                                                          $  9,239,785         $  9,749,545
Cost of goods sold                                                2,834,810            2,662,624
                                                               ------------         ------------
    Gross margin                                                  6,404,975            7,086,921

Operating expenses
    Distributor commissions                                       3,440,751            4,089,878
    Selling, general and administrative                           3,126,045            2,768,061
                                                               ------------         ------------
        Total operating expenses                                  6,566,796            6,857,939
                                                               ------------         ------------
Earnings (loss) before income taxes                                (161,821)             228,982
    Provision (benefit) for income taxes                            (60,000)              78,000
                                                               ------------         ------------
Net earnings (loss)                                            $   (101,821)        $    150,982
                                                               ============         ============
Earnings (loss) per share:
    Net earnings (loss) per share - basic and diluted          $      (0.01)        $       0.01
                                                               ============         ============
    Weighted average common shares outstanding -
        basic and diluted                                        13,922,961           13,916,294
                                                               ============         ============

See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)


                                                               For the Quarter Ended March 31,
                                                               -------------------------------
                                                                   2001                2000
                                                               -----------         -----------
Cash flows from operating activities:
    Net earnings (loss)                                        $  (101,821)        $   150,982
    Adjustment for non-cash items:
      Depreciation and amortization                                192,142             149,961
      Deferred income taxes                                        (60,000)             78,000
    Change in operating assets and liabilities
      Accounts receivable                                          207,553             (91,203)
      Inventories                                                  (47,851)           (421,085)
      Prepaid expenses and other                                  (301,885)             (5,279)
      Other assets                                                 142,304             (16,495)
      Accounts payable and accrued expenses                        305,673             618,900
                                                               -----------         -----------
Net cash provided by operating activities                          336,115             463,781
                                                               -----------         -----------
Cash flows from investing activities:
    Purchase of property and equipment                          (3,968,757)           (150,846)
                                                               -----------         -----------
Net cash used for investing activities                          (3,968,757)           (150,846)
                                                               -----------         -----------
Cash flows from financing activities:
    Net proceeds from (payments of) lines of credit                (16,121)                 --
    Proceeds from long term debt                                 3,602,000             235,641
    Payments of long term debt                                    (100,243)           (173,617)
                                                               -----------         -----------
Net cash provided by financing activities                        3,485,636              62,024
                                                               -----------         -----------
Effect of exchange rate changes on cash flows                       23,577               2,044
                                                               -----------         -----------
Net increase (decrease) in cash                                   (123,429)            377,003
Cash, beginning of period                                          230,460             208,225
                                                               -----------         -----------
Cash, end of period                                            $   107,031         $   585,228
                                                               ===========         ===========


See notes to condensed consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 2000 was derived from the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

NOTE B - BUSINESS HISTORY:

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

RBC has entered into agreements to license the exclusive rights to sell its nutritional and personal care products internationally through third party licensees in their respective countries. RBC has entered into seven such arrangements to market its products. Under these agreements, distributors in the licensed countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States and Canada.

In December 2000, RBC created a new subsidiary called BizAdigm, Inc., a Nevada Corporation ("BizAdigm"). BizAdigm offers internet products including web sites, on-line training courses in over 170 different topics, and mini CD's used for presenting promotional information. The BizAdigm products are marketed through a network of independent distributors similar in approach to the marketing of RBC's current nutritional and personal care products. There has been limited activity in BizAdigm due to its recent inception.

The operations conducted by Mighty Power and its affiliates prior to the merger of GlobeNet and Mighty Power were conducted post-merger by Great Xpectations Marketing, Inc. ("GXI") and are classified in the accompanying consolidated financial statements as discontinued operations.

NOTE C - INVENTORIES:


Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                                March 31, 2001     December 31, 2000
                                                --------------     -----------------
Raw materials and bulk products                   $  867,106          $  931,436
Packaging Materials                                  259,687             289,357
Finished goods                                     2,333,925           2,244,379
                                                  ----------          ----------
                                                  $3,460,718          $3,465,172
                                                  ==========          ==========

NOTE D - PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2001 and December 31, 2000 consists of the following:


                                              March 31, 2001     December 31, 2000
                                              --------------     -----------------
Land and building                               $ 3,827,966         $        --
Computer software and office equipment            3,947,805           3,717,310
Warehouse equipment                                 331,711             306,273
Automotive equipment                                118,218             118,901
Leasehold improvements                               41,288             157,587
                                                -----------         -----------
                                                  8,266,988           4,300,071
Less - accumulated depreciation                  (1,765,935)         (1,628,737)
                                                -----------         -----------
                                                $ 6,501,053         $ 2,671,334
                                                ===========         ===========

In March 2001, the Company completed the purchase of its corporate headquarters facility located in Irving, Texas.

NOTE E - ACCRUED LIABILITIES:

Accrued liabilities at March 31, 2001 and December 31, 2000 consist of the following:

                                              March 31, 2001     December 31, 2000
                                              --------------     -----------------
Distributor commissions                         $1,172,850           $1,291,076
Sales and other taxes                              187,611              196,472
Interest                                            16,436               15,797
Deferred revenue                                   803,435              529,816
Other                                              362,610              275,972
                                                ----------           ----------
                                                $2,542,942           $2,309,133
                                                ==========           ==========

NOTE F - LONG TERM OBLIGATIONS:

At March 31, 2001 and December 31, 2000 long-term obligations consist of the following:



                                                                        March 31, 2001     December 31 ,2000
                                                                        --------------     -----------------
Mortgage note payable bearing interest at 7.75%, payable
     in monthly installments of $25,797 through April 2019,
     collateralized by land and building                                 $ 3,000,000         $        --

Note payable to previous owner of the Company's headquarters facility bearing interest at 7%, payable in monthly
     installments of $3,483 through March 2003 at which time
     a final installment of $255,000 is due. Proceeds from
     this borrowing were used in connection with the
     purchase of the Company's headquarters facility                         300,000                  --

Note payable to bank bearing interest at prime plus .5% (9%
     at March 31, 2001) due in monthly installments of
     $7,474 through March 2006.  Proceeds from this
     borrowing were used in connection with the purchase of
     the Company's headquarters facility                                     350,000             148,000

Notes payable to banks bearing interest at rates ranging
     from 4.9% to 10.4%, payable through 2005,
     collateralized by automobiles                                            96,845             107,001

Note payable to bank bearing interest at 9%, due in monthly
     payments of $2,146 through 2002, collateralized by
     equipment                                                                39,641              45,123

Convertible notes (original amount $730,000) bearing
     interest at 10% payable quarterly, originally due two
     years from the date of issuance, notes are convertible
     into common stock any time prior to maturity at the
     option of the holder based on a per share conversion
     price of $1.32, as of March 31, 2001, $285,000 has been
     repaid and $248,000 has been converted into 186,885
     shares of common stock                                                  197,000             207,000

Litigation settlement to former marketing
     consultant and distributor, payable $5,000
     per month through April 2004, settlement is
     without interest and has been discounted at
     10%                                                                     158,634             169,487

Capital lease obligations                                                                        538,728             599,601
Other                                                                                            125,000              25,000
                                                                                             -----------         -----------
                                                                                               4,805,848           1,301,212
Less - current maturities                                                                       (833,579)           (759,142)
                                                                                             -----------         -----------
                                                                                             $ 3,972,269         $   542,070
                                                                                             ===========         ===========

Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 14%.

NOTE G - CAPITAL TRANSACTIONS:

In connection with private placements of its common stock in October 1997, June 1998 and July 1998, the Company issued to the purchasers five-year warrants to purchase an aggregate of 1,216,931 shares of the Company's unregistered common stock at an exercise price of $2.00 per share. The investors also received certain registration rights covering the private placement and warrant shares exercisable under certain circumstances described in the stock purchase agreements.

The Company has a stock option plan ("The 1998 Stock Option Plan") under which 500,000 shares of its common stock are reserved. As of March 2001, directors, officers and key employees have been granted options to acquire 194,000 shares of common stock that vest periodically through 2004. The options have been granted at prices ranging from $.50 to $1.062 per share, which were the market prices of the shares on the dates granted. The options expire at various dates through 2005.

The Company has also entered into stock option agreements outside of the 1998 Stock Option Plan. As of March 31, 2001, individuals have been granted options to acquire 825,520 shares of common stock.

NOTE H - SEGMENT INFORMATION:

The Company has three operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

The Company's operating segments are based on geographic operations and include a domestic segment (United States) and two international segments (Canada and other regions). The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note B. Inter-segment sales, eliminated in consolidation, are not material.

Financial information summarized by geographical segment for the quarters ended March 31, 2001 and 2000 is listed below (in thousands):

                                                             Earnings
                                                              (loss)
                                           Sales to           before
                                           external           income         Long-lived         Total
                                           customers          taxes            assets           Assets
                                           ---------         --------        ----------         -------
Quarter ended March 31, 2001
     Domestic                               $ 7,029          $  (300)          $ 9,031          $12,771
     Canada                                   1,637              148               534            1,625
     All others                                 574              (10)               --               --
                                            -------          -------           -------          -------
Totals                                      $ 9,240          $  (162)          $ 9,565          $14,396
                                            =======          =======           =======          =======

Quarter ended March 31, 2000
     Domestic                               $ 7,558          $    59           $ 4,505          $ 8,313
     Canada                                   1,756              145               654            1,638
     All others                                 436               25                --               --
                                            -------          -------           -------          -------
Totals                                      $ 9,750          $   229           $ 5,159          $ 9,951
                                            =======          =======           =======          =======


NOTE H - EARNINGS PER SHARE:

                                                               Quarter ended March 31,
                                                       -----------------------------------
                                                            2001                  2000
                                                       -------------          ------------
Net earnings (loss)                                    $   (101,821)          $    150,982
Weighted average common shares outstanding
     during period - basic and diluted                   13,922,961             13,916,294
Earnings (loss) per common share -
     basic and diluted                                 $      (0.01)          $       0.01

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters ended March 31, 2001 and 2000, and accordingly have been excluded from the computation.

All stock options and warrants outstanding in the respective periods were excluded from the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.

NOTE I- COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

                                                               Quarter ended March 31,
                                                           -----------------------------
                                                             2001                 2000
                                                           ---------           ---------
Net earnings (loss)                                        $(101,821)          $ 150,982

Other comprehensive income (loss):
     Foreign currency translation adjustment                 (32,309)              1,730
                                                           ---------           ---------
     Comprehensive income (loss)                           $(134,130)          $ 152,712
                                                           =========           =========

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

Quarter Ended March 31, 2001 Compared with the Quarter Ended March 31, 2000

Our sales for the quarter ended March 31, 2001 were $9,240,000 compared with sales for same quarter of the prior year of $9,750,000, a decrease of $510,000 or 5%. The decline in first quarter sales resulted from sales declines in the U.S. and Canadian markets of $775,000 and $120,000, respectively. Declines in these markets were partially offset by a sales increase in our international licensee markets, principally Europe and Russia, of $138,000 and recognized sales related to our Internet products of $247,000. The Internet products are marketed of under the brand name BizAdigm. While sales outside of North America have continued to grow, North American sales have not. Sales in the first two quarters of 2000 benefited from sales generated in response to new promotional programs that were introduced during that period and sales generated in anticipation of changes that were made to the plan by which our independent distributors are compensated. Our sales decline in the first quarter of 2001 occurred because this sales momentum was not sustained. We intend to introduce enhancements to our marketing program in the second quarter of 2001 that we believe will begin to stimulate increased sales and recruiting activities among our North American independent distributors.

Our cost of goods sold for the quarter ended March 31, 2001 was $2,835,000 compared with cost of goods sold in the same quarter of the prior year of $2,663,000 an increase of $172,000 or 6%. As a percentage of sales, cost of goods sold was 31% in 2001 compared with 27% in 2000. This increase resulted from several factors. Approximately 1.5% of this increase was attributable to a change in the product sales mix in the U.S. while an additional 1.5% was attributable to the increase in sales to our international licensees. These increases are offset by corresponding reductions in distributor commission expense since lower margin products sold in the U.S. carry lower commission values, and no distributor commissions are paid on sales to international licensees. The other 1% increase in the cost of goods sold percentage was mainly attributable to an increase shipping costs associated with our Canadian operation. These cost increases were incurred as a result of a reorganization of Canadian operations during which time a significant portion of our eastern Canadian orders were shipped from the U.S. This reorganization was substantially completed in April 2001 so we expect our Canadian shipping costs to return to their former level.

Our distributor commissions for the quarter ended March 31, 2001 were $3,441,000 compared with distributor commissions in the same quarter of 2000 of $4,090,000, a decrease of $649,000 or 16%. As a percentage of sales, distributor commissions in 2001 were 37% compared with 42% in 2000. As described above, this percentage decline was mainly related to a change in product sales mix in the U.S. and the increase in sales to our international licensees. A portion of this percentage decrease was also attributable to a re-structuring of our distributor compensation plan that became fully effective June 1, 2000. We expect this percentage to increase over time as distributors qualify for the highest commission levels in the plan.

Our general and administrative expenses for the quarter ended March 31, 2001, were $3,126,000 compared with such expenses in the same quarter of 2000 of $2,768,000, an increase of $358,000 or 13%. This increase was mainly related to expenses incurred in connection with the development and initial marketing of the BizAdigm Internet product line. We anticipate that this line will be ready for a full launch in the second quarter of 2001. The increase in general and administrative expenses was also attributable to increased expenses incurred in support of our international licensees, increased expenses related to the enhancement and support of our information technology systems and expenses incurred in connection with our annual independent distributor conference. The prior year annual independent distributor conference was held in the second quarter of 2000. As percentage of sales, general and administrative expenses were 34% and 28% in 2001 and 2000, respectively.

Our net loss for the quarter ended March 31, 2001 was $102,000, or $.01 per share, compared with net earnings in the comparable quarter of the prior year of $151,000 or $.01 per share, a decline of $253,000. This loss was resulted from the factors described above. Associated with our first quarter operating loss, we recorded a tax benefit of $60,000 since we expect to be profitable for the year of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, we had a net decrease in cash of $123,000. This decrease in cash resulted primarily from net cash provided by operating activities and financing activities of $336,000, and $3,486,000, respectively, that was more than offset by the net cash used to purchase property and equipment of $3,969,000. The net cash flows from investing and financing activities during the quarter principally related to the purchase of our headquarters facility in Irving, Texas. The total cost of this facility was approximately $3.7 million. Financing for this purchase was provided by a $3 million mortgage note, a $300,000 note from the seller and a $350,000 note from a bank.

Consistent with industry practice, most of our sales are paid at the time of order. Therefore, our primary working capital need is to maintain inventory at a level commensurate with sales activities. Since our sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for us to have products on hand when the distributors place their orders. During periods of sales growth we must purchase inventory in anticipation of sales, thereby creating the need for additional working capital.

We believe that we will be able to fund moderate sales increases through our operations. Should sales growth increase beyond our ability to finance our growth internally, we will again seek outside sources of capital including bank borrowings, other types of debt financing, or an equity offering. There is no assurance, however, that we would be able to obtain any additional outside financing. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

Other than those factors already described, we are not aware of any trends or uncertainties that would significantly affect our liquidity or capital resources in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion about our market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. We do not use derivative financial instruments for speculative or trading purposes. We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

Foreign exchange

We have foreign-based operations in Canada which accounted for 18% of 2000 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $475,000 at March 31, 2001, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $47,500.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At March 31, 2001, we had $747,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at March 31, 2001, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $7,500.

PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

         ROYAL BODYCARE JAPAN, DUDLEY A. OLSEN AND DUANE ENGHOLM v. ROYAL BODYCARE, INC. and CLINTON HOWARD

         On March 29, 1999, the plaintiffs filed an action in the United States District Court for the Northern District of Texas against us and Mr. Howard, asserting causes of action for breach of contract, fraud, misrepresentation and violations of the Texas Deceptive Trade Practices Act and sought actual and compensatory damages of $2,868,000 and punitive damages of $10,000,000. On December 14, 1999, the parties reached an agreement in principal to settle all claims and controversies, under the terms of which we agreed to pay the sum of $10,000.00 and to reinstate a particular distributor plan for our distributors and related parties who performed sales services on behalf of our Japanese affiliate. That settlement was not consummated as the plaintiffs discharged their attorneys and retained new counsel. A further attempt at settlement, through a formal mediation session, failed and the case has now been administratively reopened by the Court. As only minimal discovery has been accomplished, we are unable to predict the ultimate resolution of this case, and it is not possible to determine materiality on our operations if the claims asserted are successful.

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         We held our Annual Meeting of Shareholders on March 16, 2001. At this meeting the following persons were elected to serve as directors until the 2002 Annual Meeting of Shareholders:

                                           FOR                      AGAINST                    ABSTAINED
                                           ---                      -------                    ---------
Steven E. Brown                         8,587,086                      0                           0
G. Patrick Flanagan                     8,587,086                      0                           0
Clinton H. Howard                       8,587,086                      0                           0
Richard A. Howard                       7,565,495                    41,256                     980,335
Kenneth L. Sabot                        8,587,086                      0                           0
Joseph S. Schuchert, Jr.                7,555,404                    18,040                    1,013,642

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


                                       Royal BodyCare, Inc.
                                       --------------------
                                       Registrant



                                        By:  /s/ Clinton H. Howard
                                            ------------------------------------
                                        Its: President





DATE: May 10, 2001
Irving, Texas

                                  EXHIBIT INDEX



     EXHIBIT NUMBER                 DESCRIPTION
     --------------                 -----------
         10.1              Real Estate Purchase Agreement

         10.2*             Deed of Trust

         10.3*             Indemnification Agreement

         10.4*             Mortgage Note

         10.5*             Promissory Note

* Filed Herein