Form 10-Q
period 2001-06-30
ROYAL BODYCARE INC/NV
filed 2001-08-13
CIK 830052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:       33-20323


                              Royal BodyCare, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                         91-2015186
-------------------------------                             ----------
   (State of Incorporation)                            (IRS Employer ID No.)


              2301 Crown Court, Irving, Texas                    75038
              -------------------------------                    -----
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

Shares of common stock, par value $0.001, outstanding at August 1, 2001:

                                                       13,936,294

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                    Page Number

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of June 30, 2001 and December 31, 2000                     3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended
                           June 30, 2001 and 2000                                        4

                           Condensed Consolidated  Statements of
                           Operations for the six months ended
                           June 30, 2001 and 2000                                        5

                           Condensed Consolidated Statements of
                           Cash Flows for the six months ended
                           June 30, 2001 and 2000                                        6

                           Notes to Condensed Consolidated Financial
                           Statements                                                    7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                   14

         Item 3.           Quantitative and Qualitative Disclosure about
                           Market Risk                                                  19

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                            20

         Item 2.           Changes in Securities                                        20

         Item 3.           Defaults Upon Senior Securities                              20

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                                      20

         Item 5.           Other Information                                            20

         Item 6.           Exhibits and Reports on Form 8-K                             20

ITEM 1. FINANCIAL STATEMENTS

         ROYAL BODYCARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 JUNE 30,      DECEMBER 31,
                                                                  2001            2000
                                                               ------------    ------------
ASSETS
Current assets:
    Cash                                                       $    438,438    $    230,460
    Interest bearing deposit                                        125,000         125,000
    Accounts receivable                                             261,657         491,406
    Inventories                                                   3,161,495       3,465,172
    Deferred income tax assets                                      216,546          98,542
    Prepaid expenses and other                                      649,539         398,494
                                                               ------------    ------------
        Total current assets                                      4,852,675       4,809,074

Property & equipment, net                                         6,611,808       2,671,334

Goodwill, net                                                     2,193,891       2,273,081

Other assets                                                        741,980         991,502
                                                               ------------    ------------
                                                               $ 14,400,354    $ 10,744,991
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $  1,584,624    $  1,554,817
    Accrued liabilities                                           2,291,918       2,309,133
    Current maturities of long-term debt                          1,054,241         759,142
    Lines of credit                                                 343,839         415,607
    Net liabilities of discontinued operations                      100,000         100,000
                                                               ------------    ------------
        Total current liabilities                                 5,374,622       5,138,699

Deferred income tax liabilities                                     262,274         262,274
Long term debt, less current maturities                           4,140,820         542,070

Shareholders' equity:
    Common stock, $0.001 par value; 50,000,000
        shares authorized; 13,936,294 and 13,916,294
        shares issued and outstanding at June 30, 2001
        and December 31, 2000, respectively                          13,936          13,916
    Additional paid-in capital                                   12,179,098      12,159,118
    Accumulated deficit                                          (7,475,417)     (7,275,118)
    Accumulated other comprehensive loss                            (94,979)        (95,968)
                                                               ------------    ------------
                                                                  4,622,638       4,801,948
                                                               ------------    ------------
                                                               $ 14,400,354    $ 10,744,991
                                                               ============    ============




See notes to condensed consolidated financial statements.

         ROYAL BODYCARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED)


                                                          For the Quarter Ended June 30,
                                                          ------------------------------
                                                              2001             2000
                                                          -------------    -------------
Sales                                                     $   9,272,907    $  11,209,052

Cost of goods sold                                            2,897,600        3,225,400

                                                          -------------    -------------
    Gross margin                                              6,375,307        7,983,652

Operating expenses
    Distributor commissions                                   3,403,369        4,273,180
    Selling, general and administrative                       3,128,416        3,255,562

                                                          -------------    -------------
        Total operating expenses                              6,531,785        7,528,742

                                                          -------------    -------------
Earnings (loss) before income taxes                            (156,478)         454,910

    Provision (benefit) for income taxes                        (58,000)         154,000

                                                          -------------    -------------
Net earnings (loss)                                       $     (98,478)   $     300,910

                                                          =============    =============


Earnings (loss) per share - basic and diluted:

    Net earnings (loss) per share                         $       (0.01)   $        0.02

                                                          =============    =============

    Weighted average common shares outstanding               13,936,294       13,916,294

                                                          =============    =============


See notes to condensed consolidated financial statements.

         ROYAL BODYCARE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED)


                                                          For the Six Months Ended June 30,
                                                          ---------------------------------
                                                               2001              2000
                                                          --------------    --------------
Sales                                                     $   18,512,692    $   20,958,597

Cost of goods sold                                             5,732,410         5,888,024

                                                          --------------    --------------
    Gross margin                                              12,780,282        15,070,573

Operating expenses
    Distributor commissions                                    6,844,120         8,363,058
    Selling, general and administrative                        6,254,461         6,023,623

                                                          --------------    --------------
        Total operating expenses                              13,098,581        14,386,681

                                                          --------------    --------------
Earnings (loss) before income taxes                             (318,299)          683,892

    Provision (benefit) for income taxes                        (118,000)          232,000

                                                          --------------    --------------
Net earnings (loss)                                       $     (200,299)   $      451,892

                                                          ==============    ==============

Earnings (loss) per share - basic and diluted:

    Net earnings (loss) per share                         $        (0.01)   $         0.03

                                                          ==============    ==============

    Weighted average common shares outstanding                13,929,627        13,916,294

                                                          ==============    ==============



See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)

                                                             For the Six Months Ended June 30,
                                                            ----------------------------------
                                                                       2001               2000
                                                            ---------------    ---------------
Cash flows from operating activities:
    Net earnings (loss)                                     $      (200,299)   $       451,892
    Adjustment for non-cash items:
      Depreciation and amortization                                 422,764            319,971
      Deferred income taxes                                        (118,000)           127,000
      Accounts receivable                                           229,724           (172,486)
      Inventories                                                   289,914           (273,583)
      Prepaid expenses and other                                   (251,835)          (111,933)
      Other assets                                                  249,439            (18,161)
      Accounts payable and accrued expenses                          22,498            568,973

                                                            ---------------    ---------------
Net cash provided by operating activities                           644,205            891,673

                                                            ---------------    ---------------

Cash flows from investing activities:
    Purchase of property and equipment                           (4,129,405)          (486,775)

                                                            ---------------    ---------------
Net cash used for investing activities                           (4,129,405)          (486,775)

                                                            ---------------    ---------------

Cash flows from financing activities:
    Net proceeds from (payments of) lines of credit                 (70,229)                --
    Proceeds from long term debt                                  3,997,000            284,641
    Payments of long term debt                                     (241,030)          (369,825)

                                                            ---------------    ---------------
Net cash provided by (used for) financing activities              3,685,741            (85,184)

                                                            ---------------    ---------------

Effect of exchange rate changes on cash flows                         7,437             10,052

                                                            ---------------    ---------------
Net increase in cash                                                207,978            329,766

Cash, beginning of period                                           230,460            208,225

                                                            ---------------    ---------------
Cash, end of period                                         $       438,438    $       537,991

                                                            ===============    ===============



See notes to condensed consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 2000 was derived from the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2000. The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

RBC has entered into agreements to license the exclusive rights to sell its nutritional and personal care products internationally through third party licensees in their respective countries. RBC has entered into seven such arrangements to market its products. Under these agreements, independent distributors in the licensed countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States and Canada.

In December 2000, RBC created a new subsidiary called BizAdigm(TM), Inc., a Nevada Corporation ("BizAdigm(TM)"). BizAdigm(TM) offers internet products including web sites, on-line training courses in over 170 different topics, and mini CD's used for presenting promotional information. The BizAdigm(TM) products are marketed through a network of independent distributors similar in approach to the marketing of RBC's current nutritional and personal care products. Since its initial launch in the first quarter of 2001, there has been limited activity in BizAdigm(TM). RBC is working with key vendors to enhance the BizAdigm(TM) product offering and increase customer appeal.

The operations conducted by Mighty Power and its affiliates prior to the merger of GlobeNet and Mighty Power were conducted post-merger by Great Xpectations Marketing, Inc. ("GXI") and are classified in the accompanying consolidated financial statements as discontinued operations.

NOTE C - INVENTORIES:


Inventories at June 30, 2001 and December 31, 2000 consist of the following:


                                        June 30, 2001     December 31, 2000
                                      -----------------   -----------------
Raw materials and
     bulk products                    $         410,948   $         931,436
Packaging Materials                             331,110             289,357
Finished goods                                2,419,437           2,244,379
                                      -----------------   -----------------
                                      $       3,161,495   $       3,465,172
                                      =================   =================

NOTE D - PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2001 and December 31, 2000 consists of the following:


                                        June 30, 2001      December 31, 2000
                                      -----------------    -----------------
Land and building                     $       3,827,966    $              --
Computer software and
     office equipment                         4,257,700            3,717,310
Warehouse equipment                             335,101              306,273
Automotive equipment                            118,766              118,901
Leasehold improvements                           42,986              157,587
                                      -----------------    -----------------
                                              8,582,519            4,300,071
Less - accumulated depreciation              (1,970,711)          (1,628,737)
                                      -----------------    -----------------
                                      $       6,611,808    $       2,671,334
                                      =================    =================

In March 2001, the Company completed the purchase of its corporate headquarters facility located in Irving, Texas.

NOTE E - ACCRUED LIABILITIES:

Accrued liabilities at June 30, 2001 and December 31, 2000 consist of the following:


                                        June 30, 2001     December 31, 2000
                                      -----------------   -----------------
Distributor commissions               $       1,268,196   $       1,291,076
Deferred revenue                                470,183             529,816
Sales and other taxes                           209,217             196,472
Interest                                         38,640              15,797
Other                                           305,682             275,972
                                      -----------------   -----------------
                                      $       2,291,918   $       2,309,133
                                      =================   =================

NOTE F - LONG TERM OBLIGATIONS:

At June 30, 2001 and December 31, 2000 long-term obligations consist of the following:


                                                            June 30, 2001     December 31 ,2000
                                                          -----------------   -----------------
Mortgage note payable bearing interest at
     7.75%, payable in monthly installments of
     $25,797 through April 2019, collateralized
     by land and building                                 $       2,987,114   $              --

Note payable to previous owner of the
     Company's headquarters facility bearing
     interest at 7%, payable in monthly
     installments of $3,483 through March 2003
     at which time a final installment of $255,000
     is due. Proceeds from this borrowing were
     used in connection with the purchase of the
    Company's headquarters facility                                 294,770                  --

Note payable to bank bearing interest at prime
     plus .5% (7.50% at June 30, 2001) due in
     monthly installments of $7,474 through
     March 2006.  Proceeds from this borrowing
     were used in connection with the purchase
     of the Company's headquarters facility                         334,614             148,000

Notes payable to banks bearing interest at rates
     ranging from 4.9% to 10.4%, payable
     through 2005, collateralized by automobiles                     86,492             107,001

Note payable to bank bearing interest at 9%,
     due in monthly payments of $2,146 through
     2002, collateralized by equipment                               34,061              45,123

Convertible notes (original amount $730,000)
     bearing interest at 10% payable quarterly,
     originally due two years from the date of
     issuance, notes are convertible into common
     stock any time prior to maturity at the option
     of the holder based on a per share conversion
     price of $1.32, as of June 30, 2001,
     $289,000 has been repaid and $248,000 has
     been converted into 186,885 shares of
     common stock                                                   193,000             207,000

Litigation settlement to former marketing
     consultant and distributor, payable $5,000
     per month through April 2004, settlement is
     without interest and has been discounted at
     10%                                                            147,508             169,487

Capital lease obligations                                           992,502              599,601
Other                                                               125,000               25,000
                                                          -----------------    -----------------
                                                                  5,195,061            1,301,212
Less - current maturities                                        (1,054,241)            (759,142)
                                                          -----------------    -----------------

                                                          $       4,140,820    $         542,070
                                                          =================    =================

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

The Company has a stock option plan ("The 1998 Stock Option Plan") under which 500,000 shares of its common stock are reserved. As of June 2001, directors, officers and key employees have been granted options to acquire 194,000 shares of common stock that vest periodically through 2004. The options have been granted at prices ranging from $.50 to $1.062 per share, which were the market prices of the shares on the dates granted. The options expire at various dates through 2005.

The Company has also entered into stock option agreements outside of the 1998 Stock Option Plan. As of June 30, 2001, individuals have been granted options to acquire 825,520 shares of common stock.

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

Financial information summarized by geographical segment for the quarters and six month periods ended June 30, 2001 and 2000 is listed below (in thousands):


                                                      Earnings
                                                       (loss)
                                       Sales to        before
                                       external        income         Long-lived       Total
                                       customers        taxes           assets         Assets
                                      ------------   ------------    ------------   ------------
Quarter ended June 30, 2001
     Domestic                         $      6,888   $       (280)   $      9,009   $     12,832
     Canada                                  1,550             33             539          1,568
     All others                                835             91              --             --
                                      ------------   ------------    ------------   ------------
Totals                                $      9,273   $       (156)   $      9,548   $     14,400
                                      ============   ============    ============   ============
Quarter ended June 30, 2000
     Domestic                         $      8,506   $        260    $      4,645   $      8,276
     Canada                                  2,135            151             688          1,666
     All others                                568             44              --             --
                                      ------------   ------------    ------------   ------------
Totals                                $     11,209   $        455    $      5,333   $      9,942
                                      ============   ============    ============   ============
Six Months ended June 30, 2001
     Domestic                         $     13,917   $       (580)   $      9,009   $     12,832
     Canada                                  3,186            181             539          1,568
     All others                              1,410             81              --             --
                                      ------------   ------------    ------------   ------------

Totals                                $     18,513   $       (318)   $      9,548   $     14,400
                                      ============   ============    ============   ============

Six Months ended June 30, 2000
     Domestic                         $     16,064   $        319    $      4,645   $      8,276
     Canada                                  3,891            297             688          1,666
     All others                              1,004             68              --             --
                                      ------------   ------------    ------------   ------------

Totals                                $     20,959   $        684    $      5,333   $      9,942
                                      ============   ============    ============   ============

NOTE I - EARNINGS PER SHARE:


                                                           Quarter ended June 30,
                                                     --------------------------------
                                                          2001              2000
                                                     --------------    --------------
Net earnings (loss)                                  $      (98,478)   $      300,910

Weighted average common shares outstanding
     during period - basic and diluted                   13,936,294        13,916,294

Earnings (loss) per common share -
     basic and diluted                               $        (0.01)   $         0.02



                                                        Six Months ended June 30,
                                                     ------------------------------
                                                         2001             2000
                                                     -------------    -------------
Net earnings (loss)                                  $    (200,299)   $     451,892

Weighted average common shares outstanding
     during period - basic and diluted                  13,929,627       13,916,294

Earnings (loss) per common share -
     basic and diluted                               $       (0.01)   $        0.03


The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and six month periods ended June 30, 2001 and 2000, and accordingly have been excluded from the computation.

All stock options and warrants outstanding in the respective periods were excluded from the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.

NOTE J - COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

                                                        Quarter ended June 30,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
Net earnings (loss)                                  $    (98,478)   $    300,910

Other comprehensive income (loss):
     Foreign currency translation adjustment               33,298           3,999
                                                     ------------    ------------

     Comprehensive income (loss)                     $    (65,180)   $    304,909
                                                     ============    ============




                                                       Six Months ended June 30,
                                                     ----------------------------
                                                        2001             2000
                                                     ------------    ------------
Net earnings (loss)                                  $   (200,299)   $    451,892

Other comprehensive income (loss):
     Foreign currency translation adjustment                  989           5,729
                                                     ------------    ------------
     Comprehensive income (loss)                     $   (199,310)   $    457,621
                                                     ============    ============



NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15,2001 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $150,000. The Company has not yet determined when it will adopt SFAS 142.

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

o        general market acceptance of our products and distribution methods

o        introduction of competitive products

o        pricing of competitive products

o regulatory actions effecting the market of our products and distribution methods

o acceptance by our distributors and potential distributors of our marketing, promotional and recruiting activities

o reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

o the discontinuance or reduction of the production of Flanagan Microclusters(R) and Nanocolloidal Hydride, essential ingredients in certain of our products and which are produced by a single source

o        fluctuations in the foreign currency exchange ratios

o technical difficulties related to our, including delays related to the development of, or service interruptions to our Internet business

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared with the Quarter Ended June 30, 2000

Our sales for the quarter ended June 30, 2001 were $9,273,000 compared with sales for same quarter of the prior year of $11,209,000, a decrease of $1,936,000 or 17%. The decline in second quarter sales resulted from sales declines in the U.S. and Canadian markets of $1,805,000 and $585,000, respectively. Declines in these markets were partially offset by a sales increase in our international licensee markets, principally Europe and Russia, of $267,000 and recognized sales related to our BizAdigm(TM) Internet products of $187,000. While sales of our traditional nutritional and personal care products outside of North America have continued to grow, North American sales have declined. Sales of these products in North America during the first two quarters of 2000 benefited from sales generated in response to new promotional programs that were introduced during that period and sales generated in anticipation of changes that were made to the plan by which our independent distributors are compensated. Our sales decline in the first quarter of 2001 occurred because this sales momentum was not sustained. We introduced enhancements to our marketing program in the second quarter of 2001 that we believe will stimulate increased sales and recruiting activities among our North American independent distributors.

Our cost of goods sold for the quarter ended June 30, 2001 was $2,898,000 compared with cost of goods sold in the same quarter of the prior year of $3,225,000 a decrease of $327,000 or 10%. As a percentage of sales, cost of goods sold was 31% in 2001 compared with 29% in 2000. This increase resulted from several factors. Approximately .5% of this increase was attributable to a change in the product sales mix in the U.S. while an additional 1.5% was attributable to the increase in sales to our international licensees. These increases are offset by corresponding reductions in distributor commission expense since lower margin products sold in the U.S. carry lower commission values, and no distributor commissions are paid on sales to international licensees.

Our distributor commissions for the quarter ended June 30, 2001 were $3,403,000 compared with distributor commissions in the same quarter of 2000 of $4,273,000, a decrease of $870,000 or 20%. As a percentage of sales, distributor commissions in the second quarter of 2001 were 37% compared with 38% in the same period of 2000. As described above, this percentage decline was mainly related to a change in product sales mix in the U.S. and the increase in sales to our international licensees.

Our general and administrative expenses for the quarter ended June 30, 2001, were $3,128,000 compared with such expenses in the same quarter of 2000 of $3,256,000, a decrease of $128,000 or 4%. This decrease was mainly related to decreased operating expenses associated with the decline in sales and the timing of expenses incurred in connection with our annual independent distributor conference. The current year annual conference was held in the first quarter of 2001 while the prior year annual conference was held in the second quarter of 2000. This expense decrease was partially offset by expenses incurred in connection with the development and marketing of our BizAdigm(TM) Internet product line and increased expenses related to the enhancement and support of our information technology systems. As percentage of sales, general and administrative expenses were 34% and 29% in 2001 and 2000, respectively.

Our net loss for the quarter ended June 30, 2001 was $98,000, or $.01 per share, compared with net earnings in the comparable quarter of the prior year of $301,000 or $.02 per share, a decline of $399,000. This decline resulted from the factors described above. Associated with our second quarter operating loss, we recorded a tax benefit of $58,000 because we expect to be profitable for the year of 2001.

Six Months Ended June 30, 2001 Compared with the Six Months Ended June 30, 2000

Our sales for the six months ended June 30, 2001 were $18,513,000 compared with sales for same six months of the prior year of $20,959,000, a decrease of $2,446,000 or 12%. This decline in sales resulted from sales declines in the U.S. and Canadian markets of $2,582,000 and $704,000, respectively. Declines in these markets were partially offset by a sales increase in our international licensee markets, principally Europe and Russia, of $405,000 and recognized sales related to our BizAdigm(TM) Internet products of $435,000. While sales outside of North America have continued to grow, North American sales have not. Sales in the first two quarters of 2000 benefited from sales generated in response to new promotional programs that were introduced during that period and sales generated in anticipation of changes that were made to the plan by which our independent distributors are compensated. Our sales decline in the first six months of 2001 occurred because this sales momentum was not sustained. We introduced enhancements to our marketing program in the second quarter of 2001 that we believe will stimulate increased sales and recruiting activities among our North American independent distributors.

Our cost of goods sold for the six months ended June 30, 2001 was $5,732,000 compared with cost of goods sold in the same period of the prior year of $5,888,000 a decrease of $156,000 or 3%. As a percentage of sales, cost of goods sold was 31% in 2001 compared with 28% in 2000. This increase resulted from several factors. Approximately 1% of this increase was attributable to a change in the product sales mix in the U.S. while an additional 1% was attributable to the increase in sales to our international licensees. These increases are offset by corresponding reductions in distributor commission expense since lower margin products sold in the U.S. carry lower commission values, and no distributor commissions are paid on sales to international licensees. The remaining increase in the cost of goods sold percentage was mainly attributable to an increase shipping costs associated with our Canadian operation. These cost increases were incurred as a result of a reorganization of Canadian operations during which time a significant portion of our eastern Canadian orders were shipped from the U.S. This reorganization was substantially completed in April 2001 so our Canadian shipping costs have begun to return to their former level.

Our distributor commissions for the six months ended June 30, 2001 were $6,844,000 compared with distributor commissions in the same six months of 2000 of $8,363,000, a decrease of $1,519,000 or 18%. As a percentage of sales, distributor commissions in the first half of 2001 were 37% compared with 40% during the same period of 2000. As described above, this percentage decline was mainly related to a change in product sales mix in the U.S. and the increase in sales to our international licensees. A portion of this percentage decrease was also attributable to a re-structuring of our distributor compensation plan that became fully effective June 1, 2000. We expect this percentage to increase over time as distributors qualify for the highest commission levels in the plan.

Our general and administrative expenses for the six months ended June 30, 2001, were $6,254,000 compared with such expenses in the same period of 2000 of $6,024,000, an increase of $230,000 or 4%. This increase was mainly related to expenses incurred in connection with the development and initial marketing of the BizAdigm(TM) Internet product line and increased expenses related to the enhancement and support of our information technology systems. The increase in general and administrative expenses was also attributable to increased expenses incurred in support of our international licensees. As percentage of sales, general and administrative expenses were 34% and 29% in 2001 and 2000, respectively.

Our net loss for the six months ended June 30, 2001 was $200,000, or $.01 per share, compared with net earnings in the comparable period of the prior year of $452,000 or $.03 per share, a decline of $652,000. This decline resulted from the factors described above. Associated with our second quarter operating loss, we recorded a tax benefit of $118,000 since we expect to be profitable for the year of 2001.

There have been no economic events or changes that have affected our sales or operating results and we are not aware of any economic trends or uncertainties that would have a material impact on our future sales or operating results. We believe that we have purchased our products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to our distributors. In addition, we do not believe at this time that inflation will have a material impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2001, we had a net increase in cash of $208,000. This increase in cash resulted primarily from net cash provided by operating activities and financing activities of $644,000, and $3,686,000, respectively, that was partially offset by the net cash used to purchase property and equipment of $4,129,000. The net cash flows from investing and financing activities during the first six months of 2001 principally related to the purchase of our headquarters facility in Irving, Texas. The total cost of this facility was approximately $3.7 million. Financing for this purchase was provided by a $3 million mortgage note, a $300,000 note from the seller and a $350,000 note from a bank.

Consistent with industry practice, most of our sales are paid by our distributors at the time of order. Therefore, our primary working capital need is to maintain inventory at a level commensurate with sales activities. Since our sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for us to have products on hand when the distributors place their orders. During periods of sales growth we must purchase inventory in anticipation of sales, thereby creating the need for additional working capital.

We believe that we will be able to fund moderate sales increases through our operations. Should sales growth increase beyond our ability to finance our growth internally, we will again seek outside sources of capital including bank borrowings, other types of debt or equity financings. There is no assurance, however, that we would be able to obtain any additional outside financing or on terms we would find acceptable. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

Other than those factors already described, we are not aware of any trends or uncertainties that would significantly affect our liquidity or capital resources in the future.

NEW PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15,2001 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $150,000. The Company has not yet determined when it will adopt SFAS 142.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 17% of net sales during the first half of 2001 and 18% of 2000 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $267,000 at June 30, 2001, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $26,700.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At June 30, 2001, we had $678,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at June 30, 2001, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $6,000.

PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

         ROYAL BODYCARE JAPAN, DUDLEY A. OLSEN AND DUANE ENGHOLM v. ROYAL BODYCARE, INC. and CLINTON HOWARD

         On March 29, 1999, the plaintiffs filed an action in the United States District Court for the Northern District of Texas against us and Mr. Howard, asserting causes of action for breach of contract, fraud, misrepresentation and violations of the Texas Deceptive Trade Practices Act and sought actual and compensatory damages of $2,868,000 and punitive damages of $10,000,000. On June 26, 2001, the parties agreed to settle all claims and controversies, under the terms of which we agreed to pay the sum of $25,000 and to reinstate Mr. Olsen's participation in our distributor compensation plan. Mr. Olsen agreed to pay 50% of his earnings under this plan to us until we receive a total of $85,000. By Order on Stipulation dated July 13, 2001, all claims in the lawsuit were dismissed with prejudice to their refiling.

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Royal BodyCare, Inc.
                                    Registrant



                                    By:    /s/ Clinton H. Howard
                                       -----------------------------------------
                                    Its: President





DATE:  August 10, 2001
       Irving, Texas