Form 10-Q
period 2001-09-30
ROYAL BODYCARE INC/NV
filed 2001-11-14
CIK 830052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                X     YES            NO
                            --------        -------



Shares of common stock, par value $0.001, outstanding at November 1, 2001:


                                   13,936,294

                                TABLE OF CONTENTS



                                                                           Page Number

PART I -- FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets
                   as of September 30, 2001 and December 31, 2000               3

                   Condensed Consolidated Statements of
                   Operations for the quarters ended
                   September 30, 2001 and 2000                                  4

                   Condensed Consolidated  Statements of
                   Operations for the nine months ended
                   September 30, 2001 and 2000                                  5

                   Condensed Consolidated Statements of
                   Cash Flows for the nine months ended
                   September 30, 2001 and 2000                                  6

                   Notes to Condensed Consolidated Financial
                   Statements                                                   7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                                   14

         Item 3.   Quantitative and Qualitative Disclosure about
                   Market Risk                                                  20

PART II -- OTHER INFORMATION

         Item 1.   Legal Proceedings                                            21

         Item 2.   Changes in Securities                                        21

         Item 3.   Defaults Upon Senior Securities                              21

         Item 4.   Submission of Matters to a Vote of Security
                   Holders                                                      21

         Item 5.   Other Information                                            21

         Item 6.   Exhibits and Reports on Form 8-K                             21

ITEM 1.    FINANCIAL STATEMENTS

           ROYAL BODYCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED)

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2001               2000
                                                            -------------      ------------

ASSETS
Current assets:
    Cash                                                    $    370,234       $    230,460
    Interest bearing deposit                                     125,000            125,000
    Accounts receivable                                          363,297            491,406
    Inventories                                                3,027,984          3,465,172
    Deferred income tax assets                                   203,219             98,542
    Prepaid expenses and other                                   435,187            398,494
                                                            ------------       ------------
        Total current assets                                   4,524,921          4,809,074

Property & equipment, net                                      6,624,052          2,671,334

Goodwill, net                                                  2,409,868          2,273,081

Other assets                                                     556,784            991,502
                                                            ------------       ------------
                                                            $ 14,115,625       $ 10,744,991
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $  1,358,150       $  1,554,817
    Accrued liabilities                                        2,137,188          2,309,133
    Current maturities of long-term debt                       1,081,369            759,142
    Lines of credit                                              342,400            415,607
    Net liabilities of discontinued operations                   100,000            100,000
                                                            ------------       ------------
        Total current liabilities                              5,019,107          5,138,699

Deferred income tax liabilities                                  262,274            262,274
Long term debt, less current maturities                        4,225,446            542,070

Shareholders' equity:
    Common stock, $0.001 par value; 50,000,000
        shares authorized; 13,936,294 and 13,916,294
        shares issued and outstanding at September 30,
        2001 and December 31, 2000, respectively                  13,936             13,916
    Additional paid-in capital                                12,179,098         12,159,118
    Accumulated deficit                                       (7,454,281)        (7,275,118)
    Accumulated other comprehensive loss                        (129,955)           (95,968)
                                                            ------------       ------------
                                                               4,608,798          4,801,948
                                                            ------------       ------------
                                                            $ 14,115,625       $ 10,744,991
                                                            ============       ============


See notes to condensed consolidated financial statements.

           ROYAL BODYCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)


                                                                    For the Quarter Ended September 30,
                                                                    -----------------------------------
                                                                           2001             2000
                                                                       -----------      -----------

Sales                                                                  $ 8,008,234      $ 9,647,419

Cost of goods sold                                                       2,413,168        2,773,741
                                                                       -----------      -----------
    Gross margin                                                         5,595,066        6,873,678

Operating expenses
    Distributor commissions                                              2,876,909        3,641,441
    Selling, general and administrative                                  2,684,021        3,118,972
                                                                       -----------      -----------
        Total operating expenses                                         5,560,930        6,760,413

                                                                       -----------      -----------
Earnings before income taxes                                                34,136          113,265

    Provision for income taxes                                              13,000           38,000
                                                                       -----------      -----------
Earnings from continuing operations                                         21,136           75,265

Earnings from discontinued operations                                         --             74,386
                                                                       -----------      -----------
Net earnings                                                           $    21,136      $   149,651
                                                                       ===========      ===========


Earnings per share -- basic and diluted:

    Earnings from continuing operations per share                      $      --        $      0.01
    Earnings from discontinued operations per share                           --               --
                                                                       -----------      -----------
    Net earnings per share                                             $      --        $      0.01
                                                                       ===========      ===========

    Weighted average common shares outstanding                          13,936,294       13,916,294
                                                                       ===========      ===========


See notes to condensed consolidated financial statements.

           ROYAL BODYCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED)


                                                              For the Nine Months Ended September 30,
                                                              ---------------------------------------
                                                                       2001               2000
                                                                  ------------       ------------

Sales                                                             $ 26,520,926       $ 30,606,016

Cost of goods sold                                                   8,145,578          8,661,765
                                                                  ------------       ------------
    Gross margin                                                    18,375,348         21,944,251

Operating expenses
    Distributor commissions                                          9,721,029         12,004,499
    Selling, general and administrative                              8,938,482          9,142,595
                                                                  ------------       ------------
        Total operating expenses                                    18,659,511         21,147,094
                                                                  ------------       ------------
Earnings (loss) before income taxes                                   (284,163)           797,157

    Provision (benefit) for income taxes                              (105,000)           270,000
                                                                  ------------       ------------
Earnings (loss) from continuing operations                            (179,163)           527,157

Earnings from discontinued operations                                     --               74,386
                                                                  ------------       ------------
Net earnings (loss)                                               $   (179,163)      $    601,543
                                                                  ============       ============


Earnings (loss) per share -- basic and diluted:

    Earnings (loss) from continuing operations per share          $      (0.01)      $       0.04
    Earnings from discontinued operations per share                       --                 --
                                                                  ------------       ------------
    Net earnings (loss) per share                                 $      (0.01)      $       0.04
                                                                  ============       ============

    Weighted average common shares outstanding                      13,931,850         13,916,294
                                                                  ============       ============


See notes to condensed consolidated financial statements.

           ROYAL BODYCARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED)


                                                             For the Nine Months Ended September 30,
                                                             ---------------------------------------
                                                                      2001              2000
                                                                  -----------       -----------

Cash flows from operating activities:
    Net earnings (loss)                                           $  (179,163)      $   601,543
    Less earnings from discontinued operations                           --             (74,386)
                                                                  -----------       -----------
    Earnings (loss) from continuing operations                       (179,163)          527,157
    Adjustment for non-cash items:
      Depreciation and amortization                                   676,326           502,801
      Deferred income taxes                                          (105,000)          143,981
      Accounts receivable                                             250,721           (64,272)
      Inventories                                                     429,422        (1,052,643)
      Prepaid expenses and other                                      (39,184)         (100,438)
      Other assets                                                    264,718          (155,486)
      Accounts payable and accrued liabilities                       (518,856)          707,305
                                                                  -----------       -----------
    Cash flows from continuing operations                             778,984           508,405
    Cash flows from discontinued operations                              --              74,386
                                                                  -----------       -----------
Net cash provided by operating activities                             778,984           582,791
                                                                  -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                             (4,140,415)         (695,498)
                                                                  -----------       -----------
Net cash used for investing activities                             (4,140,415)         (695,498)
                                                                  -----------       -----------

Cash flows from financing activities:
    Net proceeds from (payments of) lines of credit                   (71,157)          239,348
    Proceeds from long term debt                                    3,997,000           420,839
    Payments of long term debt                                       (440,644)         (493,973)
                                                                  -----------       -----------
Net cash provided by financing activities                           3,485,199           166,214
                                                                  -----------       -----------

Effect of exchange rate changes on cash flows                          16,006            10,843
                                                                  -----------       -----------
Net increase in cash                                                  139,774            64,350

Cash, beginning of period                                             230,460           208,225
                                                                  -----------       -----------
Cash, end of period                                               $   370,234       $   272,575
                                                                  ===========       ===========


See notes to condensed consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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

NOTE B -- BUSINESS HISTORY:

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

In December 2000, RBC created a new subsidiary called BizAdigm(TM), Inc., a Nevada Corporation ("BizAdigm(TM)"). BizAdigm(TM) offers internet products including web sites, on-line training courses in over 170 different topics, and mini CD's used for presenting promotional information. The BizAdigm(TM) products are marketed through a network of independent distributors similar in approach to the marketing of RBC's current nutritional and personal care products. Since its initial launch in the first quarter of 2001, there has been limited activity in BizAdigm(TM). RBC is working with key vendors and other industry consultants to enhance the BizAdigm(TM) product offering and increase customer appeal.

In August 2001, RBC, through a newly formed subsidiary, purchased substantially all of the assets of MPM Medical, Inc., a Texas corporation ("MPM Medical"). MPM Medical distributed wound care products throughout the United States. The acquisition of MPM Medical enhances RBC's ability to market products through broadened distribution channels.

RBC acquired the assets of MPM Medical for $10,000 and the assumption of a variety of MPM Medical's liabilities including a Small Business Administration guaranteed note, which the principal amount outstanding was approximately $290,000. The acquisition of MPM Medical was not significant to RBC's financial statements.

The operations conducted by Mighty Power and its affiliates prior to the merger of GlobeNet and Mighty Power were conducted post-merger by Great Xpectations Marketing, Inc. ("GXI") and are classified in the accompanying consolidated financial statements as discontinued operations.

NOTE C -- INVENTORIES:

Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                                             September 30, 2001   December 31, 2000
                                             ------------------   -----------------

Raw materials and bulk products                  $   576,318         $   931,436
Packaging Materials                                  426,228             289,357
Finished goods                                     2,025,438           2,244,379
                                                 -----------         -----------
                                                 $ 3,027,984         $ 3,465,172
                                                 ===========         ===========

NOTE D -- PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 2001 and December 31, 2000 consists of the following:

                                             September 30, 2001   December 31, 2000
                                             ------------------   -----------------

Land and building                                $ 3,827,966          $      --
Computer software and
     office equipment                              4,427,113            3,717,310
Warehouse equipment                                  376,988              306,273
Automotive equipment                                 118,199              118,901
Leasehold improvements                                41,228              157,587
                                                 -----------          -----------
                                                   8,791,494            4,300,071
Less -- accumulated depreciation                  (2,167,442)          (1,628,737)
                                                 -----------          -----------
                                                 $ 6,624,052          $ 2,671,334
                                                 ===========          ===========

In March 2001, the Company completed the purchase of its corporate headquarters facility located in Irving, Texas.

NOTE E -- ACCRUED LIABILITIES:

Accrued liabilities at September 30, 2001 and December 31, 2000 consist of the following:

                                                  September 30, 2001   December 31, 2000
                                                  ------------------   -----------------

Distributor commissions                               $ 1,090,392         $ 1,291,076
Deferred revenue                                          359,270             529,816
Sales and other taxes                                     209,278             196,472
Interest                                                   40,132              15,797
Other                                                     438,116             275,972
                                                      -----------         -----------
                                                      $ 2,137,188         $ 2,309,133
                                                      ===========         ===========

NOTE F -- LONG TERM OBLIGATIONS:

At September 30, 2001 and December 31, 2000 long-term obligations consist of the following:

                                                                 September 30, 2001          December 31, 2000
                                                                 ------------------          -----------------

Mortgage note payable bearing interest at
     7.75%, payable in monthly installments
     of $25,797 through April 2019, collateralized
     by land and building                                            $ 2,967,472                     $    --

Note payable to previous owner of the
     Company's headquarters facility bearing
     interest at 7%, payable in monthly
     installments of $3,483 through March 2003
     at which time a final installment of $255,000
     is due                                                              289,448                          --

Note payable to bank bearing interest at prime
     plus .5% (7.0% at September 30, 2001) due
     in monthly installments of $7,474 through
     March 2006                                                          318,372                      148,000

U.S. Small Business Administration note
     bearing interest at prime plus 2.75% (8.75%
     at September 30, 2001) due in monthly
     installments of approximately $4,700
     through July 2008                                                   285,500                          --

Notes payable to banks bearing interest at rates
     ranging from 4.9% to 10.4%, payable
     through 2005, collateralized by automobiles                          75,358                      107,001

Note payable to bank bearing interest at 9%,
     due in monthly payments of $2,146 through
     2002, collateralized by equipment                                    28,344                       45,123

Convertible notes (original amount $730,000)
     bearing interest at 10% payable quarterly,
     originally due two years from the date of
     issuance, notes are convertible into common
     stock any time prior to maturity at the option
     of the holder based on a per share conversion
     price of $1.32                                                      193,000                      207,000

Litigation settlement to former marketing
     consultant and distributor, payable $5,000
     per month through April 2004, settlement is
     without interest and has been discounted at
     10%                                                                 136,101                      169,487

Capital lease obligations                                                888,220                      599,601
Other                                                                    125,000                       25,000
                                                                     -----------                   ----------
                                                                       5,306,815                    1,301,212
Less -- current maturities                                            (1,081,369)                    (759,142)
                                                                     -----------                   ----------

                                                                     $ 4,225,446                   $  542,070
                                                                     ===========                   ==========


Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 15%.

NOTE G -- CAPITAL TRANSACTIONS:

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

The Company has a stock option plan ("The 1998 Stock Option Plan") under which 500,000 shares of its common stock are reserved. As of September 30, 2001, directors, officers and key employees have been granted options to acquire 62,000 shares of common stock that vest periodically through 2004. The options have been granted at prices ranging from $.50 to $1.062 per share, which were the market prices of the shares on the dates granted. The options expire at various dates through 2005.

The Company has also entered into stock option agreements outside of the 1998 Stock Option Plan. As of September 30, 2001, individuals have been granted options to acquire 886,520 shares of common stock.

NOTE H -- SEGMENT INFORMATION:

The Company has three operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating earnings (loss).

The Company's operating segments are based on geographic operations and include a domestic segment (United States) and two international segments (Canada and other regions). The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note B. Inter-segment sales, eliminated in consolidation, are not material.

Financial information summarized by geographical segment for the quarters and nine-month periods ended September 30, 2001 and 2000 is listed below (in thousands):

                                                              Earnings
                                                               (loss)
                                             Sales to          before
                                             external          income         Long-lived       Total
                                             customers         taxes            assets         Assets
                                             ---------         -----            ------         ------

Quarter ended September 30, 2001
     Domestic                                $  5,958         $  (145)         $ 8,530         $ 12,571
     Canada                                     1,317             167              504            1,545
     All others                                   733              12             --               --
                                             --------         -------          -------         --------

Totals                                       $  8,008         $    34          $ 9,034         $ 14,116
                                             ========         =======          =======         ========

Quarter ended September 30, 2000
     Domestic                                $  7,369         $    (2)         $ 4,326         $  8,599
     Canada                                     1,779             107              700            1,880
     All others                                   499               8             --               --
                                             --------         -------          -------         --------

Totals                                       $  9,647         $   113          $ 5,026         $ 10,479
                                             ========         =======          =======         ========

Nine Months ended September 30, 2001
     Domestic                                $ 19,875         $  (725)         $ 8,530         $ 12,571
     Canada                                     4,504             348              504            1,545
     All others                                 2,142              93             --               --
                                             --------         -------          -------         --------

Totals                                       $ 26,521         $  (284)         $ 9,034         $ 14,116
                                             ========         =======          =======         ========

Nine Months ended September 30, 2000
     Domestic                                $ 23,433         $   317          $ 4,326         $  8,599
     Canada                                     5,670             404              700            1,880
     All others                                 1,503              76             --               --
                                             --------         -------          -------         --------

Totals                                       $ 30,606         $   797          $ 5,026         $ 10,479
                                             ========         =======          =======         ========

NOTE I -- EARNINGS PER SHARE:

                                                                  Quarter ended September 30,
                                                                -------------------------------
                                                                    2001                2000
                                                                -----------         -----------

Earnings from continuing operations                             $    21,136         $    75,265
Earnings from discontinued operations                                  --                74,386
                                                                -----------         -----------
Net earnings                                                    $    21,136         $   149,651
                                                                ===========         ===========

Weighted average common shares outstanding
     during period -- basic and diluted                          13,936,294          13,916,294
                                                                ===========         ===========

Earnings per share -- basic and diluted:
Earnings from continuing operations
     per share                                                  $      --           $      0.01
Earnings from discontinued operations per
     Share                                                             --                  --
                                                                -----------         -----------
Net earnings per common share                                   $      --           $      0.01
                                                                ===========         ===========

                                                                Nine Months ended September 30,
                                                                -------------------------------
                                                                    2001                2000
                                                                -----------          ----------

Earnings (loss) from continuing operations                      $  (179,163)         $   527,157
Earnings from discontinued operations                                  --                 74,386
                                                                -----------          -----------
Net earnings (loss)                                             $  (179,163)         $   601,543
                                                                ===========          ===========

Weighted average common shares outstanding
     during period -- basic and diluted                          13,931,850           13,916,294
                                                                ===========          ===========

Earnings (loss) per share -- basic and diluted:
Earnings (loss) from continuing operations
     per share                                                  $     (0.01)         $      0.04
Earnings from discontinued operations per
     Share                                                             --                   --
                                                                -----------          -----------
Net earnings (loss) per common share                            $     (0.01)         $      0.04
                                                                ===========          ===========

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and nine-month periods ended September 30, 2001 and 2000, and accordingly have been excluded from the computation.

All stock options and warrants outstanding in the respective periods were excluded from the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.

NOTE J -- COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

                                                                Quarter ended September 30,
                                                                ----------------------------
                                                                  2001               2000
                                                                ---------          ---------

Net earnings                                                    $  21,136          $ 149,651

Other comprehensive income (loss):
     Foreign currency translation adjustment                      (34,976)             2,142
                                                                ---------          ---------

     Comprehensive income (loss)                                $ (13,840)         $ 151,793
                                                                =========          =========

                                                                Nine Months ended September 30,
                                                                -------------------------------
                                                                   2001                2000
                                                                ----------          ----------

Net earnings (loss)                                             $ (179,163)         $  601,543

Other comprehensive income (loss):
     Foreign currency translation adjustment                       (33,987)              7,871
                                                                ----------          ----------
     Comprehensive income (loss)                                $ (213,150)         $  609,414
                                                                ==========          ==========

NOTE K -- RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $150,000.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have any material effect on its financial position, results of operations, or cash flows.

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

o technical difficulties related to our, including delays related to the development of, or service interruptions to our Internet business

RESULTS OF OPERATIONS

Quarter Ended September 30, 2001 Compared with the Quarter Ended
September 30, 2000


Our sales for the quarter ended September 30, 2001 were $8,008,000 compared with sales for same quarter of the prior year of $9,647,000, a decrease of $1,639,000 or 17%. The decline in third quarter sales resulted from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $1,596,000 and $462,000, respectively. Declines in these markets were partially offset by a sales increase in our international licensee markets, principally Europe and Russia, of $234,000 and recognized sales related to our BizAdigm(TM) Internet products of $185,000. While sales of our traditional nutritional and personal care products outside of North America have continued to grow, North American sales have declined. To reverse this trend, we introduced enhancements to our marketing program in the second quarter of 2001. These enhancements were well received by our independent distributors and early indications were that these new programs would begin to reverse our sales decline. However, during the third quarter, there were other events that offset the effectiveness of these new programs. On July 1, 2001, our U.S. headquarters facility was damaged when a portion of the warehouse roof collapsed during a heavy rainstorm. We set up remote offices within 24 hours of the collapse, which allowed to us to continue to process distributor orders with only a slight service disruption. However, because we were unable to resume shipping activities until July 10 and clear the backlog of shipments until July 17, July sales were significantly affected. Our sales and recruiting activity improved in August, but were negatively affected in September by the terrorist attacks in New York City and Washington, D.C. on September 11. In spite of these events, we believe that we will be able reverse the declining sales trend as we pursue our present marketing strategies and programs.

The damage to our corporate headquarters facility was fully insured. Our insurance policies covered damaged property as well lost profits associated with the interruption of our business. We are presently engaged in discussions with our insurance carrier regarding the amount of our claim for lost profits. The accompanying financial statements do not reflect an estimate of this recovery because we are not able at this time to estimate this amount with any certainty.

Our cost of goods sold for the quarter ended September 30, 2001 was $2,413,000 compared with cost of goods sold in the same quarter of the prior year of $2,774,000, a decrease of $361,000 or 13%. As a percentage of sales, cost of goods sold increased to 30% in 2001 compared with 29% in 2000. This increase was attributable to the increase in export sales to our international licensees. Export sales to our international licensees have a lower gross margin because we do not pay the independent distributor commissions on the sales of these products.

Our distributor commissions for the quarter ended September 30, 2001 were $2,877,000 compared with distributor commissions in the same quarter of 2000 of $3,641,000, a decrease of $764,000 or 21%. As a percentage of sales, distributor commissions in the third quarter of 2001 were 36% compared with 38% in the same period of 2000. As described above, this percentage decline was mainly related to the increase in sales to our international licensees because we do not pay distributor commissions on sales of these products.

Our general and administrative expenses for the quarter ended September 30, 2001, were $2,684,000 compared with such expenses in the same quarter of 2000 of $3,119,000, a decrease of $435,000 or 14%. This decrease was mainly related to management's efforts to reduce operating expenses in light of the decline in sales. This expense decrease was partially offset by increased expenses related to the enhancement and support of our information technology systems. As percentage of sales, general and administrative expenses were 34% and 32% in 2001 and 2000, respectively.

Discontinued operations represent the operations of Great Xpectations. Earnings from discontinued operations for the third quarter ended September 30, 2000, which amounted to $74,000, was attributable to the reversal of certain accruals. These accruals were originally based on estimates that assumed Great Xpectations' operations would continue. Because these operations have been discontinued, it was determined that the accruals were no longer necessary.

Our net earnings for the quarter ended September 30, 2001 were $21,000, or $.00 per share, compared with net earnings in the comparable quarter of the prior year of $149,000 or $.01 per share, a decline of $128,000. This decline resulted from the factors described above.

Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000

Our sales for the nine months ended September 30, 2001 were $26,521,000 compared with sales for same nine months of the prior year of $30,606,000, a decrease of $4,085,000 or 13%. This decline in sales resulted from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $4,178,000 and $1,166,000, respectively. Declines in these markets were partially offset by a sales increase in our international licensee markets, principally Europe and Russia, of $639,000 and recognized sales related to our BizAdigm(TM) Internet products of $620,000. While sales outside of North America have continued to grow, North American sales have not. Sales in the first nine months of 2000 benefited from sales generated in response to new promotional programs that were introduced during that period and sales generated in anticipation of changes that were made to the plan by which our independent distributors are compensated. Our sales decline in the first nine months of 2001 occurred because this sales momentum was not sustained. We introduced enhancements to our marketing program in the second quarter of 2001 that we believed would stimulate increased third quarter sales and recruiting activities among our North American independent distributors. As described above, the partial collapse of the warehouse roof at our U.S. headquarters facility in July 2001 and the terrorist attacks in New York City and Washington, D.C. in September 2001 more than offset the positive effect of these enhancements. In spite of these events, we believe that we will be able to reverse the declining sales trend as we pursue our present marketing strategies and programs. As described above, the damage to our headquarters facility was fully insured.

Our cost of goods sold for the nine months ended September 30, 2001 was $8,146,000 compared with cost of goods sold in the same period of the prior year of $8,662,000, a decrease of $516,000 or 6%. As a percentage of sales, cost of goods sold was 31% in 2001 compared with 28% in 2000. This increase resulted from several factors. Approximately 1% of this increase was attributable to a change in the product sales mix in the U.S. while an additional 1% was attributable to the increase in sales to our international licensees. These increases are offset by corresponding reductions in distributor commission expense because lower margin products sold in the U.S. carry lower commission values, and no distributor commissions are paid on sales to international licensees. The remaining increase in the cost of goods sold percentage was mainly attributable to increased shipping costs associated with our Canadian operation. These cost increases were incurred as a result of a reorganization of Canadian operations during which time a significant portion of our eastern Canadian orders were shipped from the U.S. This reorganization was substantially completed in April 2001 so our Canadian shipping costs have begun to return to their former level.

Our distributor commissions for the nine months ended September 30, 2001 were $9,721,000 compared with distributor commissions in the same nine months of 2000 of $12,004,000, a decrease of $2,283,000 or 19%. As a percentage of sales, distributor commissions in the first nine months of 2001 were 37% compared with 39% during the same period of 2000. As described above, this percentage decline was mainly related to a change in product sales mix in the U.S. and the increase in sales to our international licensees. A portion of this percentage decrease was also attributable to a re-structuring of our distributor compensation plan that became fully effective June 1, 2000. We expect this percentage to increase over time as distributors qualify for the highest commission levels in the plan.

Our general and administrative expenses for the nine months ended September 30, 2001, were $8,938,000 compared with such expenses in the same period of 2000 of $9,143,000, a decrease of $205,000 or 2%. This decrease was mainly related to decreased operating expenses associated with the decline in sales. This expense decrease was partially offset by expenses incurred in connection with the development and initial marketing of the BizAdigm(TM) Internet product line and increased expenses related to the enhancement and support of our information technology systems. The increase in general and administrative expenses was also attributable to increased expenses incurred in support of our international licensees. As percentage of sales, general and administrative expenses were 34% and 30% in 2001 and 2000, respectively.

Discontinued operations represent the operations of Great Xpectations. Earnings from discontinued operations for the nine months ended September 30, 2000, which amounted to $74,000, was attributable to the reversal of certain accruals. These accruals were originally based on estimates that assumed Great Xpectations' operations would continue. Because these operations have been discontinued, it was determined that the accruals were no longer necessary.

Our net loss for the nine months ended September 30, 2001 was $179,000, or $.01 per share, compared with net earnings in the comparable period of the prior year of $602,000 or $.04 per share, a decline of $781,000. This decline resulted from the factors described above. Associated with our operating loss, we recorded a tax benefit of $105,000 because we expect to use this loss to offset taxable income in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2001, we had a net increase in cash of $140,000. This increase in cash resulted primarily from net cash provided by operating activities and financing activities of $779,000, and $3,485,000, respectively, that was partially offset by the net cash used to purchase property and equipment of $4,140,000. The net cash flows from investing and financing activities during the first nine months of 2001 principally related to the purchase of our headquarters facility in Irving, Texas. The total cost of this facility was approximately $3.7 million. Financing for this purchase was provided by a $3 million mortgage note, a $300,000 note from the seller and a $350,000 note from a bank.

In August 2001, we acquired substantially all of the assets of MPM Medical for $10,000 and the assumption of a variety of MPM Medical's liabilities including a Small Business Administration guaranteed note, which the principal amount outstanding was approximately $290,000.

Consistent with industry practice, most of our sales are paid by our distributors at the time of order. Therefore, our primary working capital need is to maintain inventory at a level commensurate with sales activities. Because our sales are generated through independent distributors who do not maintain a significant inventory, it is necessary for us to have products on hand when the distributors place their orders. During periods of sales growth we must purchase inventory in anticipation of sales, thereby creating the need for additional working capital.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect SFAS 141 to have a material effect on our financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We expect that adoption of SFAS 142 will increase annual operating income by approximately $150,000.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the implementation of this standard will have any material effect on our financial position, results of operations, or cash flows.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 17% of net sales during the first nine months of 2001 and 18% of 2000 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $205,000 at September 30, 2001, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $20,500.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At September 30, 2001, we had $946,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at September 30, 2001, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $9,000.

PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  None.

Item 2.           Changes in Securities.

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.           Other Information.

                  None.

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


                                   Royal BodyCare, Inc.
                                   --------------------
                                   Registrant



                                   By:    /s/ Clinton H. Howard
                                      -----------------------------------------
                                   Its: President



DATE:             November 14, 2001
                  Irving, Texas

                                  EXHIBIT INDEX



                     EXHIBIT NUMBER                                             DESCRIPTION
                     --------------                                             -----------

                         *10.1                                   Agreement for Assumption of Indebtedness

                         *10.2                                   Small Business Administration Note


*Filed herewith