Form 10-K405
period 2001-12-31
ROYAL BODYCARE INC/NV
filed 2002-04-01
CIK 830052

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 33-20323

                                   ----------

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

                                   ----------

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

         On March 15, 2002, the closing price of Registrant's common stock sold was $0.26 per share. On such date, 6,478,106 shares of Registrant's Common Stock were held by non-affiliates. Based upon the price on such date, the aggregate market value of Registrant's voting stock held by non-affiliates on that date was $1,684,308 (6,478,106 shares times $0.26 per share).

         As of March 15, 2001, 13,936,294 shares of the registrant's Common Stock were outstanding.

================================================================================

                           FORWARD LOOKING STATEMENTS

         The statements, other than statements of historical facts included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statement. Factors that could cause or contribute to such differences include, but are not limited to:

o   general economic conditions

o   general market acceptance of our products and distribution methods

o   introduction of competitive products

o   pricing of competitive products

o regulatory actions affecting the market of our products and distribution methods

o reduction in demand for our products or the rate at which new distributors are recruited to join us

o   the discontinuance or reduction of the production of Flanagan
    Microclusters(R) and Silica Hydride, essential ingredients in certain of our products and which are produced at a single manufacturing facility

                              ROYAL BODYCARE, INC.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                                                                        PAGE
                                                                                                                        ----
PART I....................................................................................................................2
Item 1.   Business........................................................................................................2
Item 2.   Properties......................................................................................................6
Item 3.   Legal Proceedings...............................................................................................6
Item 4.   Submission of Matters to a Vote of Securities Holders...........................................................7

PART II...................................................................................................................7
Item 5.   Market for the Company's Common Equity and Related Stockholder Matters..........................................7
Item 6.   Selected Financial Data.........................................................................................8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........................8
Item 8.   Financial Statements and Supplemental Data.....................................................................12
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................12

PART III.................................................................................................................13
Item 10.  Directors and Executive Officers...............................................................................13
Item 11.  Executive Compensation.........................................................................................15
Item 12.  Security Ownership and Certain Beneficial Owners and Management................................................16
Item 13.  Certain Relationships and Related Transactions.................................................................17

PART IV..................................................................................................................18
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................................18

Independent Auditors' Report............................................................................................F-2

                                     PART I

ITEM 1.    BUSINESS

GENERAL/HISTORY

         We are a Nevada corporation engaged in marketing products through a worldwide network of independent distributors. Our core product line is marketed under the Royal BodyCare(R) brand name and includes products in the following categories:

         o    herbal formulas         o   antioxidants
         o    vitamins                o   fitness and weight management programs
         o    minerals                o   hair and skin products

         We also market these products outside of North America through exclusive licensing agreements.

         In December 2000, we introduced a selection of Internet products that we market under the brand name BizAdigm(TM). The Internet products offered include web sites, on-line training and mini-CD's used for presenting promotional information. The BizAdigm(TM) products are marketed through a network of independent distributors similar in approach to how our nutritional and personal care products are marketed. We are currently evaluating the long-term viability of the BizAdigm business.

         In August 2001, we purchased substantially all of the assets of MPM Medical, Inc., a distributor of wound care products. Unlike our core Royal BodyCare(R) products and the BizAdigm(TM) products, MPM Medical's products are distributed directly by us and not through independent distributors.

         Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by e-mail at webmaster@royalbodycare.org. Our web site address is www.royalbodycare.com. Our Chief Executive Officer is Clinton H. Howard and our Chief Financial Officer is Steven E. Brown. Both of them can be reached at our principal offices.

         Mr. Howard formed our United States subsidiary in 1991 to market a line of aloe vera based personal care products and an aloe drink in the United States through a multi-level network of independent distributors. In 1992 we expanded our product line to include nutritional supplements. Mr. Howard formed our Canadian subsidiary in 1992 to market our products through a network of independent distributors in Canada. Shortly after its formation, our Canadian subsidiary acquired Pure Life International Products Inc., then a 12-year old company which distributed its Pure Life brand of nutritional products in Canada. After this acquisition, we introduced the Pure Life line of products to the United States market. In June 1995, GlobeNet Inc. was incorporated to serve as a holding company for our United States and Canadian subsidiaries as well as certain other corporations affiliated with Mr. Howard, which were subsequently discontinued. In 1996, we acquired Light Force, Inc. Light Force distributed a line of nutritional supplements featuring Flanagan Microclusters(R), with spirulina as the main ingredient. The Light Force distributor network was merged into our distributor networks.

         On April 1, 1997, Mighty Power USA, Inc., a corporation whose stock at that time was publicly traded on the NASDAQ Bulletin Board, merged with GlobeNet. In connection with the merger, Mighty Power USA effected a one-for-seven reverse stock split. All share figures in this report have been adjusted to reflect this reverse split. Mighty Power USA then issued 7,886,415 new shares to the shareholders of GlobeNet in exchange for 100% of the outstanding stock of GlobeNet. In addition, under the terms of the merger agreement, certain shareholders of Mighty Power USA transferred an additional 2,541,427 shares of common stock to the GlobeNet shareholders. As a result, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of Mighty Power USA. In connection with these transactions, Mighty Power USA changed its name to GlobeNet International I, Inc. The merger was accounted for as a purchase and as a reverse merger, with GlobeNet being the acquirer. Therefore, GlobeNet's historical financial statements are now our historical financial statements. In October 1999, we changed our name from GlobeNet International I, Inc. to Royal BodyCare, Inc. In conjunction with the name change, we also redomesticated to the State of Nevada.

PLANT AND EQUIPMENT

         We purchase the products marketed under our Royal BodyCare and MPM divisions from manufacturers and suppliers that we do not control. Many of these products can be obtained from a number of sources at competitive prices. However, some of the essential ingredients, most notably Flanagan Microclusters(R) and the Silica Hydride powder, are subject to license agreements specifying the source for such ingredients. Currently, there are no other suppliers of these essential ingredients. We outsource the production of our products. Accordingly, to date we have not needed any plant or manufacturing facilities, machinery or equipment. Other than normal office furniture and computer equipment, the only other property or equipment that we own or use is laboratory equipment owned and maintained for internal quality control testing of our products and distribution of our products to our independent distributors.

         BizAdigm products marketed through the Internet are also provided through contracts with third party providers. Computer equipment required to provide the BizAdigm product line is principally provided by the Company's main Internet product supplier, NetSalon, Inc.

         In 2001, we purchased our headquarters facility in Irving, Texas. The total cost of this facility was approximately $3.7 million. Financing for this purchase was provided by a $3 million mortgage note, a $300,000 note from the seller and a $350,000 note from a bank.

EMPLOYEES

         We currently have 119 employees, of whom 8 are executive officers or management employees, 11 are department heads, 26 are warehouse employees, 33 are in customer service or order entry, 6 are in financial or accounting and the remaining employees are clerical or administrative. We do not foresee any significant increase being necessary for our workforce in 2002. None of our employees are represented by labor unions, and we have not experienced work stoppages or other labor strife with our employees.

DISTRIBUTOR NETWORK

         We attempt to recruit people who can effectively explain our line of products, demonstrate their uses and applications and effectively utilize our direct marketing techniques to sell our products and sponsor other distributors. This type of direct marketing strategy is commonly referred to as multi-level or network marketing. Our distributors can market Royal BodyCare(R) products, BizAdigm(TM) products, or both.

         Our Royal BodyCare division had approximately 51,000 active independent distributors at December 31, 2001, of whom approximately 40,000 are located in the United States, 10,000 are located in Canada and 1,000 are located in Japan. We consider an independent distributor active if he/she has placed an order within the previous twelve months. We compensate distributors who market the Royal BodyCare(R) product line through a "Stair Step" compensation plan, consistent with other industry recognized compensation programs. Under this compensation program we pay sales commissions and cash rebates to our distributors. These commissions and cash rebates are based on the amount of purchases by the distributor and his/her sales group. Distributor compensation is paid monthly.

         Distributors of BizAdigm(TM) products are compensated through a "Binary" compensation plan, an industry recognized compensation program. Under this plan, we pay commissions based on the purchases of the distributor's sales organization. Distributor compensation is paid weekly.

         Except for sales meetings and certain promotional activities that we sponsor, our distributors are responsible for all expenses incurred by them in their sales programs.

         We use the Internet to support our marketing efforts and enhance communication with our distributors. Through our websites, distributors can obtain information about us and our products, and other current information such as new product announcements and descriptions of product specials and other sales promotions. Through our Royal BodyCare website, we provide our distributors the ability to enroll new Royal BodyCare distributors and to place orders. All BizAdigm distributors are enrolled, and all BizAdigm(TM) products are ordered through, a

BizAdigm website. To help our distributors better manage their business, we allow them to obtain information related to their sales groups directly from our database, which can be accessed through the Internet.

OVERSEAS DISTRIBUTORS

         We have entered into exclusive license agreements with overseas licensee groups for marketing the Royal BodyCare(R) line of products. Five of these licensees provide for the shipping of Royal BodyCare(R) products into the following nations:


         o   Korea               o    Finland            o    Australia
         o   Indonesia           o    Iceland            o    New Zealand
         o   Sweden              o    Switzerland        o    Kazakhstan
         o   Norway              o    Austria            o    Russian Federation
         o   Denmark             o    Germany            o    Ukraine
         o   United Kingdom      o    Slovenia           o    Singapore
         o   Ireland             o    Latvia             o    Kyrgystan
         o   Belarus             o    Lithuania          o    The Netherlands
         o   Moldova             o    Belgium

         Pursuant to these agreements, these overseas licensees (who are unaffiliated third parties) are granted exclusive rights to sell our products in their respective territories through office/warehouse facilities. The independent distributors in these territories are compensated through the same or a similar compensation plan as that used by us for our distributors in the United States, Canada and Japan.

PRODUCTS

         With the introduction of BizAdigm in December 2000 and the purchase of MPM Medical in August 2001, we now market our products through three divisions. Royal BodyCare markets nutritional supplements, personal care products and fitness programs. BizAdigm markets Internet related products. MPM markets wound care products.

         Royal BodyCare. We currently market a line of over 150 nutritional supplements, personal care products and fitness programs, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. All of these products are marketed under our Royal BodyCare(R) trade name. We procure these products from manufacturers and suppliers that we do not control and have them made or processed according to our specifications or formulas.

         Our product line also features spirulina as a main ingredient in nutritional supplements and aloe vera as a main ingredient in our skin and personal care products. We maintain quality control of our products through our in-house laboratory facilities and operations.

         Our primary product is Microhydrin, which accounted for 37% of our sales in 2001. No other product reported more than 10% of our sales. In 2001, we introduced Protivity(TM), a proprietary formula of amino acids and other ingredients designed to increase protein efficiency and lower body fat. Protivity(TM) is not sold in Canada. In the second quarter of 2002, we intend to introduce Microhydrin Plus(TM), an improved version of our Microhydrin(R).

         BizAdigm. Last year, we introduced a new line of Internet products that we have branded BizAdigm(TM). This product line presently consists of four products which we refer to as the Affiliate Portal, the EzSite Builder, the University, and the Aeon Card Program.

         With the purchase of an Affiliate Portal, a distributor receives access to his/her own BizAdigm website. This web site comes with unlimited email accounts and can be used as a start page with links to information such as news, weather and business information. The Affiliate Portal also provides the distributor the means to market the BizAdigm product line. Through this Affiliate Portal, the distributor can sign up new distributors through the sale of a new Affiliate Portal as well as sell the other BizAdigm products. The EzSite Builder is a program the allows a non-technical user the ability to create a web site through a variety of preprogrammed web site templates. The price of the EzSite web site includes hosting of the site for one year. The University consists of over 170 on-line training courses covering topics such as basic computer skills and other business-related subjects. The Aeon Card Program allows a non-technical user the ability to create a presentation for reproduction on a mini-CD. This program provides a variety of preprogrammed presentation templates from which to choose. The Company is presently evaluating the long term viability of the business conducted by BizAdigm due to low sales volumes generated during the last half of 2001.

         We provide the BizAdigm products through a non-exclusive agreement with a third party provider.

         MPM Medical. Through MPM Medical, we market a line of approximately 20 products related to the treatment of wounds. Products include wound and skin cleansers, wound dressings and a unique moisture barrier. These products are distributed directly to hospitals, nursing homes and home health care agencies throughout the United States through a traditional, unaffiliated nationwide network of medical/surgical supply dealers. Our MPM sales force consists of two full time sales representatives and approximately 15 manufacturer representatives assigned to specific geographic territories within the United States.

INDUSTRY/COMPETITORS

         We are in a highly competitive industry both domestically and internationally. We compete against companies that sell heavily advertised products through retail stores as well as other network marketing companies. Many of our competitors are significantly larger than we are and have far greater financial resources. Our competition includes network marketing companies close to our size such as Reliv International and Nutrition for Life, and much larger companies such as Amway, Nu Skin and Herbalife. At a consumer level, we compete with large health food chains such as GNC, small independently-owned health food stores, as well as drug stores, department stores and supermarkets that sell nutritional supplements and personal care products.

         During fiscal year 2001, our purchases of Flanagan Microclusters(R) did not reach certain minimum requirements outlined in our agreement with Flanagan Technologies, Inc., a company controlled by G. Patrick Flanagan, one of our former directors. Under our agreement with Flanagan Technologies, it has the right to terminate our exclusivity and supply us products on a nonexclusive basis if such minimum purchases are not met. In December 2001, Flanagan Technologies began offering to third parties, including Threshold Enterprises, a product that directly competes with one of our primary products, Microhydrin(R). Microhydrin(R) accounted for 37% of our sales in 2001.

         We offer a wide selection of products with a reputation for high quality. We believe that our products possess features and provide benefits that are desired by consumers looking for natural health products. We place a high degree of emphasis on new product development to insure our product line remains current with developing trends in our industry and new scientific evidence. Subsequent to December 31, 2001, we developed Protivity(TM), a proprietary formula of amino acids and other ingredients designed to increase protein efficiency and lower body fat. We also have developed Microhydrin Plus(TM) to compete against products offered by Flanagan Technologies. We generally do not attempt to compete based on price, although price is a consideration. Prices are justified through product quality and benefits and, to the extent possible, the proprietary ingredients and unique formulations.

         Our MPM products also face heavy competition. In this market, we compete against companies that are significantly larger and have far greater financial resources such as Smith & Nephew, Convatec (a subsidiary of Squibb) and Johnson & Johnson. We also compete against smaller companies such as Gentell and Dermasciences.

         Our BizAdigm products compete with the products of several companies such as Big Planet, an affiliate of Nu Skin.

CAPITAL STOCK

         We have authorized 50 million shares of common stock. As of March 15, 2002, we had issued and outstanding 13,936,294 shares of common stock.

REPORTS TO SECURITY HOLDERS

         We are subject to the continuous disclosure requirements of the Securities and Exchange Commission because we have had previous offerings registered pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. Because we are a Section 15(d) company, we are not required to distribute an annual report to our shareholders. However, all of our filings with the Securities and Exchange Commission are available on-line for all shareholders to access at www.sec.gov. In addition, we distribute quarterly news releases to our shareholders as well as a year-end news release that includes operating results from our audited financial statements.

INVENTORY REQUIREMENTS, BACKLOGS

         Our independent distributors do not maintain large inventories of our products. They depend on us to maintain our inventory at a level that will allow us to fill their orders and the orders of their customers as they are placed. We generally ship orders within 48 hours after we receive them so there is no significant backlog of orders.

RESEARCH AND DEVELOPMENT

         We have contracted with scientists at universities, medical colleges, and private research organizations to conduct a series of studies over the past few years to evaluate the safety and functions of our dietary supplements, primarily Microhydrin(R). Prior to acquiring Light Force in 1996, Light Force contracted for more than one million dollars in research studies conducted at Harvard Medical school on the product Phycotene(R). In October 2000, one study was published in the Journal of Medicinal Food.

TRADEMARKS, PATENTS OR OTHER INTELLECTUAL PROPERTY

         We own trademarks on the name Royal BodyCare(R) and the names of certain key products such as Microhydrin(R).

         Through an agreement with Flanagan Technologies, Inc., a company controlled by Dr. G. Patrick Flanagan, one of our former directors, we have marketing rights to Flanagan Microclusters(R), a mineral catalyst that increases absorption of nutritional supplements, and Silica Hydride, a nutritional form of hydrogen with antioxidant and other beneficial properties. These substances are produced through technology originated by its inventor, Dr. Patrick Flanagan. Silica Hydride is the principal ingredient in our leading product, Microhydrin(R).

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

ITEM 2.    PROPERTIES

         In March 2001, we purchased the approximately 119,000 square feet facility that houses our executive offices and warehouse space for approximately $3.7 million. Prior to then, we leased that facility. We also lease distribution facilities in Vancouver, British Columbia and Toronto, Ontario for our sales operations in Canada at an aggregate annual rental of $128,000.

ITEM 3.    LEGAL PROCEEDINGS

         We have recently settled in principle a trademark dispute with Threshold Enterprises and a group of health food stores. Pursuant to the settlement, we have agreed to dismiss our current lawsuits against Threshold and Threshold customers from the Federal District Court for the Northern District of Texas. Flanagan Technologies agreed to amend its licensing agreement with Threshold so as to ensure its advertising and web sites do not infringe on our trademarks and copyright. In exchange, Flantech Group, a company that was licensed rights by Flanagan

Technologies, has agreed to change the name of its current product MegaHydrin(TM), and to fill our current orders for its products. Also, Flantech Group has agreed to change its website to conform with applicable trademark and copyright laws.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         Our Common Stock is traded on the Nasdaq over-the-counter Bulletin Board published by the National Quotation Bureau, Inc. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years:


               QUARTER ENDED      3/31/00   6/30/00    9/30/00    12/31/00
               -------------      -------   -------    -------    --------
               HIGH                1.0625      .875      .8125       .7812
               LOW                   .625      .375      .4688       .4062

               QUARTER ENDED      3/31/01   6/30/01    9/30/01    12/31/01
               -------------      -------   -------    -------    --------
               HIGH                   .47       .45        .43         .25
               LOW                    .29       .25        .17         .14

         As of March 15, 2002 there were approximately 1,479 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         In connection with the acquisition of our current headquarters, in March, 2001, we issued 20,000 shares to an individual investor. We have not sold our securities in any other offerings during the past year that were not registered for sale with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or any state securities commissioner.

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

ITEM 6.    SELECTED FINANCIAL DATA

         The financial data included in the table shown below has been selected by us and has been derived from the financial statements for the periods indicated. The consolidated balance sheets as of December 31, 1999, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of these years have been audited by Swalm, Thomas & Associates, PLLC, formerly Osborn, Swalm, Thomas & Associates, PLLC. The consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the years then ended have been audited by Grant Thornton LLP.


                                                                    YEARS ENDED DECEMBER 31
                                  ------------------------------------------------------------------------------------
                                     2001               2000              1999              1998              1997
                                  ------------      ------------      ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA:
Total Revenue                     $ 34,617,264      $ 39,993,344      $ 35,681,261      $ 28,383,722      $ 13,350,194
Income (loss) from
  continuing operations             (1,189,199)          439,503           130,697           511,270          (614,578)
Net Income (Loss)                   (1,189,199)          510,289           268,273           (33,587)         (686,881)

BALANCE SHEET DATA:
Cash and cash equivalents              239,307           230,460            83,225           382,409            10,405
Working Capital (Deficit)             (747,515)         (329,625)          (16,364)          454,954           763,722
Total Assets                        12,227,643        10,744,991         9,000,396         8,207,633         5,608,426
Long Term Debt                       5,228,311         1,301,212         1,256,786         1,004,927           803,561
Shareholders' Equity                 3,593,491         4,801,948         4,388,052         4,061,602         3,583,543

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES; MATERIAL CHANGES IN FINANCIAL CONDITION

         During the year ended December 31, 2001, we had a net increase in cash of $9,000. This increase in cash resulted primarily from operating activities and financing activities of $838,000, and $3,180,000, respectively. The increase was partially offset by the cash used to purchase property and equipment totaling $4,029,000. The net cash flow from investing and financing activities during 2001 was due primarily to the purchase of our headquarters facility in Irving, Texas. The total cost of this facility was approximately $3.7 million. Financing for this purchase was provided by a $3 million mortgage note, a $300,000 note from the seller and a $350,000 note from a bank.

         During 2001, we used capital lease arrangements of approximately $575,000 to partially finance certain software acquisitions. This software was mainly associated with the operation of BizAdigm and our website.

         In August 2001, we acquired substantially all of the assets of MPM Medical for $10,000. In conjunction with the acquisition, we were obligated to assume certain of MPM Medical's liabilities, including a Small Business Administration guaranteed note. On the date we assumed the note, the principal amount outstanding was approximately $290,000.

         Our working capital declined during 2001 as a result of the decline in sales and the net loss incurred during the year. As previously described, we believe that the introduction of our new product, Microhydrin Plus(TM), along with our present marketing strategies and programs, will allow us to retain our distributor base and reverse the declining sales trend we experienced during 2001. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in our sales. In addition, as part of our overall effort to return to profitability we have implemented cost-cutting measures that we believe will significantly reduce our operating expenses.

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

         We believe that we will be able to fund moderate sales increases through our operations. Should sales growth increase beyond our ability to finance our growth internally, or should we require additional working capital before returning to profitability, we may again seek outside sources of capital including bank borrowings, other types of debt or equity financings. There is no assurance, however, that we would be able to obtain any additional outside financing or obtain financing on terms we would find acceptable. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

         Other than those factors already described, we are not aware of any trends or uncertainties that would significantly effect our liquidity or capital resources in the future.

CRITICAL ESTIMATES, UNCERTAINTIES OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

         The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         We periodically review the carrying value of our goodwill and other intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the evaluation.

         We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our company. We do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.


RESULTS OF CONTINUING OPERATIONS - 2001 COMPARED WITH 2000

         Our sales for the year ended December 31, 2001 were $34,617,000 compared with sales for the prior year of $39,993,000, a decrease of $5,376,000 or 13%. This decline was due primarily to declines in sales of our traditional nutritional and personal care products in the U.S. and Canadian markets of $5,678,000 and $1,603,000, respectively. Declines in these markets were partially offset by a sales increase in our international licensee markets, principally Europe and Russia, of $703,000 and recognized sales related to our BizAdigm(TM) Internet products of $799,000 and MPM Medical products of $403,000.

         While sales outside of North America have continued to grow, North American sales have not. Sales in the first six months of 2000 benefited from certain promotional programs and changes that were made to the plan by which our independent distributors are compensated. Sales declined in 2001 because we were unable to sustain this momentum. We introduced enhancements to our marketing program in the second quarter of 2001 that we believed would stimulate increased sales and recruiting activities among our North American independent distributors. However, during the third quarter, there were events that offset the effectiveness of these new programs. On July 1, 2001, our U.S. headquarters facility was damaged when a portion of the warehouse roof collapsed during a heavy rainstorm. We set up remote offices within 24 hours of the collapse, which allowed to us to continue to accept distributor orders with only a slight service disruption. However, because we were unable to resume shipping activities until July 10 and clear the backlog of shipments until July 17, July sales were significantly affected. Our sales and recruiting activity improved in August 2001, but declined again in September. We attribute this decline to the terrorist attacks on September 11.

         Another factor affecting our sales was Flanagan Technologies' decision during the latter half of 2001 to begin supplying its products to us on a non-exclusive basis. In December 2001, Flanagan Technologies began marketing a product competitive with our leading product, Microhydrin(R), on its website and, on a limited basis, through certain health food stores. To improve our competitive position, we developed a new product that is a proprietary, broad-based blend of antioxidants, including Microhydrin(R). This new product, Microhydrin Plus(TM), will be introduced in the second quarter of 2002. Although no assurance can be given, we believe that the introduction of this new product, along with our present marketing strategies and programs, will allow us to retain our distributor base and reverse the declining sales trend experienced during 2001.

         Our cost of goods sold for the year ended December 31, 2001 was $10,531,000 compared with cost of goods sold in the prior year of $11,541,000, a decrease of $1,010,000 or 9%. As a percentage of sales, cost of goods sold was 30% in 2001 compared with 29% in 2000. This increase was mainly attributable to the increase in sales to our international licensees. The cost of products sold to our international licensees as a percentage of sales is higher than for products sold to our independent distributors because the licensee is responsible for payment of the distributor commissions earned on sales in their respective territories as well as other operating expenses. This increase in the cost of goods sold percentage is offset by a reduction in distributor commissions.

         Our distributor commissions for the year ended December 31, 2001 were $12,542,000 compared with distributor commissions in 2000 of $15,297,000, a decrease of $2,755,000 or 18%. As a percentage of sales, distributor commissions in 2001 were 36% compared with 38% in 2000. As described above, this percentage decline was mainly related to the increase in sales to our international licensees. A portion of this percentage decrease was also attributable to a restructuring of our distributor compensation plan that became fully effective June 1, 2000. We expect this percentage to increase over time as distributors qualify for the highest commission levels in the plan.

         Our general and administrative expenses for the year ended December 31, 2001, were $10,317,000 compared with such expenses in 2000 of $11,456,000, a decrease of 1,139,000 or 10%. This decrease was mainly related to decreased operating expenses associated with the decline in sales. This expense decrease was partially offset by expenses incurred in connection with the development and initial marketing of the BizAdigm(TM) Internet product line, increased expenses related to the enhancement and support of our information technology systems and increased expenses incurred in support of our international licensees. As a percentage of sales, general and administrative expenses were 30% and 29% in 2001 and 2000, respectively.

         Depreciation and amortization for the year ended December 31, 2001 was $921,000 compared to $692,000 in 2000, an increase of $229,000 or 33%. This increase was mainly due to depreciation associated with the capital investments that we made during 2001 and 2000, the most significant of which was the purchase of our headquarters facility in March 2001.

         Our interest expense for the year ended December 31, 2001 was $424,000 compared with interest expense in 2000 of $177,000, an increase of $247,000 or 139%. This increase was due to additional borrowings made during 2001. The additional borrowings were mainly associated with the purchase of our headquarters facility in Irving, Texas in March 2001 and, to a lesser extent, the debt assumed in connection with the acquisition of MPM Medical in August 2001.

         During the fourth quarter of 2001, we recorded a loss on disposition of assets of $1,193,000. The principal components of this loss are described below:

         BizAdigm - We are presently evaluating the long term viability of the business conducted by BizAdigm due to low sales volumes generated during the last half of 2001. Based on BizAdigm's 2001 operating results, we concluded that we may not be able to realize our investment in the assets of BizAdigm through future operations. As a result, we wrote off our investment in the assets of BizAdigm in the amount of $490,000.

         Web Site Software - In December 2000, we entered into a contract with a software development company to design, program, maintain and host a new web site for us. We wrote off our investment of $253,000 when the software development company became insolvent. Subsequently, we contracted with another software developer to design and program our new website.

         Japan assets - In June 2001, we entered into an agreement to reacquire the license we had previously granted to a third party to market our products in Japan. As part of this agreement, we acquired assets, mainly computer software, used in the Japan operations. In connection with a restructuring of operations in Japan in December 2001, we determined that we no longer had use for certain of these assets resulting in a write off of $160,000.

         Other Assets - In December 2001, we identified certain ineffective marketing programs that we decided to eliminate or change. In connection with this effort, we wrote off inventories and other assets associated with these programs in the amount of $277,000.

         Our net loss for the year ended December 31, 2001 was $1,189,000, or $.09 per share, compared with net earnings in the prior year of $510,000 or $.04 per share. This decline resulted from the factors described above, primarily the decline in North American sales and the adjustments we recorded in the fourth quarter.

         Other than those previously described, we are not aware of any economic trends or uncertainties that would have a material impact on our future sales or operating results. We believe that we have purchased our products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to our distributors. In addition, we do not believe at this time that inflation will have a material impact on our operating results.

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

         Our general and administrative expenses for the year ended December 31, 2000, were $11,456,000 compared with $10,339,000 in 1999, an increase of
$1,117,000 or 11%. As percentage of sales, general and administrative expenses were 29% in 2000 and 1999. General and administrative expenses in 1999 include approximately $650,000 of non-recurring expenses that we incurred in the settlement of three lawsuits. Excluding these expenses, our general and administrative expenses for 1999 were $9,689,000 or 27% of sales. The increase in general and administrative expenses from 1999 to 2000 was related primarily to increased expenses incurred to support the growth of our Eastern Canadian distributor base and other international markets, increased non-capitalizable expenses to support our information technology systems and legal expenses incurred in connection with certain trademark and intellectual property matters.

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

         Depreciation and amortization for the year ended December 31, 2000 was $692,000 compared to 456,000 in 1999, an increase of $236,000 or 52%. This increase was mainly due to depreciation associated with the capital investments that we made during 1999 and 2000. These capital investments were necessary to install distribution systems and technology systems that we needed to support our distributor base and stay competitive with other companies in our industry.

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

Foreign exchange

         We have foreign-based operations in Canada which accounted for 17% of 2001 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $164,000 at December 31, 2001, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $16,400.

Interest rates

         Our credit arrangements expose it to fluctuations in interest rates. At December 31, 2001, we had $642,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at December 31, 2001, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $4,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 and the Financial Schedule appearing on Page S-2 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of March 15, 2002, the name, age, and position of each of our Executive Officers and Directors and the month in which such Director or Officer began his term of office.


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
                                Financial Officer                                May 1994

Kenneth Sabot           55      Director, Senior Vice President-Operations       February 1998

Joseph S. Schuchert     72      Director                                         June 2000

Nelson J. Rogers        54      Vice President-International                     November 1994

Wayne R. Holbrook       47      Vice President - Marketing                       November 2001

TERM OF OFFICE

         Each of our directors serves for a term of one year, and thereafter until his or her successor is elected at our annual shareholder's meeting, and is qualified, subject to removal by our shareholders. Each officer serves, subject to the discretion of our Board of Directors, for a term of one year. We currently have two vacancies on our Board of Directors as Dr. G. Patrick Flanagan resigned from our Board of Directors effective March 14, 2002, and Richard Howard resigned in October 2001.

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

         WAYNE R. HOLBROOK. Mr. Holbrook joined us as Vice President - Marketing in November 2001. Prior to joining us, Mr. Holbrook served as President of One World Online, Inc., a publicly-traded company based in Utah from December 1998 until joining us. Prior to joining One World, Mr. Holbrook served as Executive Vice President of Global Connections, Inc. from January 1996 to December 1998.

ITEM 11.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                                              ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                              -------------------         ----------------------
                                                                          SECURITIES     ALL OTHER
                                FISCAL                                    UNDERLYING   COMPENSATION
      NAME/TITLE                 YEAR      SALARY($)      BONUS($)        OPTIONS(#)      ($)(1)
      ----------                ------    ----------     ----------       ----------   ------------
Clinton H. Howard                2001     $  264,000     $    1,252          - 0 -     $   47,100
  President and Chief            2000        264,000         13,700        100,000     $   47,100
  Executive Officer              1999        257,000         10,000          - 0 -     $   47,100

Steven E. Brown                  2001     $  100,000     $   88,152          - 0 -          - 0 -
  Vice President - Finance       2000        100,000         99,900         10,000          - 0 -
  Chief Financial Officer        1999        100,000         70,570         10,000          - 0 -

Richard A. Howard(2)             2001     $  162,470          - 0 -          - 0 -          - 0 -
  Vice President - Sales &       2000        192,010          - 0 -          - 0 -          - 0 -
  Marketing                      1999         14,770          - 0 -          - 0 -          - 0 -

Kenneth L. Sabot                 2001     $  166,000     $    8,000          - 0 -          - 0 -
  Senior Vice President          2000        149,350          8,000         10,000          - 0 -
  Operations                     1999        134,000          7,200         10,000          - 0 -

Nelson J. Rogers                 2001     $  105,000     $   57,000          - 0 -          - 0 -
  Vice President                 2000        101,800         41,721         10,000          - 0 -
  International                  1999        101,800         22,705          - 0 -          - 0 -

(1) Clinton Howard has use of a company car with an aggregate annual cost to us of $10,000. We also pay his country club dues of $1,100. We provide a split-dollar life insurance to Mr. Howard in the face amount of $1,000,000. The annual premiums are $36,000 per year. No other Named Executive Officers received any annual compensation not properly categorized as salary or bonus, except for certain perquisites or other benefits the aggregate incremental cost of which to us for each officer did not exceed the lesser of $50,000, or 10% of the total of annual salary and bonus reported for each such officer

(2) Richard Howard joined us in December 1999, ceased to act as our Vice President - Sales and Marketing in June, 2001 and as our Vice President-Sales & Marketing in June, 2001 and left in October, 2001.

Stock Options. We did not issue any stock options to our executive officers during the fiscal year ending on December 31, 2001.

Stock Option Exercises. The following table presents certain information concerning options exercised during the fiscal year ending December 31, 2001 by each of our executive officers. The table also includes the value of unexercised options held by our named executive officers at December 31, 2001.

               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES(1)

                                                                                              VALUE OF
                                                                NUMBER OF                    UNEXERCISED
                                                               UNEXERCISED                  IN-THE-MONEY
                                                             OPTIONS AT FISCAL           OPTIONS AT FISCAL
                               SHARES                           YEAR-END                     YEAR-END(1)
                            ACQUIRED ON      VALUE              --------                     -----------
     NAME                   EXERCISE(#)     REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----                   -----------     --------    -----------   -------------   -----------   -------------
Clinton H. Howard             - 0 -          - 0 -        434,000          - 0 -          - 0 -          - 0 -
Steven E. Brown               - 0 -          - 0 -         19,500         12,500          - 0 -          - 0 -
Richard A. Howard(2)          - 0 -          - 0 -          - 0 -          - 0 -          - 0 -          - 0 -
Kenneth L. Sabot              - 0 -          - 0 -          7,500         12,500          - 0 -          - 0 -
Nelson J. Rogers              - 0 -          - 0 -         10,500          7,500          - 0 -          - 0 -

----------

(1) The December 31, 2001 closing market price of $.14 is used in the calculation to determine the value of unexercised options.

(2) Mr. Howard ceased to act as Vice President of Sales and Marketing in June 2001 and resigned his position as director and Vice President - Sales and Marketing in October, 2001. Upon the termination of his employment, Mr. Howard's options terminated.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGES IN CONTROL ARRANGEMENTS

         There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment by us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control of us.

         We entered into an employment letter agreement with Richard Howard on December 1, 1999. In October, 2001, Mr. Howard resigned his position as director and Vice President - Sales and Marketing, and terminated his employment agreement.

ITEM 12.   SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth as of December 31, 2001, the address, and the number of shares of our common stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the then 13,936,294 issued and outstanding shares of our Common Stock, and the name and share holdings of each director and of all officers and directors as a group. As a result of us not being registered under Section 12(g) of the Securities Exchange Act of 1934, beneficial owners of more than 5% are not required to file Schedule 13Ds or 13Gs with the Securities and Exchange Commission. Therefore, there may be additional persons who have beneficially acquired more than 5% of our common stock.


                             AS OF DECEMBER 31, 2001
                             -----------------------
CLASS           BENEFICIAL OWNER                     AMOUNT        % OF CLASS
-----           ----------------                     ------        ----------
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Common          Clinton H. Howard                    7,892,188(1)          54.9%
                2301 Crown Court
                Irving, Texas 75038

Common          Penny Slinger Hills                    979,523              7.0%
                Hills 1998 Living Trust
                910 Herman Gulch Road
                Boulder Creek, California 95006

Common          Dr. M. G. Robertson                  2,000,000(2)          13.4%
                977 Centerville Turnpike
                Virginia Beach, Virginia 23463

Common          My Garden, L.P.                      7,440,139             53.4%
                2301 Crown Court
                Irving, Texas 75038

SECURITY OWNERSHIP OF MANAGEMENT

Common          Clinton H. Howard                    7,892,188(1)          54.9%

Common          Steven E. Brown                         22,000(3)             *%

Common          Kenneth Sabot                           10,000(3)             *%

Common          Nelson J. Rogers                        10,500(3)             *%

ALL OFFICERS, DIRECTORS & BENEFICIAL
PERSONS AS A GROUP (8 PERSONS)                       7,934,688(4)          55.1%

----------
* less than 1%

(1) Includes 434,000 shares that may be acquired by presently exercisable common stock options; includes 7,440,139 shares held by a limited partnership, My Garden, L.P., the general partners of which are The Clinton H. Howard Family Trust and The Katherine M. Howard Family Trust and also includes 8,049 shares owned of record by Mr. Howard's spouse. Mr. Clinton H. Howard disclaims beneficial ownership of the shares held by his spouse except to the extent of his pecuniary interest.

(2) Includes 1,000,000 shares that may be acquired by presently exercisable common stock warrants.

(3) Represents shares that may be acquired by presently exercisable common stock options.

(4) Includes 476,500 shares that may be acquired by presently exercisable common stock options and the shares referred to in footnote (1).


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AND INDEBTEDNESS OF MANAGEMENT AND OTHERS

         From time to time we have advanced money to Mr. Clinton Howard. Currently the outstanding balance of this account payable is $67,282 and is accruing a rate of interest at 6% per year and is payable before December 31, 2002. Mr. Howard has also guaranteed our obligations with respect to the loan relating to our acquisition of our corporate headquarters and the debt assumed in connection with our purchase of MPM Medical. We have undertaken certain obligations to indemnify him and secure our obligations to him in the event we default on our loan.

         Flanagan Technologies, Inc., a company controlled by Dr. G. Patrick Flanagan, one of our former directors, has granted us a license with respect to the rights to sell Silica Hydride powder, the principal ingredient in our most successful product, Microhydrin(R). This license agreement was entered into in December 1998. During fiscal year 2001, our purchases from Flanagan Technologies did not reach certain minimum requirements outlined in the agreement. Under our agreement with Flanagan Technologies, it has the right to terminate our exclusivity if such minimum purchases are not met. In December 2001, Flanagan Technologies began offering to third parties, including Threshold Technologies, a product that directly competes with one of our primary products, Microhydrin(R). Dr. Flanagan joined our board of directors in June 2000. We paid Flanagan Technologies, Inc. approximately $2,500,000 in 2001. Dr. Flanagan resigned from our Board of Directors effective March 14, 2002.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS. The following financial statements are filed as part of this 10-K

Title of Document

Independent Auditors Reports of Swalm, Thomas & Associates, PLLC, Certified Public Accountants and Grant Thornton LLP, Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2001 and 2000.

         Consolidated Statements of Operations for the Years December 31, 2001, 2000 and 1999.

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES.  None.

(a)(3)   EXHIBITS.  The following exhibits are included as part of this report:

         Ex. No.     Description

           3.1       Articles of Incorporation(1)

           3.2       By-Laws(1)

           4.1       Specimen copy of Certificate for Common Stock(1)

           4.2       Specimen copy of 10% Convertible Notes issued in 1997(2)

           4.3 The 1998 Stock Option Plan for our Directors, Employees and Consultants(2)

           10.1 Exclusive License Agreement with Flanagan Technologies for its Microclusters(2)

           10.2      Form of Member Agreement and Policies with Distributors(2)

           10.3      Form of Indemnification Agreement(1)

           10.4      Real Estate Purchase Agreement(3)

           10.5      Employment Agreement with Richard Howard(4)

           16.1      Letter regarding change in accountant(5)

           21.1      List of company subsidiaries*
----------
* Filed herewith

(1) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000

(2) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999

(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000

(4) Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2001.

(5) Incorporated by reference to the Current Report on Form 8-K/A filed January 10, 2001

(b)      REPORTS ON FORM 8-K

         We filed no reports on Form 8-K during the quarter ending December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROYAL BODYCARE, INC.,
                                        A NEVADA CORPORATION


Date: April 1, 2002                    By: /s/ CLINTON H. HOWARD
                                           -----------------------
                                           Clinton H. Howard,
                                           Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                 DATE

/s/ CLINTON H. HOWARD     Chairman of the Board of
-----------------------   Directors, President and
Clinton H. Howard         Chief Executive Officer               April 1, 2002


/s/ STEVEN E. BROWN       Director, Vice President-
-----------------------   Chief Financial Officer               April 1, 2002
Steven E. Brown


/s/ KENNETH L. SABOT      Director, Senior Vice President-
-----------------------   Operations                            April 1, 2002
Kenneth L. Sabot

                          Director                              _______, 2002
-----------------------
Joseph S. Schuchert

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

      Statements of Cash Flows                                            F-7

Notes to Consolidated Financial Statements                                F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Royal BodyCare, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Dallas, Texas
March 8, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Royal BodyCare, Inc. and Subsidiaries
Dallas, Texas


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Royal BodyCare, Inc. and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Royal BodyCare, Inc. and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


SWALM, THOMAS & ASSOCIATES, PLLC

March 28, 2002



Plano, Texas

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                     ASSETS                                           2001               2000
                                                                  ------------      ------------
Current assets
  Cash and cash equivalents                                       $    239,307      $    230,460
  Interest bearing deposit                                             125,000           125,000
  Accounts receivable, net of allowance for doubtful accounts
    of $102,849 and $29,888, respectively                              699,157           491,406
  Inventories                                                        2,422,579         3,465,172
  Deferred income taxes                                                  4,784            98,542
  Prepaid expenses                                                     200,787           398,494
                                                                  ------------      ------------

          Total current assets                                       3,691,614         4,809,074

Property and equipment, net of accumulated depreciation              5,796,111         2,671,334

Goodwill, net of accumulated amortization                            2,095,054         2,273,081

Other assets                                                           644,864           991,502
                                                                  ------------      ------------

                                                                  $ 12,227,643      $ 10,744,991
                                                                  ============      ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable, trade                                         $  1,058,225      $  1,554,817
  Accrued liabilities                                                1,848,279         2,208,489
  Current maturities of long-term debt                               1,033,288           759,142
  Lines of credit                                                      341,468           415,607
  Deferred revenue                                                      57,869           100,644
  Net liabilities of discontinued operations                           100,000           100,000
                                                                  ------------      ------------

          Total current liabilities                                  4,439,129         5,138,699

Deferred income taxes                                                       --           262,274

Long-term debt, less current maturities                              4,195,023           542,070

Shareholders' equity
  Preferred stock, $.10 par value; authorized
      20,000,000 shares; none outstanding                                   --                --
  Common stock, $.001 par value; authorized
      50,000,000 shares; 13,936,294 and 13,916,294
      shares issued and outstanding in 2001 and
      2000, respectively                                                13,936            13,916
  Additional paid-in capital                                        12,179,098        12,159,118
  Accumulated deficit                                               (8,464,317)       (7,275,118)
  Accumulated other comprehensive loss                                (135,226)          (95,968)
                                                                  ------------      ------------
                                                                     3,593,491         4,801,948
                                                                  ------------      ------------

                                                                  $ 12,227,643      $ 10,744,991
                                                                  ============      ============


   The accompanying notes are an integral part of these financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                              2001              2000             1999
                                                          ------------      ------------     ------------
Sales                                                     $ 34,617,264      $ 39,993,344     $ 35,681,261
Cost of sales                                               10,531,820        11,541,470       10,272,046
                                                          ------------      ------------     ------------

          Gross profit                                      24,085,444        28,451,874       25,409,215

Operating expenses
    General and administrative                              10,316,800        11,456,009       10,339,441
    Distributor commissions                                 12,542,168        15,297,406       14,249,788
    Depreciation and amortization                              920,838           692,380          455,517
                                                          ------------      ------------     ------------

          Total operating expenses                          23,779,806        27,445,795       25,044,746
                                                          ------------      ------------     ------------

          Operating profit                                     305,638         1,006,079          364,469

Interest expense                                               423,681           177,305          116,393
Loss on disposition of assets                                1,193,368             8,593
                                                          ------------      ------------     ------------
                                                             1,617,049           185,898          116,393

Earnings (loss) from continuing operations
    before income taxes                                     (1,311,411)          820,181          248,076

Income tax expense (benefit)                                  (122,212)          380,678          117,379
                                                          ------------      ------------     ------------

Earnings (loss) from continuing operations                  (1,189,199)          439,503          130,697

Earnings from discontinued operations, net of tax                   --            70,786          137,576
                                                          ------------      ------------     ------------

          Net earnings (loss)                             $ (1,189,199)     $    510,289     $    268,273
                                                          ============      ============     ============


Basic and diluted earnings (loss) per share:
    Earnings (loss) from continuing operations            $      (0.09)     $       0.03     $       0.01
    Earnings from discontinued operations                           --              0.01             0.01
                                                          ------------      ------------     ------------

          Basic and diluted earnings (loss) per share     $      (0.09)     $       0.04     $       0.02
                                                          ============      ============     ============

Basic and diluted weighted average shares outstanding       13,932,961        13,916,294       13,893,883
                                                          ============      ============     ============

    The accompanying notes are an integral part of this financial statement.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                     Common stock      Additional                 Accumulated other    Total
                                              ----------------------    paid-in      Accumulated    comprehensive   shareholders'
                                                 Shares      Amount     capital       deficit       income (loss)      equity
                                              -----------   --------   -----------   -----------  ----------------- -------------
Balance at January 1, 1999                     13,862,205   $ 13,862   $12,106,872   $(8,053,680)   $    (5,452)    $ 4,061,602

Other comprehensive income
    Net earnings                                       --         --            --       268,273             --         268,273
    Foreign currency translation adjustment            --         --            --            --         17,177          17,177
                                                                                                                    -----------
        Total comprehensive income                                                                                      285,450

Conversion of notes payable                           757          1           999            --             --           1,000
Shares purchased                                   53,332         53        39,947            --             --          40,000
                                              -----------   --------   -----------   -----------    -----------     -----------

Balance at December 31, 1999                   13,916,294     13,916    12,147,818    (7,785,407)        11,725       4,388,052

Other comprehensive income
    Net earnings                                       --         --            --       510,289             --         510,289
    Foreign currency translation adjustment            --         --            --            --       (107,693)       (107,693)
                                                                                                                    -----------
        Total comprehensive income                                                                                      402,596

Issuance of stock options for services                 --         --        11,300            --             --          11,300
                                              -----------   --------   -----------   -----------    -----------     -----------

Balance at December 31, 2000                   13,916,294     13,916    12,159,118    (7,275,118)       (95,968)      4,801,948

Other comprehensive loss
    Net loss                                           --         --            --    (1,189,199)            --      (1,189,199)
    Foreign currency translation adjustment            --         --            --            --        (39,258)        (39,258)
                                                                                                                    -----------
        Total comprehensive loss                                                                                     (1,228,457)

Issuance of stock for services                     20,000         20        19,980            --             --          20,000
                                              -----------   --------   -----------   -----------    -----------     -----------

Balance at December 31, 2001                   13,936,294   $ 13,936   $12,179,098   $(8,464,317)   $  (135,226)    $ 3,593,491
                                              ===========   ========   ===========   ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,

                                                                                2001              2000              1999
                                                                            ------------      ------------      ------------
Cash flows from operating activities
    Net earnings (loss)                                                     $ (1,189,199)     $    510,289      $    268,273
    Less earnings from discontinued operations                                        --           (70,786)         (137,576)
                                                                            ------------      ------------      ------------

                Net earnings (loss) from continuing
                  operations                                                  (1,189,199)          439,503           130,697

           Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by continuing operations
            Depreciation and amortization                                        920,838           692,380           468,124
            Lawsuit settlement                                                        --                --           480,249
            Loss on disposition of assets                                      1,193,368             8,593                --
            Deferred income taxes                                               (168,516)          335,454           (31,263)
            Issuance of stock options for services                                    --            11,300                --
    Change in operating assets and liabilities
        Accounts receivable                                                     (208,733)           50,539          (102,690)
        Interest bearing deposit                                                      --                --          (125,000)
        Prepaid expenses                                                         194,444          (324,630)           62,737
        Inventories                                                              746,034          (594,281)         (236,197)
        Other assets                                                             215,384          (673,133)         (100,640)
        Accounts payable, trade                                                 (483,910)          648,901            91,183
        Accrued liabilities                                                     (339,283)          137,472           391,554
        Deferred revenue                                                         (42,775)          100,644                --
                                                                            ------------      ------------      ------------

                     Net cash provided by operating activities                   837,652           832,742         1,028,754

Cash flows from investing activities
    Purchase of property and equipment                                        (4,029,096)         (674,260)         (998,999)
    Proceeds from sale of property and equipment                                      --             3,876                --
                                                                            ------------      ------------      ------------

                     Net cash used in investing activities                    (4,029,096)         (670,384)         (998,999)

Cash flows from financing activities
    Net proceeds from (payments against) lines of credit                         (71,734)          308,242                --
    Net proceeds from sale of stock                                                   --                --            40,000
    Proceeds from long-term debt                                               3,891,094           227,075           167,500
    Payments of long-term debt                                                  (639,251)         (558,817)         (553,616)
                                                                            ------------      ------------      ------------

                     Net cash (used in) provided by financing
                         activities                                            3,180,109           (23,500)         (346,116)
                                                                            ------------      ------------      ------------

Effect of exchange rate changes on cash flows                                     20,182             8,377            17,177
                                                                            ------------      ------------      ------------

Net increase (decrease) in cash                                                    8,847           147,235          (299,184)

Cash and cash equivalents at beginning of year                                   230,460            83,225           382,409
                                                                            ------------      ------------      ------------

Cash and cash equivalents at end of year                                    $    239,307      $    230,460      $     83,225
                                                                            ============      ============      ============

Supplemental cash flow disclosures
    Income taxes                                                            $         --      $         --      $         --
    Interest                                                                $    408,703      $    174,000      $    110,000


   The accompanying notes are an integral part of these financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE A - NATURE OF OPERATIONS AND ORGANIZATION

    Royal BodyCare, Inc. ("RBC" or the "Company") is engaged in the marketing of nutritional supplements and personal care products in the United States and Canada. The Company's products are marketed through a network marketing system in which distributors, who are independent contractors, purchase products for resale to retail customers or for personal use.

    RBC has entered into agreements to license the exclusive rights to sell its nutritional and personal care products internationally through third party licensees in the respective countries. RBC has entered into five such arrangements to market these products. Under these agreements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States and Canada.

    In December 2000, RBC created a new subsidiary called BizAdigm, Inc. (BizAdigm). BizAdigm offers internet products including web sites, on-line training courses in over 170 different topics, and mini CD's used for presenting promotional information. The BizAdigm products are marketed through a network of independent distributors similar in approach to how our nutritional and personal care products are marketed. We are currently evaluating the long-term viability of the BizAdigm business.

    In August 2001, RBC, through a newly formed subsidiary, purchased substantially all of the assets of MPM Medical, Inc., a Texas corporation ("MPM Medical"). MPM Medical distributed wound care products throughout the United States. The acquisition of MPM Medical enhances RBC's ability to market products through broadened distribution channels. RBC acquired the assets of MPM Medical for $10,000 and the assumption of certain of MPM Medical's liabilities including a Small Business Administration guaranteed note, which the principal amount outstanding was approximately $290,000. The acquisition of MPM Medical was not significant to RBC's financial statements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999



    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of RBC, and its wholly-owned subsidiaries; Royal BodyCare USA, Inc., Royal BodyCare Canada, Inc., Pure Life International Products, Inc., BizAdigm, Inc. and MPM Medical, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated.

    TRANSLATION OF FOREIGN CURRENCIES - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as a component of other comprehensive income in shareholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

    REVENUE RECOGNITION AND DEFERRED REVENUE - Sales are recorded when the product is shipped and title passes to the distributor and/or customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. Payments received for services offered through BizAdigm are deferred and recorded as revenue ratably over the service period.

    INVENTORIES - Inventories consisting of raw materials and bulk products, packaging materials and finished goods are stated at the lower of cost of market. The cost of inventories is determined using the first in, first out method.

    CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the related assets, principally on the straight-line method, ranging from three to twenty-five years.

    GOODWILL - Goodwill represents the excess cost over fair value of assets acquired and is being amortized using the straight-line method over 20 years.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


    NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates all long-lived assets, including all intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

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

    EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible debt.

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

    FINANCIAL INSTRUMENTS - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar debt offered having the same or similar maturities and collateral requirements. At December 31, 2001, fair value of the long-term debt was $3,600,000 which is $100,000 above their carrying value of $3,500,000.

    SEGMENT INFORMATION - The Company's current operations involve a single industry segment; the development and distribution of nutritional and personal care products. The Company operates in various geographic segments. No distributor accounted for more than ten percent of net sales for the years ended December 31, 2001, 2000 or 1999.

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

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


    NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

    PRODUCT RETURN POLICY - Returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% percent of the sales price to the distributor less a ten percent restocking fee and commissions paid. Returned product damaged during shipment to the distributor is replaced by the Company. Return of product other than that which was damaged at the time of receipt by a distributor constitutes potential cancellation of the distributorship.

    ADVERTISING - Advertising expense is charged to operations when incurred. Advertising expense has not been significant for 2001, 2000 or 1999.

    OTHER COMPREHENSIVE INCOME (LOSS) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as the amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income
    (loss) is attributed to translation gains or losses of foreign currencies.

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

    NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Certain provisions of this Statement, however, applied to goodwill and other intangible assets acquired between July 1, 2001 and December 31 ,2001.

    Major provisions of these statements and their effective dates are as follows:

        o all business combinations initiated after June 30, 2001 must use the purchase method of accounting;

        o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

        o goodwill as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

        o effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


    NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

        o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

        o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

    The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, annual goodwill amortization of approximately $156,000 will no longer be recognized. The Company intends to complete a transitional impairment test of all intangible assets by March 31, 2002 and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations, or cash flows.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations, or cash flows.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE C - INVENTORIES

    At December 31, 2001 and 2000, inventories consist of the following:

                                                             2001              2000
                                                          -----------      -----------
        Raw materials and bulk products                   $   814,009      $   931,436
        Packaging materials                                   321,044          289,357
        Finished goods                                      1,287,526        2,244,379
                                                          -----------      -----------

                                                          $ 2,422,579      $ 3,465,172
                                                          ===========      ===========


NOTE D - PROPERTY AND EQUIPMENT

    At December 31, 2001 and 2000, property and equipment consist of the following:

                                                               2001             2000
                                                           ------------     ------------
        Building and improvements                          $  2,716,452     $         --
        Computer software and office equipment                2,927,084        3,717,310
        Warehouse equipment                                     247,061          306,273
        Automotive equipment                                    118,079          118,901
        Leasehold improvements                                   40,859          157,587
                                                           ------------     ------------
                                                              6,049,535        4,300,071
        Less accumulated depreciation and amortization        1,394,597        1,628,737
                                                           ------------     ------------

                                                              4,654,938        2,671,334

        Land                                                  1,141,173               --
                                                           ------------     ------------

                                                           $  5,796,111     $  2,671,334
                                                           ============     ============

NOTE E - GOODWILL

    At December 31, 2001 and 2000, goodwill consists of the following:

                                              2001             2000
                                          ------------     ------------
        Lightforce                        $  2,378,727     $  2,378,727
        Pure Life                              843,622          843,622
                                          ------------     ------------
                                             3,222,349        3,222,349
        Less accumulated amortization        1,127,295          949,268
                                          ------------     ------------

                                          $  2,095,054     $  2,273,081
                                          ============     ============

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE F - ACCRUED LIABILITIES

    At December 31, 2001 and 2000 accrued liabilities consist of the following:

                                                                 2001                2000
                                                              ----------          ----------
        Distributor commissions                               $1,077,774          $1,291,076
        Deferred revenue for unshipped orders                    179,763             429,172
        Sales and other taxes                                    173,378             196,472
        Interest                                                  39,826              15,797
        Other                                                    377,538             275,972
                                                              ----------          ----------

            Total                                             $1,848,279          $2,208,489
                                                              ==========          ==========


NOTE G - LINES OF CREDIT

    At December 31, 2001 and 2000 lines of credit consist of the following:

                                                                2001                2000
                                                              --------            --------
        Line of credit ($250,000 maximum)
            prime plus 1.0%                                   $200,000            $200,000
        Line of credit ($100,000 maximum)
            prime plus 3.25%                                   100,000             100,000
        Line of credit ($50,000 maximum)
            prime plus 4.0%                                     40,866              46,446
        Line of credit ($100,000)
            Prime plus 1.0%                                        602              69,161
                                                              --------            --------

            Total                                             $341,468            $415,607
                                                              ========            ========

    The prime rate was 4.75% at December 31, 2001. The lines of credit are collateralized by the Company's accounts receivable and inventories. The lines generally mature over a 12-month period.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE H - LONG-TERM OBLIGATIONS

    At December 31, 2001 and 2000 long-term obligations consist of the following:


                                                                            2001              2000
                                                                         ----------        ----------
        Mortgage note payable bearing interest at
           7.75%, payable in monthly installments of
           $25,797 through April 2019, collateralized                    $2,947,447        $       --
           by land and building
        Note payable to previous owner of the
           Company's headquarters facility bearing
           interest at 7%, payable in monthly                               284,032                --
           installments of $3,483 through March 2003
           at which time a final installment of $255,000
           is due
         Note payable to bank bearing interest at prime                     300,792           148,000
           plus .5% due in monthly installments of
           $7,474 through March 2006
         U. S. Small Business Administration note                           277,062                --
           Bearing interest at prime plus 2.75% due in
           monthly installments of approximately $4,700
           through July 2008
          Notes payable to banks bearing interest at rates                   67,333           107,001
           ranging from 4.9% to 10.4%, payable
           through 2005, collateralized by automobiles
          Note payable to bank bearing interest at 9%,                       22,490            45,123
           due in monthly installments of $2,146 through
           2002, collateralized by equipment
          Convertible notes (original amount $730,000)
           bearing interest at 10% payable quarterly,
           originally due two years from the date of
           issuance, notes are convertible into common
           stock any time prior to maturity at the option                   193,000           207,000
           of the holder based on a per share conversion
           price of $1.32
          Settlement to former marketing consultant and                     124,406           169,487
           distributor, payable $5,000 per month through
           April 2004, settlement is without interest and
           has been discounted at 10%

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE H - LONG-TERM OBLIGATIONS - Continued

        Capital Lease Obligations         786,749          599,601
        Other                             225,000           25,000
                                      -----------      -----------
                                        5,228,311        1,301,212

        Less - current maturities      (1,033,288)        (759,142)
                                      -----------      -----------
                                      $ 4,195,023      $   542,070
                                      ===========      ===========

    Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 14%.

    Long-term obligation payments payable in the next five years are as follows:

                                                             Capital
        December 31,                              Debt        leases
        ------------                           ----------    --------
            2002                               $  537,290    $580,573
            2003                                  739,328     259,098
            2004                                  251,785      57,768
            2005                                  216,743          --
            2006                                  160,820          --
            Thereafter                          2,535,596          --
                                               ----------    --------
                                                4,441,562     897,439
        Less amount representing interest              --     110,690
        Less current maturities                   537,290     495,998
                                               ----------    --------

                                               $3,904,272    $290,751
                                               ==========    ========

NOTE I - CAPITAL TRANSACTIONS

    Private Placements

    In 2001, the Company issued 20,000 shares of common stock to an individual in consideration of services rendered in connection with the acquisition of the Company's headquarters in March 2001.

    In 1999, the Company sold 53,332 shares of common stock to two distributors for $40,000. The proceeds of this stock placement were used to purchase a new product line.

    In 1998, the Company sold 255,449 shares of unregistered common stock at prices ranging from $1.35 to $1.66 per share. In addition, the Company granted warrants to purchase 216,932 shares of common stock, exercisable through October 2003 at an exercise price of $2.00 per share. Each of the warrants are outstanding at December 31, 2001. The offering raised $389,476.

    In 1997, the Company sold 1,000,000 shares of unregistered common stock through a private placement offering at a per share price of $1.25. The offering raised $947,442 in cash (net of offering costs) and included the conversion of a $250,000 note payable due the investor. In addition, the investor received a

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


    five-year warrant to purchase 1,000,000 shares of our unregistered common stock at an exercise price of $2.00 per share which remains outstanding at December 31, 2001. The investor also received a demand registration right covering the private placement and warrant shares exercisable under certain circumstances covered in the stock purchase agreement.


    Stock Options

    The Company has a stock option plan ("The 1998 Stock Option Plan"). The Plan reserves 500,000 shares under the Plan.

    As of December 31, 2001, directors, officers and key employees have been granted options to acquire 62,000 shares of common stock that vest periodically through 2004. The options have been granted at prices ranging from $.50 to $.91 per share, which were the market prices of the shares on the dates granted. The options expire at various dates through 2005.

    The Company has entered into stock option agreements outside of the Plan. As of December 31, 2001, individuals have been granted options to acquire 949,700 shares of common stock. These options, which were fully vested at December 31, 2001, were granted at prices ranging from $.50 to $2.40 per share, which were the market prices of the shares on the dates granted. These options expire at various dates through 2018.

    The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company accounts for stock based compensation following Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized. Had compensation cost for the stock based compensation been determined consistent with SFAS 123, net earnings (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:


                                                              Year Ended December 31,
                                                  --------------------------------------------
                                                      2001             2000            1999
                                                  ------------      ----------     -----------
Net earnings (loss)
    As reported                                   $ (1,189,199)     $  510,289     $   268,273
                                                  ============      ==========     ===========

    Pro forma                                     $ (1,211,992)     $  453,042     $  (345,197)
                                                  ============      ==========     ===========

Earnings (loss) per share - basic and diluted
    As reported                                   $      (0.09)     $     0.04     $      0.02
                                                  ============      ==========     ===========

    Pro forma                                     $      (0.09)     $     0.03     $     (0.03)
                                                  ============      ==========     ===========

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999



    NOTE I - CAPITAL TRANSACTIONS - Continued

    The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 145 percent for 2000 and 153 percent for 1999; average risk-free interest rate of 5.19 percent for 2000 and 5.06 percent for 1999; average expected life of 4.5 years for 2000 and 3.13 years for 1999; no dividend yield. The weighted-average fair value of options granted was $.78 and $.89 in 2000 and 1999, respectively.

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

    Changes in our stock options are as follows:

                                                                                                        Weighted-
                                                                                                        average
                                                        Shares             Exercise price            exercise price
                                                      ----------           --------------            --------------
        Outstanding at January 1, 1999                 1,430,400            $0.73 - $2.40               $1.11
            Granted                                      207,720             0.77 -  1.54                1.13
            Exercised                                         --                       --                  --
            Canceled or expired                         (525,000)            1.06 -  1.33                1.18
                                                      ----------

        Outstanding at December 31, 1999               1,113,120             0.73 -  2.40                1.08
            Granted                                      172,000             0.50 -  1.06                0.93
            Exercised                                         --                       --                  --
            Canceled or expired                         (122,600)            0.73 -  2.00                1.19
                                                      ----------

        Outstanding at December 31, 2000               1,162,520             0.50 -  2.40                1.04
            Granted                                           --                       --                  --
            Exercised                                         --                       --                  --
            Canceled or expired                         (150,820)            0.77 -  1.54                1.16
                                                      ----------

        Outstanding at December 31, 2001               1,011,700             0.50 -  2.40                0.97
                                                      ==========

        Exercisable at December 31, 2001                 970,200
                                                      ==========

        Exercisable at December 31, 2000               1,051,770
                                                      ==========

        Exercisable at December 31, 1999               1,000,620
                                                      ==========

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE I - CAPITAL TRANSACTIONS - Continued

    Stock options outstanding and exercisable at December 31, 2001 are summarized as follows:

                                                         Weighted-
                                                          average            Weighted-                         Weighted-
                    Range of           Number            remaining            average        Number            average
                 exercise price     outstanding       contractual life    exercise price   exercisable      exercise price
                 --------------     -----------       ----------------    --------------   -----------      --------------
                  $0.50 - $0.78        152,000            6.0 years           $0.59           120,500            $0.55
                          0.812        300,000           16.8 years            0.81           300,000             0.81
                   0.88 -  0.99        132,480            1.8 years            0.92           122,480             0.92
                  1.062 -  1.22        208,600             .8 years            1.08           208,600             1.08
                  1.24  -  2.40        218,620            1.4 years            1.39           218,620             1.39
                                     ---------                                                -------

                                     1,011,700                                                970,200
                                     =========                                                =======

NOTE J - INCOME TAXES

    The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% follows:

                                                                       Year Ended December 31,
                                                             -----------------------------------------
                                                                2001            2000           1999
                                                             ----------      ----------     ----------
Federal income tax expense (benefit) at statutory rate       $ (445,880)     $  278,862     $   84,686

State income taxes, net of federal benefit                      (42,156)         24,605             --
Non-deductible expenses and other                              (141,076)         59,725        146,285
Depreciation and amortization                                        --              --       (103,837)
Reserve for NOL carryforwards                                        --              --        (65,326)
Change in valuation allowance                                   481,886              --             --
Effect of foreign operations, net of foreign tax credits         25,014          17,486         55,571
                                                             ----------      ----------     ----------


Income tax expense (benefit)                                 $ (122,212)     $  380,678     $  117,379
                                                             ==========      ==========     ==========

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE J - INCOME TAXES - Continued

    Deferred tax assets and liabilities at December 31, 2001 and 2000 are comprised of the following:

                                                           December 31,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      ------------
Deferred tax assets
    Accrued liabilities                           $     46,031      $     84,336
    Accounts receivable and other assets               139,499            11,059
    Deferred revenue                                     6,683            11,974
    Net operating loss carryforward                    838,305            42,081
    Other                                                5,006            22,803
                                                  ------------      ------------
                                                     1,035,524           172,253
    Valuation allowance                               (481,886)               --
                                                  ------------      ------------
         Net deferred tax assets                       553,638                --
                                                  ------------      ------------

Deferred tax liabilities
    Property and equipment                            (475,051)         (273,825)
    Goodwill                                           (73,803)          (62,160)
                                                  ------------      ------------
          Deferred tax liabilities                    (548,854)         (335,985)
                                                  ------------      ------------

Net deferred tax assets (liabilities)             $      4,784      $   (163,732)
                                                  ============      ============

    The Company has net operating loss carryforwards of approximately $2,266,000 that expire from 2016 to 2021.

    Income tax expense (benefit) for continuing operations consists of the following:

                                                                   Year Ended December 31,
                                                         ------------------------------------------
                                                            2001            2000            1999
                                                         ----------      ----------      ----------
Current
    Federal                                              $  (11,000)     $   11,000      $    2,000
    Foreign                                                  57,304          34,224          55,571
Deferred
    Federal                                                (171,735)        347,581          59,808
    Foreign                                                   3,219         (12,127)             --
                                                         ----------      ----------      ----------

Income tax expense (benefit) - continuing operations     $ (122,212)     $  380,678      $  117,379
                                                         ==========      ==========      ==========

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE K - COMMITMENTS AND CONTINGENCIES

    Leases

    The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2005. Rental expense under non-cancelable operating leases totaled $577,000, $856,000 and $719,000 in 2001, 2000 and 1999, respectively. Future minimum payments under non-cancelable operating leases are as follows:

        December 31,
        ------------
            2002                                  $   420,474
            2003                                      314,877
            2004                                      198,748
            2005                                       82,547
            2006                                           --
                                                  -----------
                                                  $ 1,016,646
                                                  ===========

    Employee Benefit Plan

    The Company's employees can participate in an employee benefit plan under
    Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than two months. The Company does not make matching contributions.

    Lightforce Acquisition

    In connection with the acquisition of Lightforce, Inc. in 1996, the seller received a lifetime 5% commission on all sales of Lightforce products. This commission amounted to $106,821, $117,238 and $151,799 in 2001, 2000 and
    1999, respectively.


    Contingencies

    The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE L - DISCONTINUED OPERATIONS

    In 1998, the Company discontinued the operations of Great Xpectations Marketing, Inc. (GXI). GXI has remaining liabilities amounting to $100,000 at December 31, 2001 and 2000. Earnings resulting from settlement of liabilities during 2000 and 1999 at less than recorded amounts are shown as earnings from discontinued operations, net of income taxes in the accompanying statements of operations.

NOTE M - NON-CASH INVESTING AND FINANCING ACTIVITIES

    The Company had the following non-cash investing and financing activities:

                                                     2001           2000           1999
                                                  ----------     ----------     ----------
Conversion of debt into common stock              $       --     $       --     $    1,000

Issuance of common stock for services                 20,000             --             --

Fixed assets purchases by capital leases             575,256        376,168        215,206


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

    Operating information related to MPM Medical, Inc. is included as part of domestic operations. The Company will consider the significance of future operations as part of the overall evaluation of the segments in which the Company operates.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE N - SEGMENT INFORMATION - Continued

      Financial information summarized by geographic segment for the years ended December 31, 2001, 2000 and 1999 is listed below (in thousands):


                                               Earnings
                                 Sales to    (loss) before
                                 external        income       Long-lived       Total
                                 customers       taxes          assets         assets
                                 ---------     ---------      ----------     ---------
Year ended December 31, 2001
    Domestic                     $  25,885     $  (1,465)     $    8,062     $  10,938
    Canada                           5,781           104             474         1,290
    All others                       2,951            50              --            --
                                 ---------     ---------      ----------     ---------

        Totals                   $  34,617     $  (1,311)     $    8,536     $  12,228
                                 =========     =========      ==========     =========

Year ended December 31, 2000
    Domestic                     $  30,362     $     659      $    5,356     $   8,938
    Canada                           7,384            14             580         1,807
    All others                       2,247           147              --            --
                                 ---------     ---------      ----------     ---------

        Totals                   $  39,993     $     820      $    5,936     $  10,745
                                 =========     =========      ==========     =========

Year ended December 31, 1999
    Domestic                     $  28,666     $      94      $    4,371     $   7,466
    Canada                           5,564            71             650         1,534
    All others                       1,451            83              --            --
                                 ---------     ---------      ----------     ---------

        Totals                   $  35,681     $     248      $    5,021     $   9,000
                                 =========     =========      ==========     =========

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE O - EARNINGS (LOSS) PER SHARE

                                                                 Year Ended December 31,
                                                     -----------------------------------------------
                                                         2001              2000             1999
                                                     ------------      ------------     ------------
Earnings (loss) from continuing operations           $ (1,189,199)     $    439,503     $    130,697

Basic EPS

Weighted average common shares outstanding
    during period - basic and diluted                  13,932,961        13,916,294       13,893,883

Earnings (loss) per common share from continuing
    operations - basic and diluted                   $      (0.09)     $       0.03     $       0.01
                                                     ============      ============     ============

      The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for 2001, 2000 and 1999 and accordingly have been excluded from the computation.

      For 2001, 2000 and 1999 all stock options and warrants outstanding in the respective periods were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.



NOTE P - FOURTH QUARTER ADJUSTMENTS

      The Company recorded significant adjustments totaling $933,000 during the fourth quarter of 2001. Following are descriptions of these adjustments.

      BizAdigm - The Company is presently evaluating the long term viability of the business conducted by BizAdigm due to low sales volumes generated during the last half of 2001. Based on BizAdigm's 2001 operating results, the Company concluded that it may not be able to realize its investment in the assets of BizAdigm through future operations. As a result, the Company wrote off its investment in the assets of BizAdigm in the amount of $490,000.

      Web Site Software - In December 2000, the Company entered into a contract with a software development company to design, program, maintain and host a new web site for the Company. The Company wrote off its investment of $253,000 when the software development company became insolvent. Subsequently, the Company contracted with another software developer to design and program its new web site.

      Japan assets - In June 2001, the Company entered into an agreement to reacquire the license it had previously granted to a third party to market its products in Japan. As part of this agreement, the Company acquired assets, mainly computer software, used in the Japan operations. In connection with a restructuring of operations in Japan in December 2001, the Company determined that it no longer had use for certain of these assets resulting in a write off of $160,000.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

                        December 31, 2001, 2000 and 1999


NOTE P - FOURTH QUARTER ADJUSTMENTS - Continued


      Other Assets - In December 2001, the Company identified certain ineffective marketing programs that it decided to eliminate or change. In connection with this effort, the Company wrote off inventories and other assets associated with these programs in the amount of $277,000.

      Insurance Recovery - On July 1, 2001, the Company's U. S. headquarters facility was damaged when a portion of the warehouse roof collapsed during a heavy rainstorm. This loss was fully insured. In December 2001 the amount of damages was determined by the insurance company and the Company recorded the proceeds of $247,000 related to its claim for lost profits and property damage.


NOTE Q - RELATED PARTY TRANSACTIONS

      The Company has been granted a license to sell certain products by a company controlled by a former director. This director was appointed in June 2000 and resigned in March 2002. During 2001 and 2000, the Company paid $2,500,000 and $3,800,000, respectively, to the former director's company for products purchased under the license agreement.

      The President of the Company has guaranteed the mortgage note relating to the acquisition of the corporate headquarters facility and the debt assumed in connection with the acquisition of MPM Medical amounting to $2,947,447 and $277,062 at December 31, 2001 respectively.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 3.1       Articles of Incorporation(1)

 3.2       By-Laws(1)

 4.1       Specimen copy of Certificate for Common Stock(1)

 4.2       Specimen copy of 10% Convertible Notes issued in 1997(2)

 4.3       The 1998 Stock Option Plan for our Directors, Employees and
           Consultants(2)

10.1 Exclusive License Agreement with Flanagan Technologies for its Microclusters(2)

10.2       Form of Member Agreement and Policies with Distributors(2)

10.3       Form of Indemnification Agreement(1)

10.4       Real Estate Purchase Agreement(3)

10.5       Employment Agreement with Richard Howard(4)

16.1       Letter regarding change in accountant(5)

21.1       List of company subsidiaries*

----------
* Filed herewith

(1) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000

(2) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999

(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000

(4) Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2001.

(5) Incorporated by reference to the Current Report on Form 8-K/A filed January 10, 2001