Form 10-Q
period 2002-03-31
ROYAL BODYCARE INC/NV
filed 2002-05-15
CIK 830052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                  X   YES         NO
                                -----        ----



Shares of common stock, par value $0.001, outstanding at May 1, 2002:


                                   13,936,294

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                    Page Number

         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of March 31, 2002 (unaudited)
                           and December 31, 2001                                        3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended
                           March 31, 2002 and 2001 (unaudited)                          4

                           Condensed Consolidated Statements of
                           Cash Flows for the quarters ended
                           March 31, 2002 and 2001 (unaudited)                          5

                           Notes to Condensed Consolidated Financial
                           Statements                                                   6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                  13

         Item 3.           Quantitative and Qualitative Disclosure about
                           Market Risk                                                 18

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                           19

         Item 2.           Changes in Securities                                       19

         Item 3.           Defaults Upon Senior Securities                             19

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                                     19

         Item 5.           Other Information                                           19

         Item 6.           Exhibits and Reports on Form 8-K                            19

ITEM 1.   FINANCIAL STATEMENTS

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)

                                                                           MARCH 31,          DECEMBER 31,
                                                                              2002                2001
                                                                         ------------         ------------

ASSETS
Current assets:
    Cash and cash equivalents                                            $    361,967         $    239,307
    Interest bearing deposit                                                  125,000              125,000
    Accounts receivable                                                       430,158              699,157
    Inventories                                                             2,608,830            2,422,579
    Deferred income tax assets                                                  4,391                4,784
    Prepaid expenses and other                                                262,525              200,787
                                                                         ------------         ------------
        Total current assets                                                3,792,871            3,691,614

Property & equipment, net                                                   5,740,293            5,796,111

Goodwill, net                                                               2,094,796            2,095,054

Other assets                                                                  643,213              644,864
                                                                         ------------         ------------
                                                                         $ 12,271,173         $ 12,227,643
                                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                              $    893,605         $  1,058,225
    Accrued liabilities                                                     2,240,284            1,906,148
    Current maturities of long-term debt                                      931,476            1,033,288
    Lines of credit                                                           471,018              341,468
    Net liabilities of discontinued operations                                100,000              100,000
                                                                         ------------         ------------
        Total current liabilities                                           4,636,383            4,439,129

Long term debt, less current maturities                                     4,060,309            4,195,023

Shareholders' equity:
    Common stock, $0.001 par value; 50,000,000
        shares authorized; 13,936,294 shares issued
        and outstanding at March 31, 2002 and
        December 31, 2001, respectively                                        13,936               13,936
    Additional paid-in capital                                             12,179,098           12,179,098
    Accumulated deficit                                                    (8,482,977)          (8,464,317)
    Accumulated other comprehensive loss                                     (135,576)            (135,226)
                                                                         ------------         ------------
                                                                            3,574,481            3,593,491
                                                                         ------------         ------------
                                                                         $ 12,271,173         $ 12,227,643
                                                                         ============         ============


See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                                For the Quarter Ended March 31,
                                                               ---------------------------------
                                                                   2002                 2001
                                                               ------------         ------------

Sales                                                          $  7,307,363         $  9,239,785

Cost of goods sold                                                2,246,451            2,834,810
                                                               ------------         ------------
    Gross margin                                                  5,060,912            6,404,975

Operating expenses
    Distributor commissions                                       2,569,862            3,440,751
    Selling, general and administrative                           2,509,710            3,126,045
                                                               ------------         ------------
        Total operating expenses                                  5,079,572            6,566,796
                                                               ------------         ------------
Loss before income taxes                                            (18,660)            (161,821)

    Benefit for income taxes                                             --              (60,000)
                                                               ------------         ------------
Net loss                                                       $    (18,660)        $   (101,821)
                                                               ============         ============



Loss per share - basic and diluted:

    Net loss per share - basic and diluted                     $       0.00         $      (0.01)
                                                               ============         ============

    Weighted average common shares outstanding -
        basic and diluted                                        13,936,294           13,922,961
                                                               ============         ============


See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)


                                                                    For the Quarter Ended March 31,
                                                                    -------------------------------
                                                                        2002               2001
                                                                    -----------         -----------

Cash flows from operating activities:
    Net loss                                                        $   (18,660)        $  (101,821)
    Adjustment for non-cash items:
      Depreciation and amortization                                     153,734             192,142
      Deferred income taxes                                                  --             (60,000)
    Change in operating assets and liabilities
      Accounts receivable                                               173,229             207,553
      Inventories                                                      (186,556)            (47,851)
      Prepaid expenses and other                                        (24,654)           (301,885)
      Other assets                                                       (8,951)            142,304
      Accounts payable and accrued liabilities                          228,619             305,673
                                                                    -----------         -----------
Net cash provided by operating activities                               316,761             336,115
                                                                    -----------         -----------

Cash flows from investing activities:
    Purchase of property and equipment                                  (87,473)         (3,968,757)
                                                                    -----------         -----------
Net cash used for investing activities                                  (87,473)         (3,968,757)
                                                                    -----------         -----------

Cash flows from financing activities:
    Net proceeds from (payments of) lines of credit                     129,548             (16,121)
    Proceeds from long term debt                                             --           3,602,000
    Payments of long term debt                                         (236,526)           (100,243)
                                                                    -----------         -----------
Net cash provided (used) by financing activities                       (106,978)          3,485,636
                                                                    -----------         -----------

Effect of exchange rate changes on cash flows                               350              23,577
                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents                    122,660            (123,429)

Cash and cash equivalents, beginning of period                          239,307             230,460
                                                                    -----------         -----------
Cash and cash equivalents, end of period                            $   361,967         $   107,031
                                                                    ===========         ===========


See notes to condensed consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. ("RBC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. Nevertheless, it is suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 2001 was derived from the Company's audited financial statements included in the Company's Form 10-K for the year ended December 31, 2001. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE B -- NATURE OF OPERATIONS AND ORGANIZATION:

RBC is engaged in the marketing of nutritional supplements and personal care products in the United States and Canada. The Company's products are marketed through a network marketing system in which distributors, who are independent contractors, purchase products for resale to retail customers or for personal use.

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

In December 2000, RBC created a new subsidiary called BizAdigm, Inc. ("BizAdigm"). BizAdigm offers internet products including web sites, on-line training courses in over 170 different topics, and mini CD's used for presenting promotional information. The BizAdigm products are marketed through a network of independent distributors similar in approach to the marketing of RBC's nutritional and personal care products. RBC is currently evaluating the long-term viability of the BizAdigm business.

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

NOTE C -- INVENTORIES:

Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                                             March 31, 2002   December 31, 2001
                                                             --------------   -----------------

Raw materials and bulk products                                $   812,057        $   814,009
Packaging Materials                                                367,398            321,044
Finished goods                                                   1,429,375          1,287,526
                                                               -----------        -----------
                                                               $ 2,608,830        $ 2,422,579
                                                               ===========        ===========


NOTE D -- PROPERTY AND EQUIPMENT:

Property and equipment at March 31, 2002 and December 31, 2001 consists of the following:

                                                   March 31, 2002    December 31, 2001
                                                   --------------    -----------------

Building and improvements                            $ 2,717,754        $ 2,716,452
Computer software and
     office equipment                                  2,998,414          2,927,084
Warehouse equipment                                      261,515            247,061
Automotive equipment                                     118,069            118,079
Leasehold improvements                                    40,826             40,859
                                                     -----------        -----------
                                                       6,136,578          6,049,535
Less -- accumulated depreciation                       1,537,458          1,394,597
                                                     -----------        -----------
                                                       4,599,120          4,654,938
Land                                                   1,141,173          1,141,173
                                                     -----------        -----------
                                                     $ 5,740,293        $ 5,796,111
                                                     ===========        ===========

NOTE E - ACCRUED LIABILITIES:

Accrued liabilities at March 31, 2002 and December 31, 2001 consist of the following:

                                                                       March 31, 2002   December 31, 2001
                                                                       --------------   -----------------

Distributor commissions                                                  $ 1,151,406        $ 1,077,774
Deferred revenue                                                             494,540            237,632
Sales and other taxes                                                        116,645            173,378
Interest                                                                      37,900             39,826
Other                                                                        439,793            377,538
                                                                         -----------        -----------
                                                                         $ 2,240,284        $ 1,906,148
                                                                         ===========        ===========

NOTE F -- LONG TERM OBLIGATIONS:

At March 31, 2002 and December 31, 2001 long-term obligations consist of the following:

                                                                   March 31, 2002            December 31, 2001
                                                                   --------------            -----------------

Mortgage note payable bearing interest at
     7.75%, payable in monthly installments of
     $25,797 through April 2019, collateralized
     by land and building                                            $ 2,927,031                 $ 2,947,447
Note payable to previous owner of the
     Company's headquarters facility bearing
     interest at 7%, payable in monthly
     installments of $3,483 through March 2003
     at which time a final installment of $255,000
     is due                                                              278,521                     284,032
Note payable to bank bearing interest at prime
     plus .5% (5.25% at March 31, 2002) due in
     monthly installments of $7,474 through
     March 2006                                                          282,273                     300,792
U. S. Small Business Administration note
     bearing interest at prime plus 2.75% (7.5%
     at March 31, 2002) due in monthly
     installments of approximately $4,700
     through July 2008                                                   269,046                     277,062
Notes payable to banks bearing interest at rates
     ranging from 4.9% to 10.4%, payable
     through 2005, collateralized by automobiles                          59,152                      67,333
Note payable to bank bearing interest at 9%,
     due in monthly payments of $2,146 through
     2002, collateralized by equipment                                    16,499                      22,490

Convertible notes (original amount $730,000)
     bearing interest at 10% payable quarterly,
     originally due two years from the date of
     issuance, notes are convertible into common
     stock any time prior to maturity at the option of
     the holder based on a per share conversion
     price of $1.32                                                      168,000                     193,000
Settlement to former marketing consultant and
     distributor, payable $5,000 per month
     through April 2004, settlement is without
     interest and has been discounted at 10%                             112,417                     124,406

Capital lease obligations                                                653,846                     786,749
Other                                                                    225,000                     225,000
                                                                     -----------                 -----------
                                                                       4,991,785                   5,228,311
Less -- current maturities                                               931,476                   1,033,288
                                                                     -----------                 -----------

                                                                     $ 4,060,309                 $ 4,195,023
                                                                     ===========                 ===========

Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 14%.

NOTE G -- SEGMENT INFORMATION:

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

Financial information summarized by geographical segment for the quarters ended March 31, 2002 and 2001 is listed below (in thousands):

                                                                   Earnings
                                                                    (loss)
                                                    Sales to        before
                                                    external        income        Long-lived       Total
                                                    customers        taxes          assets         Assets
                                                     -------       --------         ------         ------

Quarter ended March 31, 2002
     Domestic                                        $ 5,467        $  (113)        $ 7,999        $ 10,872
     Canada                                            1,073             71             479           1,399
     All others                                          767             23              --              --
                                                     -------        -------         -------        --------

Totals                                               $ 7,307        $   (19)        $ 8,478        $ 12,271
                                                     =======        =======         =======        ========

Quarter ended March 31, 2001
     Domestic                                        $ 7,029        $  (300)        $ 9,031        $ 12,771
     Canada                                            1,637            148             534           1,625
     All others                                          574            (10)             --              --
                                                     -------        -------         -------        --------

Totals                                               $ 9,240        $  (162)        $ 9,565        $ 14,396
                                                     =======        =======         =======        ========

NOTE H -- EARNINGS PER SHARE:

                                                                    Quarter ended March 31,
                                                               --------------------------------
                                                                   2002               2001
                                                               ------------        ------------

Net loss                                                       $    (18,660)       $   (101,821)
                                                               ============        ============

Weighted average common shares outstanding
     during period - basic and diluted                           13,936,294          13,922,961
                                                               ============        ============

Loss per share - basic and diluted:
Net loss per common share                                      $       0.00        $      (0.01)
                                                               ============        ============

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters ended March 31, 2002 and 2001, and accordingly have been excluded from the computation.

All stock options and warrants outstanding in the respective periods were excluded from the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.

NOTE I -- COMPREHENSIVE LOSS:

Comprehensive loss is net loss plus other comprehensive loss, which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive loss:

                                                                 Quarter ended March 31,
                                                               ---------------------------
                                                                  2002              2001
                                                               ---------         ---------

Net loss                                                       $ (18,660)        $(101,821)

Other comprehensive loss:
     Foreign currency translation adjustment                        (350)          (32,309)
                                                               ---------         ---------

     Comprehensive loss                                        $ (19,010)        $(134,130)
                                                               =========         =========


NOTE J -- INTANGIBLES:

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, annual goodwill amortization of approximately $156,000 will no longer be recognized. The Company completed a transitional impairment test of all intangible assets by March 31, 2002, and will complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. No impairment losses were recognized in the quarter ended March 31, 2002 resulting from the transitional testing.

Intangible assets consist of the following:

                                                                  March 31, 2002                     December 31, 2001
                                                         -------------------------------       --------------------------------
                                                            Gross                                 Gross
                                                          carrying           Accumulated         carrying           Accumulated
                                                            value           amortization           value           amortization
                                                         -----------        ------------        -----------        ------------

Amortizable intangible assets
         Distribution contracts                         $    277,369        $    (22,115)      $    277,369        $    (13,877)
         Copywrites, trademarks and
          other registrations                                 99,100              (3,303)            99,100              (1,982)
         Other                                                47,600              (3,045)            47,600              (2,002)
                                                        ------------        ------------       ------------        ------------
Total amortizable intangible assets                     $    424,069        $    (28,463)      $    424,069        $    (17,861)
                                                        ============        ============       ============        ============

Intangible assets not subject to
     amortization
         Goodwill                                       $  3,222,349        $ (1,127,295)      $  3,222,349        $ (1,127,295)
                                                        ============        ============       ============        ============

Amortization expense related to intangible assets totaled $10,602 and $0 during the three months ended March 31, 2002 and 2001. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2002 is as follows:

        Remainder of 2002                              $  31,805
        2003                                              42,407
        2004                                              42,407
        2005                                              42,407
        2006                                              42,407
        Thereafter                                       194,173
                                                       ---------
        Total                                          $ 395,606
                                                       =========

Net loss and net loss per share for the quarter ended March 31, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                                                    Quarter ended March 31,
                                                                                 -----------------------------
                                                                                    2002               2001
                                                                                 ----------         ----------

Net loss
         Reported net loss                                                       $  (18,660)        $ (101,821)
         Goodwill amortization, net of income tax                                        --             24,500
                                                                                 ----------         ----------
         Adjusted net loss                                                       $  (18,660)        $  (77,321)
                                                                                 ==========         ==========

Loss per share -- basic and diluted
         Reported net loss per share                                             $     0.00         $    (0.01)
         Goodwill amortization, net of income tax                                        --               0.00
                                                                                 ----------         ----------
         Adjusted net loss per share                                             $     0.00         $    (0.01)
                                                                                 ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including this Item 2, contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Safe Harbor Acts"). The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protections provided by the Safe Harbor Acts.

Statements regarding the future financial positions, business strategy, budgets, project cost, and plans and objectives for future operations are forward-looking statements. Forward-looking statements generally can be identified by the use of anticipatory or forward-looking terminology, including but not limited to, "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in such forward-looking statements will prove to be correct. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors or events that could cause or contribute to such differences include, but are not limited to:

o        general economic conditions

o        general market acceptance of our products and distribution methods

o        introduction of competitive products

o        pricing of competitive products

o legislative and regulatory actions effecting the market of our products and distribution methods

o reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

o the Company's ability to obtain future financing to fund internal growth and the Company's future capital requirements

o reduction in demand for our products or the rate at which new distributors are recruited to join us

o the discontinuance or reduction of the production of Flanagan Microclusters(R) and Silica Hydride, essential ingredients in certain of our products and which are produced at a single manufacturing facility

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 Compared with the Quarter Ended March 31, 2001

Our sales for the quarter ended March 31, 2002 were $7,307,000 compared with sales for same quarter of the prior year of $9,240,000, a decrease of $1,933,000 or 21%. The decline in first quarter sales resulted mainly from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $1,631,000 and $563,000, respectively. Recognized sales related to our BizAdigm(TM) Internet products also declined $203,000. Declines in these markets were partially offset by a sales increase in our international licensee markets, principally Russia, of $193,000 and sales related to MPM Medical products of $271,000.

While sales outside of North America have continued to grow, North American sales have not. We introduced enhancements to our marketing program in the second quarter of 2001 that we believed would stimulate increased sales and recruiting activities among our North American independent distributors. However, during the third quarter, there were events that offset the effectiveness of these new programs. On July 1, 2001, our U. S. headquarters facility was damaged when a portion of the warehouse roof collapsed during a heavy rainstorm. We set up remote offices within 24 hours of the collapse, which allowed us to continue to accept distributor orders with only a slight service disruption. However, because we were unable to resume shipping activities until July 10 and clear the backlog of shipments until July 17, July sales were significantly affected. Our sales and recruiting activity improved in August 2001, but declined again in September. We attribute this decline to the terrorist attacks on September 11.

Another factor affecting our sales in the first quarter of 2002 was Flanagan Technologies' decision during the latter half of 2001 to begin supplying its products to us on a non-exclusive basis. In December 2001, Flanagan Technologies began marketing a product competitive with our leading product, Microhydrin(R), on its website and, on a limited basis, through certain health food stores. To improve our competitive position, we developed a new product that is a proprietary, broad-based blend of antioxidants, including Microhydrin(R). This new product, Microhydrin Plus(TM), was introduced in the latter half of April 2002. Although no assurance can be given, we believe that the introduction of this new product, along with our present marketing strategies and programs, will allow us to retain our distributor base and reverse the declining sales trend experienced during the later part of 2001 and the first quarter of 2002.

Our cost of goods sold for the quarter ended March 31, 2002 was $2,246,000 compared with cost of goods sold in the same quarter of the prior year of $2,835,000, a decrease of $589,000 or 21%. As a percentage of sales, cost of goods sold was 31% in the first quarter of 2002 and 2001.

Our distributor commissions for the quarter ended March 31, 2002 were $2,570,000 compared with distributor commissions in the same quarter of 2001 of $3,441,000, a decrease of $871,000 or 25%. As a percentage of sales, distributor commissions in the first quarter of 2002 were 35% compared with 37% in the same period of 2001. This percentage decline was mainly related to the increase in sales to our international licensees and sales of MPM Medical products because we do not pay distributor commissions on sales of these products.

Our general and administrative expenses for the quarter ended March 31, 2002, were $2,510,000 compared with such expenses in the same quarter of 2001 of $3,126,000, a decrease of $616,000 or 20%. This decrease was mainly related to management's efforts to reduce operating expenses in light of the decline in sales. As percentage of sales, general and administrative expenses were 34% in the first quarter of 2002 and 2001.

In the quarter ended March 31, 2001, we recorded goodwill amortization expense of $39,000. As described in Note J to the financial statements, we recorded no goodwill amortization expense in the quarter ended March 31, 2002.

Our net loss for the quarter ended March 31, 2002 was $19,000, or $.00 per share, compared with a net loss in the comparable quarter of the prior year of $102,000 or $.01 per share, an improvement of $83,000. This improvement resulted from the factors described above.

Other than those described above, there have been no economic events or changes that have affected our sales or operating results and we are not aware of any economic trends or uncertainties that would have a material impact on our future sales or operating results. We believe that we have purchased our products at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to our distributors. In addition, we do not believe at this time that inflation will have a material impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2002, we had a net increase in cash of $123,000. This increase in cash resulted from net cash provided by operating activities of $317,000. Net cash provided by operating activities was partially offset by the net cash used to purchase property and equipment of $87,000 and net cash used by financing activities of $107,000. Net cash used by financing activities was mainly related to the repayment of long-term debt.

Our working capital declined during the first quarter of 2002 as a result of the decline in sales and the net loss incurred during the period. As previously described, we believe that the introduction of our new product, Microhydrin Plus(TM), along with our present marketing strategies and programs, will allow us to retain our distributor base and reverse the declining sales trend we experienced during the later part of 2001 and the first quarter of 2002. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in our sales. In addition, as part of our overall effort to return to profitability we have implemented cost-cutting measures that we believe will significantly reduce our operating expenses.

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

CRITICAL ESTIMATES, UNCERTAINTIES, OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different that the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Based on the assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of our company.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Intangible Assets, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives acquired after June 30, 2001 were not amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization. SFAS 142 requires an impairment test be conducted annually and a transitional impairment test be conducted by June 30, 2002. As a result of implementation of SFAS 142, no goodwill amortization is recorded for the three months ended March 31, 2002. On a comparative basis for the quarter ended March 31, 2001, our loss before income taxes would have been approximately $39,000 lower if goodwill had not been amortized.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on the Company's financial position, results of operations, or cash flows.

CONTRACTUAL CASH COMMITMENTS

The table below summarizes minimum cash obligations outstanding as of March 31, 2002:

                                                                               Payments due
                                                      ---------------------------------------------------------------
  Contractual Cash                                    Remainder
     Obligations                       Total           of 2002              2003          2004        2005 and Beyond
     -----------                       -----           -------              ----          ----        ---------------

Long-term debt                     $ 4,992,000        $ 982,000          $ 539,000     $ 332,000        $ 3,139,000
  (including current portion)
Lines of credit                        471,000          471,000                 --            --                 --
Operating leases                       902,000          313,000            312,000       196,000             81,000

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 16% of net sales during the first quarter of 2002 and 17% of 2001 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $58,000 at March 31, 2002, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $5,800.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At March 31, 2002, we had $1,022,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at March 31, 2002, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $6,600.

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


                                Royal BodyCare, Inc.
                                --------------------
                                Registrant



                                By:    /s/ Clinton H. Howard
                                    -----------------------------------
                                Its: President





DATE:      May 14, 2002
           Irving, Texas