Form 10-Q
period 2002-06-30
ROYAL BODYCARE INC/NV
filed 2002-08-14
CIK 830052

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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


Shares of common stock, par value $0.001, outstanding at August 1, 2002:


                                   13,936,294

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                    Page Number
         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of June 30, 2002 (unaudited)
                           and December 31, 2001                                        3

                           Condensed Consolidated Statements of
                           Operations for the quarters ended
                           June 30, 2002 and 2001 (unaudited)                           4

                           Condensed Consolidated Statements of
                           Operations for the six months ended
                           June 30, 2002 and 2001                                       5

                           Condensed Consolidated Statements of
                           Cash Flows for the six months ended
                           June 30, 2002 and 2001 (unaudited)                           6

                           Notes to Condensed Consolidated Financial
                           Statements                                                   7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                  16

         Item 3.           Quantitative and Qualitative Disclosure about
                           Market Risk                                                 24

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                           25

         Item 2.           Changes in Securities                                       25

         Item 3.           Defaults Upon Senior Securities                             25

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                                     25

         Item 5.           Other Information                                           26

         Item 6.           Exhibits and Reports on Form 8-K                            26

ITEM 1.   FINANCIAL STATEMENTS

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)

                                                             JUNE 30,      DECEMBER 31,
                                                               2002            2001
                                                           ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                              $    211,224    $    239,307
    Interest bearing deposit                                    125,000         125,000
    Accounts receivable                                         262,427         699,157
    Inventories                                               2,562,158       2,422,579
    Deferred income tax assets                                    4,617           4,784
    Prepaid expenses and other                                  209,653         160,980
    Assets of discontinued operations                                --          39,807
                                                           ------------    ------------
        Total current assets                                  3,375,079       3,691,614

Property & equipment, net                                     5,651,789       5,796,111

Goodwill, net                                                 2,095,054       2,095,054

Other assets                                                    639,195         644,864
                                                           ------------    ------------
                                                           $ 11,761,117    $ 12,227,643
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                $  1,286,654    $  1,043,775
    Accrued liabilities                                       1,718,789       1,804,538
    Current maturities of long-term debt                        730,837         923,083
    Lines of credit                                             492,833         341,468
    Liabilities of discontinued operations                      265,785         326,265
                                                           ------------    ------------
        Total current liabilities                             4,494,898       4,439,129

Long term debt, less current maturities                       3,669,201       3,903,840
Long term liabilities of discontinued operations                236,154         291,183

Shareholders' equity:
    Common stock, $0.001 par value; 50,000,000
        shares authorized; 13,936,294 shares issued
        and outstanding at June 30, 2002 and
        December 31, 2001, respectively                          13,936          13,936
    Additional paid-in capital                               12,179,098      12,179,098
    Accumulated deficit                                      (8,718,955)     (8,464,317)
    Accumulated other comprehensive loss                       (113,215)       (135,226)
                                                           ------------    ------------
                                                              3,360,864       3,593,491
                                                           ------------    ------------
                                                           $ 11,761,117    $ 12,227,643
                                                           ============    ============

See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                                  For the Quarter Ended June 30,
                                                                 ---------------------------------
                                                                     2002                 2001
                                                                 ------------         ------------
Sales                                                            $  7,238,686         $  9,085,576

Cost of goods sold                                                  2,515,484            2,857,302
                                                                 ------------         ------------
    Gross margin                                                    4,723,202            6,228,274

Operating expenses
    Distributor commissions                                         2,336,587            3,314,246
    Selling, general and administrative                             2,604,502            2,880,143
                                                                 ------------         ------------
        Total operating expenses                                    4,941,089            6,194,389
                                                                 ------------         ------------
Earnings (loss) before income taxes                                  (217,887)              33,885

    Provision for income taxes                                             --               13,000
                                                                 ------------         ------------
Earnings (loss) from continuing operations                           (217,887)              20,885

Loss from discontinued operations, net of tax benefit
    of $71,000 in 2001                                                (18,091)            (119,363)
                                                                 ------------         ------------
Net loss                                                         $   (235,978)        $    (98,478)
                                                                 ============         ============

Earnings (loss) per share - basic and diluted:

    Earnings (loss) from continuing operations per share$               (0.02)        $       0.00
    Loss from discontinued operations per share                         (0.00)               (0.01)
                                                                 ------------         ------------
    Net loss per share - basic and diluted                       $      (0.02)        $      (0.01)
                                                                 ============         ============

    Weighted average common shares outstanding -
        basic and diluted                                          13,936,294           13,936,294
                                                                 ============         ============


See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED)


                                                              For the Six Months Ended June 30,
                                                             -----------------------------------
                                                                 2002                   2001
                                                             ------------           ------------
Sales                                                        $ 14,501,302           $ 18,078,091

Cost of goods sold                                              4,752,699              5,589,472
                                                             ------------           ------------
    Gross margin                                                9,748,603             12,488,619

Operating expenses
    Distributor commissions                                     4,884,967              6,681,770
    Selling, general and administrative                         5,075,881              5,798,642
                                                             ------------           ------------
        Total operating expenses                                9,960,848             12,480,412
                                                             ------------           ------------
Earnings (loss) before income taxes                              (212,245)                 8,207

    Provision for income taxes                                         --                  3,000
                                                             ------------           ------------
Earnings (loss) from continuing operations                       (212,245)                 5,207

Loss from discontinued operations, net of tax benefit
    of $121,000 in 2001                                           (42,393)              (205,506)
                                                             ------------           ------------
Net loss                                                     $   (254,638)          $   (200,299)
                                                             ============           ============



Earnings (loss) per share - basic and diluted:

    Earnings (loss) from continuing operations per share     $      (0.02)          $       0.00
    Loss from discontinued operations per share                     (0.00)                 (0.01)
                                                             ------------           ------------
    Net loss per share                                       $      (0.02)          $      (0.01)
                                                             ============           ============

    Weighted average common shares outstanding -
        basic and diluted                                      13,936,294             13,929,627
                                                             ============           ============


See notes to condensed consolidated financial statements.

          ROYAL BODYCARE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)


                                                               For the Six Months Ended June 30,
                                                               ---------------------------------
                                                                   2002                 2001
                                                               ------------         ------------
Cash flows from operating activities:
    Net loss                                                   $   (254,638)        $   (200,299)
    Add loss from discontinued operations                            42,393              205,506
                                                               ------------         ------------
    Earnings (loss) from continuing operations                     (212,245)               5,207
    Adjustment for non-cash items:
      Depreciation and amortization                                 310,355              407,441
    Change in operating assets and liabilities
      Accounts receivable                                           341,058              229,724
      Inventories                                                   (98,413)             289,914
      Prepaid expenses and other                                     (9,306)             (50,386)
      Other assets                                                  (15,535)             314,672
      Accounts payable and accrued liabilities                      202,519             (244,639)
                                                               ------------         ------------
    Cash flows from continuing operations                           518,433              951,933
    Cash flows from discontinued operations                         (65,307)            (307,728)
                                                               ------------         ------------
Net cash provided by operating activities                           453,126              644,205
                                                               ------------         ------------

Cash flows from investing activities:
    Purchase of property and equipment                             (145,539)          (4,129,405)
                                                               ------------         ------------
Net cash used for investing activities                             (145,539)          (4,129,405)
                                                               ------------         ------------

Cash flows from financing activities:
    Net proceeds from (payments of) lines of credit                 142,374              (70,229)
    Proceeds from long term debt                                         --            3,997,000
    Payments of long term debt                                     (426,885)            (182,418)
    Financing activities of discontinued operations                 (52,788)             (58,612)
                                                               ------------         ------------
Net cash provided (used) by financing activities                   (337,299)           3,685,741
                                                               ------------         ------------

Effect of exchange rate changes on cash flows                         1,629                7,437
                                                               ------------         ------------
Net increase (decrease) in cash and cash equivalents                (28,083)             207,978

Cash and cash equivalents, beginning of period                      239,307              230,460
                                                               ------------         ------------
Cash and cash equivalents, end of period                       $    211,224         $    438,438
                                                               ============         ============


See notes to condensed consolidated financial statements.

                      ROYAL BODYCARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. ("RBC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. Nevertheless, it is suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Company's Quarterly report for the quarterly period ended March 31, 2002.

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

NOTE B - NATURE OF OPERATIONS AND ORGANIZATION:

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

Discontinued Operations

In December 2000, RBC created a new subsidiary called BizAdigm, Inc. ("BizAdigm") to offer various internet products through a network of independent distributors similar in approach to the marketing of RBC's nutritional and personal care products. Due to low sales volume, RBC discontinued the operations of BizAdigm during the second quarter of 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

Consequently, the operating results of BizAdigm, which was written-off in the second quarter of 2002, are included in discontinued operations. Assets and liabilities of BizAdigm are included in "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations", at December 31, 2001 and June 30, 2002, respectively.

The assets of discontinued operations represent prepaid expenses; the liabilities of discontinued operations represent accounts payable, accrued commissions and the current portion of long-term liabilities. The long-term liabilities of discontinued operations were capital lease and other long-term borrowing arrangements that mature at various dates through 2004.

NOTE C - INVENTORIES:

Inventories at June 30, 2002 and December 31, 2001 consist of the following:

                                    June 30, 2002    December 31, 2001
                                    -------------    -----------------
Raw materials and bulk products     $     603,491       $   814,009
Packaging Materials                       372,913           321,044
Finished goods                          1,585,754         1,287,526
                                    -------------       -----------
                                    $   2,562,158       $ 2,422,579
                                    =============       ===========

NOTE D - PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2002 and December 31, 2001 consists of the following:

                                      June 30, 2002  December 31, 2001
                                      -------------  -----------------
Building and improvements              $2,715,405        $2,716,452
Computer software and
     office equipment                   3,068,941         2,927,084
Warehouse equipment                       277,836           247,061
Automotive equipment                      103,427           118,079
Leasehold improvements                     42,922            40,859
                                       ----------        ----------
                                        6,208,531         6,049,535
Less - accumulated depreciation         1,697,915         1,394,597
                                       ----------        ----------
                                        4,510,616         4,654,938
Land                                    1,141,173         1,141,173
                                       ----------        ----------
                                       $5,651,789        $5,796,111
                                       ==========        ==========

NOTE E - ACCRUED LIABILITIES:

Accrued liabilities at June 30, 2002 and December 31, 2001 consist of the following:

                          June 30, 2002   December 31, 2001
                          -------------   -----------------
Distributor commissions    $  849,390         $1,034,033
Deferred revenue              360,118            179,763
Sales and other taxes         125,007            173,378
Interest                       34,936             39,826
Other                         349,338            377,538
                           ----------         ----------
                           $1,718,789         $1,804,538
                           ==========         ==========

NOTE F - LONG TERM OBLIGATIONS:

At June 30, 2002 and December 31, 2001 long-term obligations consist of the following:

                                                      June 30, 2002            December 31, 2001
                                                      -------------            -----------------
Mortgage note payable bearing interest at
  7.75%, payable in monthly installments of
  $25,797 through April 2019, collateralized
  by land and building                                 $2,906,217                  $2,947,447
Note payable to previous owner of the
  Company's headquarters facility bearing
  interest at 7%, payable in monthly
  installments of $3,483 through March 2003
  at which time a final installment of $255,000
  is due                                                  272,912                    284,032

Note payable to bank bearing interest at prime
  plus .5% (5.25% at June 30, 2002) due in
  monthly installments of $7,474 through
  March 2006                                              263,565        300,792
U. S. Small Business Administration note
  bearing interest at prime plus 2.75% (7.5%
  at June 30, 2002) due in monthly
  installments of approximately $4,700
  through July 2008                                       260,722        277,062
Notes payable to banks bearing interest at rates
  ranging from 4.9% to 10.4%, payable
  through 2005, collateralized by automobiles              44,799         67,333
Note payable to bank bearing interest at 9%,
  due in monthly payments of $2,146 through
  2002, collateralized by equipment                        10,373         22,490
Convertible notes (original amount $730,000)
  bearing interest at 10% payable quarterly,
  originally due two years from the date of
  issuance, notes are convertible into common
  stock any time prior to maturity at the option
  of the holder based on a per share conversion
  price of $1.32                                          138,000        193,000
Settlement to former marketing consultant and
  distributor, payable $5,000 per month
  through April 2004, settlement is without
  interest and has been discounted at 10%                 100,126        124,406

Capital lease obligations                                 388,324        585,361
Other                                                      15,000         25,000
                                                       ----------     ----------
                                                        4,400,038      4,826,923
Less - current maturities                                 730,837        923,083
                                                       ----------     ----------
                                                       $3,669,201     $3,903,840
                                                       ==========     ==========

Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 14%.

NOTE G - SEGMENT INFORMATION:

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

Financial information for continuing operations summarized by geographical segment for the quarters ended June 30, 2002 and 2001 is listed below (in thousands):

                                              Earnings
                                               (loss)
                                  Sales to     before
                                  external     income     Long-lived    Total
                                  customers     taxes       assets      Assets
                                  ---------   --------    ----------   --------
Quarter ended June 30, 2002
     Domestic                     $   5,061   $   (303)   $    7,908   $ 10,374
     Canada                           1,064         45           478      1,387
     All others                       1,114         40            --         --
                                  ---------   --------    ----------   --------

Totals                            $   7,239   $   (218)   $    8,386   $ 11,761
                                  =========   ========    ==========   ========

Quarter ended June 30, 2001
     Domestic                     $   6,701   $    (90)   $    9,424   $ 12,149
     Canada                           1,550         33           539      1,568
     All others                         835         91            --         --
                                  ---------   --------    ----------   --------

Totals                            $   9,086   $     34    $    9,963   $ 13,717
                                  =========   ========    ==========   ========

Six Months ended June 30, 2002
     Domestic                     $  10,483   $   (391)   $    7,908   $ 10,374
     Canada                           2,137        116           478      1,387
     All others                       1,881         63            --         --
                                  ---------   --------    ----------   --------

Totals                            $  14,501   $   (212)   $    8,386   $ 11,761
                                  =========   ========    ==========   ========

Six Months ended June 30, 2001
     Domestic                     $  13,482   $   (254)   $    9,424   $ 12,149
     Canada                           3,186        181           539      1,568
     All others                       1,410         81            --         --
                                  ---------   --------    ----------   --------

Totals                            $  18,078   $      8    $    9,963   $ 13,717
                                  =========   ========    ==========   ========

NOTE H - EARNINGS (LOSS) PER SHARE:

                                                   Quarter ended June 30,
                                               ------------------------------
                                                   2002              2001
                                               ------------      ------------
Earnings (loss) from continuing operations     $   (217,887)     $     20,885
                                               ============      ============

Weighted average common shares outstanding
     during period - basic and diluted           13,936,294        13,936,294
                                               ============      ============

Earnings (loss) per share from continuing
operations - basic and diluted                 $      (0.02)     $       0.00
                                               ============      ============


                                                    Six Months ending June 30,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
Earnings (loss) from continuing operations        $   (212,245)     $      5,207
                                                  ============      ============

Weighted average common shares outstanding
     during period - basic and diluted              13,936,294        13,929,627
                                                  ============      ============

Earnings (loss) per share from continuing
operations - basic and diluted                    $      (0.02)     $       0.00
                                                  ============      ============

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and six month periods ended June 30, 2002 and 2001, and accordingly have been excluded from the computation.

All stock options and warrants outstanding in the respective periods were excluded from the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.

NOTE I - COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is net income (loss) plus other comprehensive income
(loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

                                                     Quarter ended June 30,
                                                 ------------------------------
                                                         2002              2001
                                                 ------------      ------------
Net loss                                         $   (235,978)     $    (98,478)

Other comprehensive income:
     Foreign currency translation adjustment           22,361            33,298
                                                 ------------      ------------

     Comprehensive loss                          $   (213,617)     $    (65,180)
                                                 ============      ============


                                                    Six Months ended June 30,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
Net loss                                         $   (254,638)     $   (200,299)

Other comprehensive income:
     Foreign currency translation adjustment           22,011               989
                                                 ------------      ------------

     Comprehensive loss                          $   (232,627)     $   (199,310)
                                                 ============      ============

NOTE J - INTANGIBLES:

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, annual goodwill amortization of approximately $156,000 will no longer be recognized. The Company completed a transitional impairment test of all intangible assets by March 31, 2002, and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. No impairment losses were recognized as a result of this testing.

Intangible assets consist of the following:

                                                            June 30, 2002                    December 31, 2001
                                                      --------------------------        --------------------------
                                         Average        Gross                             Gross
                                          life         carrying       Accumulated        carrying     Accumulated
                                         (years)        value        amortization          value      amortization
                                         -------      ----------     ------------       ----------    ------------
Amortizable intangible assets
     Distribution contracts                  8        $  277,369     $    (30,352)      $  277,369    $    (13,877)
     Copywrites, trademarks and             19            99,100           (4,625)          99,100          (1,982)
     other registrations
     Other                                  11            47,600           (4,088)          47,600          (2,002)
                                                      ----------     ------------       ----------    ------------
Total amortizable intangible
     assets                                           $  424,069     $    (39,065)      $  424,069    $    (17,861)
                                                      ==========     ============       ==========    ============


Intangible assets not subject to
     amortization
         Goodwill                                     $3,039,261     $   (944,207)      $3,039,261    $   (944,207)
                                                      ==========     ============       ==========    ============

Amortization expense related to intangible assets, excluding goodwill, totaled $10,602 and $0 during the three months ended June 30, 2002 and 2001 and $21,203 and $0 during the six months ended June 30, 2002. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2002 is as follows:

         Remainder of 2002                    $ 21,203
         2003                                   42,407
         2004                                   42,407
         2005                                   42,407
         2006                                   42,407
         Thereafter                            194,173
                                              --------
         Total                                $385,004
                                              ========

Net loss and net loss per share for the quarters and six month periods ended June 30, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                           Quarter ended June 30,
                                                         --------------------------
                                                            2002            2001
                                                         ----------      ----------
Net loss
         Reported net loss                               $ (235,978)     $  (98,478)
         Goodwill amortization, net of income tax                --          24,500
                                                         ----------      ----------
         Adjusted net loss                               $ (235,978)     $  (70,635)
                                                         ==========      ==========

Loss per share - basic and diluted
         Reported net loss per share                     $    (0.02)     $    (0.01)
         Goodwill amortization, net of income tax                --            0.00
                                                         ----------      ----------
         Adjusted net loss per share                     $    (0.02)     $    (0.01)
                                                         ==========      ==========


                                                      Six Months Ended June 30,
                                                      --------------------------
                                                         2002            2001
                                                      ----------      ----------
Net loss
         Reported net loss                            $ (254,638)     $ (200,299)
         Goodwill amortization, net of income tax             --          49,000
                                                      ----------      ----------
         Adjusted net loss                            $ (254,638)     $ (151,299)
                                                      ==========      ==========

Loss per share - basic and diluted
         Reported net loss per share                  $    (0.02)     $    (0.01)
         Goodwill amortization, net of income tax             --            0.00
                                                      ----------      ----------
         Adjusted net loss per share                  $    (0.02)     $    (0.01)
                                                      ==========      ==========

NOTE K - LEGAL PROCEEDINGS:

On May 24, 2002, the sole source supplier of "silica hydride", the principal ingredient in the Company's top selling product, Microhydrin(R), announced that he had entered into an exclusive network marketing contract with an Arizona Company, and that he would no longer supply silica hydride to the Company. This supplier, a former director of the Company, took this action despite a written unlimited supply agreement for the purchase of silica hydride between Flanagan Technologies and the Company. On May 29, 2002, the Company filed suit against this supplier requesting injunctive and monetary relief and alleging, amongst other causes of actions, breach of contract, conspiracy, fraud, breach of fiduciary duty, disparagement, tortuous interference and unlawful restraint of trade. On July 26, 2002, the Court granted an Agreed Injunction that enjoins Flanagan and other parties acting in concert with him from, among other things, refusing to sell silica hydride in capsule form to the Company and disparaging RBC and its officers, directors, employees or its products. As only minimal discovery has been accomplished, and a final trial on the merits is not set until September 15, 2003, the Company is unable to predict the ultimate resolution of this case or to determine its materiality, if any, on the Company's operations.

While Flanagan cannot refuse to supply silica hydride powder in capsule form to the Company under the terms of the Agreed Injunction, the Company does not anticipate the need to make further purchases of Flanagan's silica hydride powder. In response to Flanagan's actions, the Company established a manufacturing facility and is presently producing silica hydride powder using its own proprietary process. The Company began shipping Microhydrin made with its proprietary silica hydride powder on July 31, 2002.

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

Statements regarding the future financial positions, business strategy, budgets, project cost, and plans and objectives for future operations are forward-looking statements. Forward-looking statements generally can be identified by the use of anticipatory or forward-looking terminology, including but not limited to, "may", "will", "expect", "intend", "estimate", "anticipate" or "believe". We believe that the expectations reflected in such forward-looking statements will prove to be correct. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors or events that could cause or contribute to such differences include, but are not limited to:

o   general economic conditions

o   general market acceptance of our products and distribution methods

o   introduction of directly and indirectly competitive products

o   pricing of directly and indirectly competitive products

o legislative and regulatory actions effecting the market of our products and distribution methods

o reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

o the Company's ability to obtain future financing to fund internal growth and the Company's future capital requirements

o the market acceptance of the Company's newly developed proprietary versions of silica hydride powder and other raw materials heretofore supplied by Flanagan

RESULTS OF OPERATIONS

Quarter Ended June 30, 2002 Compared with the Quarter Ended June 30, 2001

Our sales for the quarter ended June 30, 2002 were $7,239,000 compared with sales for same quarter of the prior year of $9,086,000, a decrease of $1,847,000 or 20%. The decline in second quarter sales resulted mainly from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $1,889,000 and $486,000, respectively. Declines in these markets were partially offset by a net sales increase in our international licensee markets of $278,000 and sales related to MPM Medical products of $250,000.

We believe the principal factor affecting our sales has been the actions of Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively "Flanagan"). We entered into a supply contract with Flanagan in 1998 that gave us the unfettered right to purchase silica hydride powder, the principal ingredient in our top selling product, Microhydrin(R), and certain other proprietary raw materials. Sales of products that contain Flanagan's proprietary ingredients represent in excess of 50% of our sales volume. We were effectively the exclusive distributor of products containing his proprietary ingredients until December 2001 when Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Flanagan's actions disrupted the marketing efforts of our network of independent distributors. To improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002 and initial acceptance of this product has been very positive.

Despite our written unlimited supply agreement, on May 24, 2002, Flanagan informed us that he had signed an agreement with an Arizona-based company granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with his announcement on May 24, Flanagan and two former RBC distributors launched an aggressive negative campaign to entice our distributors to leave us and join the Arizona-based company. As a result of the actions of Flanagan and others, we estimate that North American sales of our nutritional and personal care products have declined approximately 10% to 15%. In addition, in breach of its license agreement with us, our European licensee announced its alignment with Flanagan and discontinued purchasing products from us in May 2002. Sales to the European licensee were $93,000 in the second quarter of 2002 compared with $333,000 in the second quarter of 2001.

In response to Flanagan's actions, on May 29, 2002, we filed suit against Flanagan and one former RBC distributor in the Dallas County, Texas District Court (Cause Number DV02-04797) requesting injunctive and monetary relief and alleging, amongst other causes of action, breach of contract, breach of fiduciary duty and disparagement. On July 26, 2002, the Court granted an Agreed Injunction enjoining Flanagan and other parties acting in concert with him from, among other things, refusing to sell us silica hydride in capsule form and disparaging RBC and its officers, directors, employees and its products. (Final trial on the merits is set for September 15, 2003). In addition, since Flanagan's announcement, we have refined an completed the development of our proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and we will begin shipping other products made with our proprietary raw materials as existing supplies of products made with Flanagan's raw materials are exhausted.

We believe that the actions we have taken along with our present marketing strategies and programs, will allow us, for the most part, to retain our present distributor base, stabilize our present sales volume and provide a base from which to grow during the latter part of 2002. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Our cost of goods sold for the quarter ended June 30, 2002 was $2,515,000 compared with cost of goods sold in the same quarter of the prior year of $2,857,000, a decrease of $342,000 or 12%. As a percentage of sales, cost of goods sold was 35% in the second quarter of 2002 compared with 31% in the second quarter of 2001. This percentage increase was mainly related to the increase in sales to our international licensees and, to a lesser extent, increased freight costs in the U.S. Cost of goods sold as a percentage of sales is higher for products sold to international licensees because we do not pay distributor commissions on sales of these products.

Our distributor commissions for the quarter ended June 30, 2002 were $2,337,000 compared with distributor commissions in the same quarter of 2001 of $3,314,000, a decrease of $977,000 or 29%. As a percentage of sales, distributor commissions in the first quarter of 2002 were 32% compared with 36% in the same period of 2001. This percentage decline was mainly related to the increase in sales to our international licensees and sales of MPM Medical products because we do not pay distributor commissions on sales of these products. In addition, distributor commissions as a percentage of sales declined relative to North American sales because fewer distributors qualified at the top levels of the distributor compensation plan as a result of the decline in sales during the quarter.

Our general and administrative expenses for the quarter ended June 30, 2002, were $2,605,000 compared with such expenses in the same quarter of 2001 of $2,880,000, a decrease of $275,000 or 10%. This decrease was mainly related to management's efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 36% in the second quarter of 2002 compared with 32% in the second quarter of 2001.

In the quarter ended June 30, 2001, we recorded goodwill amortization expense of $39,000. As described in Note J to the financial statements, we recorded no goodwill amortization expense in the quarter ended June 30, 2002.

Discontinued operations represent the operations of BizAdigm. BizAdigm's operations were discontinued during the second quarter of 2002. BizAdigm had no recognized sales in the second quarter of 2002. The loss represents certain administrative expenses incurred in connection with close-down activities. The loss in the second quarter of 2001 represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $435,000. The loss in the second quarter of 2001 is net of income tax benefits of $71,000.

Our net loss for the quarter ended June 30, 2002 was $236,000, or $.02 per share, compared with a net loss in the comparable quarter of the prior year of $98,000 or $.01 per share, an increase of $138,000. This increased net loss resulted from the factors described above.

Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

Our sales for the six months ended June 30, 2002 were $14,501,000 compared with sales for same period of the prior year of $18,078,000, a decrease of $3,577,000 or 20%. This decline in sales resulted mainly from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $3,520,000 and $1,049,000, respectively. Declines in these markets were partially offset by a net sales increase in our international licensee markets of $471,000 and sales related to MPM Medical products of $521,000.

We believe the principal factor affecting our sales has been the actions of Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively "Flanagan"). We entered into a supply contract with Flanagan in 1998 that gave us the unfettered right to purchase silica hydride powder, the principal ingredient in our top selling product, Microhydrin(R), and certain other proprietary raw materials. Sales of products that contain Flanagan's proprietary ingredients represent in excess of 50% of our sales volume. We were effectively the exclusive distributor of products containing his proprietary ingredients until December 2001 when Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Flanagan's actions disrupted the marketing efforts of our network of independent distributors. To improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002 and initial acceptance of this product has been very positive.

Despite our written unlimited supply agreement, on May 24, 2002, Flanagan informed us that he had signed an agreement with an Arizona-based company granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with his announcement on May 24, Flanagan and two former RBC distributors launched an aggressive negative campaign to entice our distributors to leave us and join the Arizona-based company. As a result of the actions of Flanagan and others, we estimate that North American sales of our nutritional and personal care products have declined approximately 10% to 15%. In addition, in breach of its license agreement with us, our European licensee announced its alignment with Flanagan and discontinued purchasing products from us in May 2002. Sales to the European licensee were $291,000 in the first six months of 2002 compared with $589,000 in the same period of 2001.

In response to Flanagan's actions, on May 29, 2002, we filed suit against Flanagan and one former RBC distributor in the Dallas County, Texas District Court (Cause Number DV02-04797) requesting injunctive and monetary relief and alleging, amongst other causes of action, breach of contract, breach of fiduciary duty and disparagement. On July 26, 2002, the Court granted an Agreed Injunction enjoining Flanagan and other parties acting in concert with him from, among other things, refusing to sell us silica hydride in capsule form and disparaging RBC and its officers, directors, employees and its products. (Final trial on the merits is set for September 15, 2003). In addition, since Flanagan's announcement, we have refined and completed the development of our proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and we will begin shipping other products made with our proprietary raw materials as existing supplies of products made with Flanagan's raw materials are exhausted.

We believe that the actions we have taken along with our present marketing strategies and programs, will allow us, for the most part, to retain our present distributor base, stabilize our present sales volume and provide a base from which to grow during the latter part of 2002. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Our cost of goods sold for the six months ended June 30, 2002 was $4,753,000 compared with cost of goods sold in the same period of the prior year of $5,589,000, a decrease of $836,000 or 15%. As a percentage of sales, cost of goods sold was 33% in the first six months of 2002 compared with 31% in the first six months of 2001. This percentage increase was mainly related to the increase in sales to our international licensees. Cost of goods sold as a percentage of sales is higher for products sold to international licensees because we do not pay distributor commissions on sales of these products.

Our distributor commissions for the six months ended June 30, 2002 were $4,885,000 compared with distributor commissions in the same period of 2001 of $6,682,000, a decrease of $1,797,000 or 27%. As a percentage of sales, distributor commissions in the first six months of 2002 were 34% compared with 37% in the same period of 2001. This percentage decline was mainly related to the increase in sales to our international licensees and sales of MPM Medical products because we do not pay distributor commissions on sales of these products. In addition, distributor commissions as a percentage of sales declined relative to North American sales because fewer distributors qualified at the top levels of the distributor compensation plan as a result of the decline in sales during the period.

Our general and administrative expenses for the six months ended June 30, 2002, were $5,076,000 compared with such expenses in the same period of 2001 of $5,799,000, a decrease of $723,000 or 12%. This decrease was mainly related to management's efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 35% in the first six months of 2002 compared with 32% in the first six months of 2001.

In the six months ended June 30, 2001, we recorded goodwill amortization expense of $78,000. As described in Note J to the financial statements, we recorded no goodwill amortization expense in the six months ended June 30, 2002.

Discontinued operations represent the operations of BizAdigm. BizAdigm's operations were discontinued during the second quarter of 2002. BizAdigm had recognized sales of $45,000 and $435,000 during in the first six months of 2002 and 2001, respectively. The loss in each of these periods represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales. The loss in the first six months of 2001 is net of income tax benefits of $121,000.

Our net loss for the six months ended June 30, 2002 was $255,000, or $.02 per share, compared with a net loss in the comparable period of the prior year of $200,000 or $.01 per share, an increase of $55,000. This increased net loss resulted from the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2002, we had a net decrease in cash of $28,000. This decrease in cash resulted from net cash provided by operating activities of $453,000 that was more than offset by the net cash used to purchase property and equipment of $146,000 and net cash used by financing activities of $337,000. Net cash used by financing activities was mainly related to the repayment of long-term debt.

Our working capital declined during the second quarter of 2002 as a result of the decline in sales and the net loss incurred during the period. As previously described, we believe that the actions we have taken relative to Flanagan and the raw materials he formerly provided, along with our present marketing strategies and programs, will allow us to retain, for the most part, our distributor base and ultimately reverse the declining sales trend we experienced during the later part of 2001 and the first six months of 2002. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in our sales. In addition, as part of our overall effort to return to profitability we have implemented cost-cutting measures that we believe will significantly reduce our operating expenses.

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

Based on the assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of our company.
                                      -22-

CONTRACTUAL CASH COMMITMENTS

The table below summarizes minimum cash obligations outstanding as of June 30, 2002:

                                                                 Payments due
       Contractual Cash                        Remainder                                   2005 and
          Obligations              Total        of 2002         2003          2004          Beyond
       ----------------         ----------     ---------      --------      -------       ----------
Long-term debt                  $4,749,000     $ 554,000      $739,000      $332,000      $3,124,000
 (including current portion)
Lines of credit                    493,000       493,000            --            --              --
Operating leases                   902,000       260,000       327,000       212,000         103,000

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 15% of net sales during the first six months of 2002 and 17% of 2001 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $129,000 at June 30, 2002, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $12,900.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At June 30, 2002, we had $1,017,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at June 30, 2002, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $6,500.

PART II. OTHER INFORMATION



Item 1.           Legal Proceedings.

         ROYAL BODYCARE, INC. v. G. PATRICK FLANAGAN, Individually and as authorized agent on behalf of FLANAGAN TECHNOLOGIES, INC., FLANAGAN TECHNOLOGIES, INC. a/k/a and d/b/a FLANTECH and/or FLANTECH GROUP and JOHN LLOYD, Cause Number DV02-04797, Dallas County, Texas, District Court.

         On May 24, 2002, the sole source supplier of "silica hydride", the principal ingredient in our top selling product, Microhydrin(R), announced that he had entered into an exclusive network marketing contract with an Arizona Company, and that he would no longer supply silica hydride to us. Our supplier, a former director of the Company, took this action despite a written unlimited supply agreement for the purchase of silica hydride between Flanagan Technologies and us. On May 29, 2002, we filed suit, cause number DV02-04797, in Dallas County, Texas District Court against this supplier requesting injunctive and monetary relief and alleging, amongst other causes of actions, breach of contract, conspiracy, fraud, breach of fiduciary duty, disparagement, tortuous interference and unlawful restraint of trade. On July 26, 2002, the Court granted an Agreed Injunction that enjoins Flanagan and other parties acting in concert with him from, among other things, refusing to sell silica hydride in capsule form to us and disparaging RBC and its officers, directors, employees or its products. As only minimal discovery has been accomplished, and a final trial on the merits is not set until September 15, 2003, we are unable to predict the ultimate resolution of this case, and it is not possible to determine materiality on our operations.

Item 2.           Changes in Securities.

         None

Item 3.           Defaults Upon Senior Securities.

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         We held our Annual Meeting of Shareholders on April 19, 2002. At this meeting the following persons were elected to serve as directors until the 2003 Annual Meeting of Shareholders:

                                                    FOR                      AGAINST                   ABSTAINED
                                                    ---                      -------                   ---------
               Steven E. Brown                   8,617,058                      0                        4,633
              Clinton H. Howard                  8,617,058                      0                        4,633
               Kenneth L. Sabot                  8,617,058                      0                        4,633
           Joseph S. Schuchert, Jr.              7,637,535                      0                       984,156

Item 5.           Other Information.

         None

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  We filed a report on Form 8-K dated May 25, 2002 providing information and documentation relating to the dispute with the sole source supplier of "silica hydride", the principal ingredient of our top selling product, Microhydrin(R). We filed suit against this supplier on May 29, 2002 alleging, among other things, breach of contract, after the supplier announced on May 25, 2002 that he would no longer sell silica hydride to us in breach of an unlimited supply agreement between the supplier and us.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Royal BodyCare, Inc.
                                    --------------------
                                    Registrant


                                    By:  /s/ Clinton H. Howard
                                       ----------------------------------------
                                    Its: President


DATE:             August 12, 2002
                  Irving, Texas