Form 10-Q
period 2002-09-30
ROYAL BODYCARE INC/NV
filed 2002-11-14
CIK 830052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 33-20323

Royal BodyCare, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-2015186
(State of Incorporation)	(IRS Employer ID No.)

2301 Crown Court, Irving, Texas	75038
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 972-893-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Shares of common stock, par value $0.001, outstanding at November 1, 2002:    13,936,294

ii

Item 1.    FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$190,704	$239,307
Interest bearing deposit	—	125,000
Accounts receivable	234,167	699,157
Inventories	2,123,554	2,422,579
Deferred income tax assets	9,776	4,784
Prepaid expenses and other	181,455	160,980
Assets of discontinued operations	—	39,807

Total current assets	2,739,656	3,691,614
Property & equipment, net	5,583,630	5,796,111
Goodwill, net	2,095,054	2,095,054
Other assets	634,784	644,864

	$11,053,124	$12,227,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,142,029	$1,043,775
Accrued liabilities	1,765,104	1,804,538
Current maturities of long-term debt	898,061	923,083
Lines of credit	202,551	341,468
Liabilities of discontinued operations	141,642	326,265

Total current liabilities	4,149,387	4,439,129
Deferred income tax liabilities	—	—
Long term debt, less current maturities	3,372,562	3,903,840
Long term liabilities of discontinued operations	225,822	291,183
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,936,294 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	13,936	13,936
Additional paid-in capital	12,179,098	12,179,098
Accumulated deficit	(8,752,854)	(8,464,317)
Accumulated other comprehensive loss	(134,827)	(135,226)

	3,305,353	3,593,491

	$11,053,124	$12,227,643

See notes to condensed consolidated financial statements

ROYAL BODYCARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,
	2002	2001
Sales	$6,202,887	$7,823,152
Cost of goods sold	2,019,313	2,377,112

Gross margin	4,183,574	5,446,040
Operating expenses
Distributor commissions	2,068,499	2,784,967
Selling, general and administrative	2,247,833	2,585,020

Total operating expenses	4,316,332	5,369,987

Earnings (loss) before income taxes	(132,758)	76,053
Provision for income taxes	—	28,000

Earnings (loss) from continuing operations	(132,758)	48,053
Earnings (loss) from discontinued operations, net of tax benefit of $15,000 in 2001	98,859	(26,917)

Net earnings (loss)	$(33,899)	$21,136

Earnings (loss) per share—basic and diluted:
Earnings (loss) from continuing operations per share	$(0.01)	$0.00
Earnings (loss) from discontinued operations per share	0.01	(0.00)

Net earnings (loss) per share—basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding—basic and diluted	13,936,294	13,936,294

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Sales	$20,704,189	$25,901,243
Cost of goods sold	6,772,012	7,966,584

Gross margin	13,932,177	17,934,659
Operating expenses
Distributor commissions	6,953,466	9,466,737
Selling, general and administrative	7,323,714	8,383,662

Total operating expenses	14,277,180	17,850,399

Earnings (loss) before income taxes	(345,003)	84,260
Provision for income taxes	—	31,000

Earnings (loss) from continuing	(345,003)	53,260
Earnings (loss) from discontinued operations, net of tax benefit of $121,000 in 2001	56,466	(232,423)

Net loss	$(288,537)	$(179,163)

Earnings (loss) per share—basic and diluted:
Earnings (loss) from continuing operations per share	$(0.02)	$0.00
Earnings (loss) from discontinued operations per share	0.00	(0.01)

Net loss per share	$(0.02)	$(0.01)

Weighted average common shares—basic and diluted	13,936,294	13,931,850

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(288,537)	$(179,163)
(Earnings) loss from discontinued operations	(56,466)	232,423

Earnings (loss) from continuing operations	(345,003)	53,260
Adjustment for non-cash items:
Depreciation and amortization	468,038	649,677
Deferred income taxes	—	—
Change in operating assets and liabilities
Interest bearing deposit	125,000	—
Accounts receivable	368,816	250,721
Inventories	304,966	429,422
Prepaid expenses and other	16,562	50,543
Other assets	(21,725)	328,871
Accounts payable and accrued liabilities	132,286	(601,283)

Cash flows from continuing operations	1,048,940	1,161,211
Cash flows from discontinued operations	(72,818)	(382,227)

Net cash provided by operating activities	976,122	778,984

Cash flows from investing activities:
Purchase of property and equipment	(240,911)	(4,140,415)
Investing activities of discontinued operations	—	—

Net cash used for investing activities	(240,911)	(4,140,415)

Cash flows from financing activities:
Net proceeds from (payments of) lines of credit	(85,438)	(71,157)
Proceeds from long term debt	—	3,997,000
Payments of long term debt	(611,302)	(406,807)
Financing activities of discontinued operations	(80,893)	(33,837)

Net cash provided (used) by financing activities	(777,633)	3,485,199

Effect of exchange rate changes on cash flows	(6,181)	16,006

Net increase (decrease) in cash and cash equivalents	(48,603)	139,774
Cash and cash equivalents, beginning of period	239,307	230,460

Cash and cash equivalents, end of period	$190,704	$370,234

See notes to condensed consolidated financial statements

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (“RBC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. Nevertheless, it is suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and the Company’s Quarterly Reports for the periods ended June 30, 2002 and March 31, 2002.

In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the Company’s results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 2001 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2001. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note B—Nature of Operations and Organization:

RBC is principally engaged in the marketing of nutritional supplements and personal care products in the United States and Canada. The Company’s products are marketed through a network marketing system in which distributors, who are independent contractors, purchase products for resale to retail customers or for personal use.

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

In August 2001, RBC, through a newly formed subsidiary, purchased substantially all of the assets of MPM Medical, Inc., a Texas corporation (“MPM Medical”). MPM Medical distributed wound care products throughout the United States. The acquisition of MPM Medical enhances RBC’s ability to market products through broadened distribution channels. The acquisition of MPM Medical was not significant to RBC’s financial statements.

Discontinued Operations

In December 2000, RBC created a new subsidiary called BizAdigm, Inc. (“BizAdigm”) to offer various internet products through a network of independent distributors similar in approach to the marketing of RBC’s nutritional and personal care products. Due to low sales volume, RBC discontinued the operations of BizAdigm during the second quarter of 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets”, which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

Consequently, the operating results of BizAdigm, which was discontinued in the second quarter of 2002, are classified as discontinued operations. Assets and liabilities of BizAdigm are included in “Assets of Discontinued Operations”, “Liabilities of Discontinued Operations” and “Long Term Liabilities of Discontinued Operations”, at December 31, 2001 and September 30, 2002, respectively.

The assets of discontinued operations represent prepaid expenses; the liabilities of discontinued operations represent accounts payable, accrued commissions and the current portion of long-term liabilities. The long-term liabilities of discontinued operations are capital lease and other long-term borrowing arrangements that mature at various dates through 2004.

Earnings from discontinued operations in the quarter ended September 30, 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (“GXI”), the Company’s wholly-owned subsidiary that discontinued its operations in 1999. BizAdigm’s operations were discontinued during the second quarter of 2002. BizAdigm had no recognized sales during the third quarter of 2002, and recognized a loss of approximately $1,000 related to certain administrative expenses incurred in connection with close-down activities. Also during the third quarter of 2002, the Company recorded earnings from discontinued operations of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that the Company has now determined will not have to be paid. The loss from discontinued operations in the third quarter of 2001 relates solely to the operations of BizAdigm and represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $185,000. The loss in the third quarter of 2001 is net of income tax benefits of $15,000.

Note C—Inventories:

Inventories at September 30, 2002 and December 31, 2001 consist of the following:

	September 30, 2002	December 31, 2001
Raw materials and bulk products	$525,692	$814,009
Packaging Materials	423,020	321,044
Finished goods	1,174,842	1,287,526

	$2,123,554	$2,422,579

Note D—Property and Equipment:

Property and equipment at September 30, 2002 and December 31, 2001 consists of the following:

	September 30, 2002	December 31, 2001
Building and improvements	$2,729,983	$2,716,452
Computer software and office equipment	3,086,593	2,927,084
Warehouse equipment	301,445	247,061
Automotive equipment	102,807	118,079
Leasehold improvements	41,002	40,859

	6,261,830	6,049,535
Less—accumulated depreciation	1,819,373	1,394,597

	4,442,457	4,654,938
Land	1,141,173	1,141,173

	$5,583,630	$5,796,111

Note E—Accrued Liabilities:

Accrued liabilities at September 30, 2002 and December 31, 2001 consist of the following:

	September 30, 2002	December 31, 2001
Distributor commissions	$786,967	$1,034,033
Deferred revenue	386,117	179,763
Sales and other taxes	142,884	173,378
Interest	31,743	39,826
Other	417,393	377,538

	$1,765,104	$1,804,538

Note F—Long Term Obligations:

At September 30, 2002 and December 31, 2001 long-term debt consists of the following:

	September 30, 2002	December 31, 2001
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,884,996	$2,947,447
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, payable in monthly installments of $3,483 through March 2003 at which time a final installment of $255,000 is due	267,206	284,032
Note payable to bank bearing interest at prime plus 2% (6.75% at September 30, 2002) due in monthly installments of $10,810 through March 2005	293,557	300,792
U. S. Small Business Administration note bearing interest at prime plus 2.75% (7.5% at September 30, 2002) due in monthly installments of approximately $4,700 through July 2008	251,985	277,062
Notes payable to banks bearing interest at rates ranging from 4.9% to 10.4%, payable through 2005, collateralized by automobiles	38,120	67,333
Note payable to bank bearing interest at 9%, due in monthly payments of $2,146 through 2002, collateralized by equipment	4,107	22,490
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	128,000	193,000
Settlement to former marketing consultant and distributor, payable $5,000 per month through April 2004, settlement is without interest and has been discounted at 10%	87,525	124,406
Capital lease obligations	300,127	585,361
Other	15,000	25,000

	4,270,623	4,826,923
Less—current maturities	898,061	923,083

	$3,372,562	$3,903,840

Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 14%.

Note G—Information:

The Company has three operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating earnings (loss).

The Company’s operating segments are based on geographic operations and include a domestic segment (United States) and two international segments (Canada and other regions). The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note B. Inter-segment sales, eliminated in consolidation, are not material.

Operating information related to MPM Medical, Inc. is included as part of domestic operations. The Company will consider the significance of future operations as part of the overall evaluation of the segments in which the Company operates.

Financial information for continuing operations summarized by geographical segment for the quarters and nine-month periods ended September 30, 2002 and 2001 is listed below (in thousands):

	Sales to external customers	Earnings (loss) before income taxes	Long-lived assets	Total Assets
Quarter ended September 30, 2002
Domestic	$4,322	$(189)	$7,853	$9,854
Canada	859	15	460	1,199
All others	1,022	41	—	—

Totals	$6,203	$(133)	$8,313	$11,053

Quarter ended September 30, 2001
Domestic	$5,773	$(103)	$8,684	$12,011
Canada	1,317	167	504	1,545
All others	733	12	—	—

Totals	$7,823	$76	$9,188	$13,556

Nine Months ended September 30, 2002
Domestic	$14,805	$(581)	$7,853	$9,854
Canada	2,996	132	460	1,199
All others	2,903	104	—	—

Totals	$20,704	$(345)	$8,313	$11,053

Nine Months ended September 30, 2001
Domestic	$19,255	$(357)	$8,684	$12,011
Canada	4,504	348	504	1,545
All others	2,142	93	—	—

Totals	$25,901	$84	$9,188	$13,556

Note H—Earnings (Loss) Per Share:

	Quarter ended September 30,
	2002	2001
Earnings (loss) from continuing operations	$(132,758)	$48,053

Weighted average common shares outstanding during period—basic and diluted	13,936,294	13,936,294

Earnings (loss) per share from continuing operations—basic and diluted	$(0.01)	$0.00

	Nine Months ending September 30,
	2002	2001
Earnings (loss) from continuing operations	$(345,003)	$53,260

Weighted average common shares outstanding during period—basic and diluted	13,936,294	13,931,850

Earnings (loss) per share from continuing operations—basic and diluted	$(0.02)	$0.00

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and nine-month periods ended September 30, 2002 and 2001, and accordingly have been excluded from the computation.

All stock options and warrants outstanding in the respective periods were excluded from the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.

Note I—Comprehensive Income (Loss):

Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarter ended September 30,
	2002	2001
Net income (loss)	$(33,899)	$21,136
Other comprehensive income (loss):
Foreign currency translation adjustment	(21,612)	(34,976)

Comprehensive loss	$(55,511)	$(13,840)

	Nine Months ended September 30,
	2002	2001
Net loss	$(288,537)	$(179,163)
Other comprehensive income (loss):
Foreign currency translation adjustment	399	(33,987)

Comprehensive loss	$(288,138)	$(213,150)

Note J—Intangibles:

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

Intangible assets consist of the following:

		September 30, 2002		December 31, 2001
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Amortizable intangible assets
Distribution contracts	8	$277,369	$(38,589)	$277,369	$(13,877)
Copywrites, trademarks and other registrations	19	99,100	(5,946)	99,100	(1,982)
Other	11	47,600	(5,131)	47,600	(2,002)

Total amortizable intangible assets		$424,069	$(49,666)	$424,069	$(17,861)

Intangible assets not subject to amortization
Goodwill		$3,039,261	$(944,207)	$3,039,261	$(944,207)

Amortization expense related to intangible assets, excluding goodwill, totaled $10,602 and $7,259 during the three months ended September 30, 2002 and 2001, respectively, and $31,805 and $7,259 during the nine months ended September 30, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2002 is as follows:

Remainder of 2002	$10,602
2003	42,407
2004	42,407
2005	42,407
2006	42,407
Thereafter	194,173

Total	$374,403

Earnings (loss) from continuing operations and earnings (loss) from continuing operations per share for the quarters and nine-month periods ended September 30, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

	Quarter ended September 30,
	2002	2001
Earnings (loss) from continuing operations:
As reported	$(132,758)	$48,053
Goodwill amortization, net of income tax	—	24,500

As adjusted	$(132,758)	$75,553

Earnings (loss) from continuing operations per share—basic and diluted:
As reported	$(0.01)	$0.00
Goodwill amortization, net of income tax	—	0.00

As adjusted	$(0.01)	$0.00

	Nine Months Ended September 30,
	2002	2001
Earnings (loss) from continuing operations:
As reported	$(345,003)	$53,260
Goodwill amortization, net of income tax	—	73,500

As adjusted	$(345,003)	$126,760

Earnings (loss) from continuing operations per share—basic and diluted:
As reported	$(0.02)	$0.00
Goodwill amortization, net of income tax	—	0.01

As adjusted	$(0.02)	$0.01

Note K—Legal Proceedings:

On May 24, 2002, the sole source supplier of “silica hydride”, the principal ingredient in the Company’s top selling product, Microhydrin®, announced that he had entered into an exclusive network marketing contract with an Arizona Company, and that he would no longer supply silica hydride to the Company. This supplier, a former director of the Company, took this action despite a written unlimited supply agreement for the purchase of silica hydride between Flanagan Technologies and the Company. On May 29, 2002, the Company filed suit against this supplier requesting injunctive and monetary relief and alleging, amongst other causes of actions, breach of contract, conspiracy, fraud, breach of fiduciary duty, disparagement, tortuous interference and unlawful restraint of trade. On July 26, 2002, the Court granted an Agreed Injunction that enjoins Flanagan and other parties acting in concert with him from, among other things, refusing to sell silica hydride in capsule form to the Company and disparaging RBC and its officers, directors, employees or its products. In connection with this suit, on August 16, 2002, the defendants filed a counter claim against us alleging, amongst other causes of action, unfair competition, breach of contract and conspiracy. We believe that the defendants claims are false and without merit and we intend to vigorously defend ourselves against such claims. As only minimal discovery has been accomplished, and a final trial on the merits is not set until September 15, 2003, the Company is unable to predict the ultimate resolution of this case or to determine its materiality, if any, on the Company’s operations.

While Flanagan cannot refuse to supply silica hydride powder in capsule form to the Company under the terms of the Agreed Injunction, the Company does not anticipate the need to make further purchases of Flanagan’s silica hydride powder. In response to Flanagan’s actions, the Company established a manufacturing facility and is presently producing silica hydride powder using its own proprietary process. The Company began shipping Microhydrin made with its proprietary silica hydride powder on July 31, 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF INANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q, including this Item 2, contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Safe Harbor Acts”). The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protections provided by the Safe Harbor Acts.

Statements regarding the future financial positions, business strategy, budgets, project cost, and plans and objectives for future operations are forward-looking statements. Forward-looking statements generally can be identified by the use of anticipatory or forward-looking terminology, including but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. We believe that the expectations reflected in such forward-looking statements will prove to be correct. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors or events that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of directly and indirectly competitive products

•	pricing of directly and indirectly competitive products

•	legislative and regulatory actions effecting the market of our products and distribution methods

•	reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

•	the Company’s ability to obtain future financing to fund internal growth and the Company’s future capital requirements

•	the market acceptance of the Company’s newly developed proprietary versions of silica hydride powder and other raw materials heretofore supplied by Flanagan

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002 Compared with the Quarter Ended September 30, 2001

Our sales for the quarter ended September 30, 2002 were $6,203,000 compared with sales for same quarter of the prior year of $7,823,000, a decrease of $1,620,000 or 21%. The decline in third quarter sales resulted mainly from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $1,630,000 and $459,000, respectively. Declines in these markets were partially offset by a net sales increase in our other international markets of $290,000 and in our MPM Medical products market of $179,000.

We believe the principal factor affecting our sales has been the actions of Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively “Flanagan”). We entered into a supply contract with Flanagan in 1998 that gave us the unfettered right to purchase silica hydride powder, the principal ingredient in our top selling product, Microhydrin®, and certain other proprietary raw materials. Sales of products containing Flanagan’s proprietary ingredients increased to a level that represented in excess of 50% of our sales volume. We were effectively the exclusive distributor of products containing his proprietary ingredients until December 2001 when Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Flanagan’s actions disrupted the marketing efforts of our network of independent distributors. To improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002 and the acceptance of this product has been very positive.

Despite our written unlimited supply agreement, on May 24, 2002, Flanagan informed us that he had signed an agreement with an Arizona-based company granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with his announcement on May 24, Flanagan and two former RBC distributors launched an aggressive negative campaign to entice our distributors to leave us and join the Arizona-based company. As a result of the actions of Flanagan and others, we estimate that North American sales of our nutritional and personal care products have declined over 15%. In addition, in breach of its license agreement with us, our European licensee announced its alignment with Flanagan and discontinued purchasing products from us in May 2002. There were no sales to the European licensee in the third quarter of 2002 compared with sales of $282,000 in the third quarter of 2001.

In response to Flanagan’s actions, on May 29, 2002, we filed suit against Flanagan and one former RBC distributor in the Dallas County, Texas District Court (Cause Number DV02-04797) requesting injunctive and monetary relief and alleging, amongst other causes of action, breach of contract, breach of fiduciary duty and disparagement. On July 26, 2002, the Court granted an Agreed Injunction enjoining Flanagan and other parties acting in concert with him from, among other things, refusing to sell us silica hydride in capsule form and disparaging RBC and its officers, directors, employees and its products. (Final trial on the merits is set for September 15, 2003). In addition, since Flanagan’s announcement, we have refined and completed the development of our proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and we will begin shipping other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials are exhausted.

We believe that the actions we have taken along with our present marketing strategies and programs, will allow us, for the most part, to retain our present distributor base, stabilize our present sales volume and provide a base from which we can begin to grow our business. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Our cost of goods sold for the quarter ended September 30, 2002 was $2,019,000 compared with cost of goods sold in the same quarter of the prior year of $2,377,000, a decrease of $358,000 or 15%. As a percentage of sales, cost of goods sold was 33% in the third quarter of 2002 compared with 30% in the third quarter of 2001. This percentage increase was mainly related to the increase in sales to our international licensees. Cost of goods sold as a percentage of sales is higher for products sold to international licensees because we do not pay distributor commissions on sales of these products.

Our distributor commissions for the quarter ended September 30, 2002 were $2,068,000 compared with distributor commissions in the same quarter of 2001 of $2,785,000, a decrease of $717,000 or 26%. As a percentage of sales, distributor commissions in the third quarter of 2002 were 33% compared with 36% in the same period of 2001. This percentage decline was mainly related to the increase in sales to our international licensees and sales of MPM Medical products because we do not pay distributor commissions on sales of these products.

Our general and administrative expenses for the quarter ended September 30, 2002, were $2,248,000 compared with such expenses in the same quarter of 2001 of $2,585,000, a decrease of $337,000 or 13%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 36% in the third quarter of 2002 compared with 33% in the third quarter of 2001.

In the quarter ended September 30, 2001, we recorded goodwill amortization expense of $39,000. As described in Note J to the financial statements, we recorded no goodwill amortization expense in the quarter ended September 30, 2002.

Earnings from discontinued operations in the quarter ended September 30, 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (GXI), our wholly-owned subsidiary that discontinued its operations in 1999. BizAdigm’s operations were discontinued during the second quarter of 2002. BizAdigm had no recognized sales during the third quarter of 2002, and recognized a loss of approximately $1,000 related to certain administrative expenses incurred in connection with close-down activities. Also during the third quarter of 2002, we recorded earnings from discontinued operations of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that we have now determined will not have to be paid.

The loss from discontinued operations in the third quarter of 2001 relates solely to the operations of BizAdigm and represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $185,000. The loss in the third quarter of 2001 is net of income tax benefits of $15,000.

Our net loss for the quarter ended September 30, 2002 was $34,000, or $0.00 per share, compared with a net income in the comparable quarter of the prior year of $21,000 or $0.00 per share, a decline of $55,000. This increased net loss resulted from the factors described above.

Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

Our sales for the nine months ended September 30, 2002 were $20,704,000 compared with sales for same period of the prior year of $25,901,000, a decrease of $5,197,000 or 20%. This decline in sales resulted mainly from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $5,151,000 and $1,508,000, respectively. Declines in these markets were partially offset by a net sales increase in our other international markets of $761,000 and in our MPM Medical products market of $701,000.

We believe the principal factor affecting our sales has been the actions of Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively “Flanagan”). We entered into a supply contract with Flanagan in 1998 that gave us the unfettered right to purchase silica hydride powder, the principal ingredient in our top selling product, Microhydrin®, and certain other proprietary raw materials. Sales of products containing Flanagan’s proprietary ingredients increased to a level that represented in excess of 50% of our sales volume. We were effectively the exclusive distributor of products containing his proprietary ingredients until December 2001 when Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Flanagan’s actions disrupted the marketing efforts of our network of independent distributors. To improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002 and the acceptance of this product has been very positive.

Despite our written unlimited supply agreement, on May 24, 2002, Flanagan informed us that he had signed an agreement with an Arizona-based company granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with his announcement on May 24, Flanagan and two former RBC distributors launched an aggressive negative campaign to entice our distributors to leave us and join the Arizona-based company. As a result of the actions of Flanagan and others, we estimate that North American sales of our nutritional and personal care products have declined in excess of 15%. In addition, in breach of its license agreement with us, our European licensee announced its alignment with Flanagan and discontinued purchasing products from us in May 2002. Sales to the European licensee were $291,000 in the first nine months of 2002 compared with $871,000 in the same period of 2001.

In response to Flanagan’s actions, on May 29, 2002, we filed suit against Flanagan and one former RBC distributor in the Dallas County, Texas District Court (Cause Number DV02-04797) requesting injunctive and monetary relief and alleging, amongst other causes of action, breach of contract, breach of fiduciary duty and disparagement. On July 26, 2002, the Court granted an Agreed Injunction enjoining Flanagan and other parties acting in concert with him from, among other things, refusing to sell us silica hydride in capsule form and disparaging RBC and its officers, directors, employees and its products. (Final trial on the merits is set for September 15, 2003). In addition, since Flanagan’s announcement, we have refined and completed the development of our proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and we will begin shipping other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials are exhausted.

We believe that the actions we have taken along with our present marketing strategies and programs, will allow us, for the most part, to retain our present distributor base, stabilize our present sales volume and provide a base from which we can begin to grow our business. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Our cost of goods sold for the nine months ended September 30, 2002 was $6,772,000 compared with cost of goods sold in the same period of the prior year of $7,967,000, a decrease of $1,195,000 or 15%. As a percentage of sales, cost of goods sold was 33% in the first nine months of 2002 compared with 31% in the first nine months of 2001. This percentage increase was mainly related to the increase in sales to our international licensees. Cost of goods sold as a percentage of sales is higher for products sold to international licensees because we do not pay distributor commissions on sales of these products.

Our distributor commissions for the nine months ended September 30, 2002 were $6,953,000 compared with distributor commissions in the same period of 2001 of $9,467,000, a decrease of $2,514,000 or 27%. As a percentage of sales, distributor commissions in the first nine months of 2002 were 34% compared with 37% in the same period of 2001. This percentage decline was mainly related to the increase in sales to our international licensees and sales of MPM Medical products because we do not pay distributor commissions on sales of these products.

Our general and administrative expenses for the nine months ended September 30, 2002, were $7,324,000 compared with such expenses in the same period of 2001 of $8,384,000, a decrease of $1,060,000 or 13%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 35% in the first nine months of 2002 compared with 32% in the first nine months of 2001.

In the nine months ended September 30, 2001, we recorded goodwill amortization expense of $117,000. As described in Note J to the financial statements, we recorded no goodwill amortization expense in the nine months ended September 30, 2002.

Earnings from discontinued operations in the nine months ended September 30, 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (GXI), our wholly-owned subsidiary that discontinued its operations in 1999. BizAdigm’s operations were discontinued during the second quarter of 2002. BizAdigm had recognized sales of $45,000 during the first nine months of 2002, and recognized a loss of approximately $44,000. This loss represented the excess of selling, general and administrative expenses plus cost of cost of goods sold and distributor commissions over recognized sales. Also during the first nine months of 2002, we recorded earnings from discontinued operations of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that we have now determined will not have to be paid. The loss from discontinued operations in the first nine months of 2001 relates solely to the operations of BizAdigm and represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $620,000. The loss in the third quarter of 2001 is net of income tax benefits of $136,000.

Our net loss for the nine months ended September 30, 2002 was $289,000, or $0.02 per share, compared with a net loss in the comparable period of the prior year of $179,000 or $0.01 per share, an increase of $110,000. This increased net loss resulted from the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2002, we had a net decrease in cash of $49,000. This decrease in cash resulted from net cash provided by operating activities of $976,000 that was more than offset by the net cash used to purchase property and equipment of $241,000 and net cash used by financing activities of $778,000. Net cash used by financing activities was mainly related to the repayment of long-term debt.

Our working capital declined during the third quarter of 2002 as a result of the decline in sales and the net loss incurred during the period. As previously described, we believe that the actions we have taken relative to Flanagan and the raw materials he formerly provided, along with our present marketing strategies and programs, will allow us to retain, for the most part, our present distributor base and ultimately reverse the declining sales trend we experienced during the later part of 2001 and the first nine months of 2002. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in our sales. In addition, as part of our overall effort to return to profitability we have implemented cost-cutting measures that we believe will significantly reduce our operating expenses.

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

CRITICAL ESTIMATES, UNCERTAINTIES, OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different that the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

CONTRACTUAL CASH COMMITMENTS

The table below summarizes minimum cash obligations outstanding as of September 30, 2002:

	Payments due
Contractual Cash Obligations	Total	Remainder of 2002	2003	2004	2005 and Beyond
Long-term debt—(including current portion)	$4,591,000	$355,000	$1,012,000	$345,000	$2,879,000
Lines of credit	203,000	203,000	—	—	—
Operating leases	853,000	151,000	355,000	240,000	107,000

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion about our market risk includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. We do not use derivative financial instruments for speculative or trading purposes. We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

Foreign exchange

We have foreign-based operations in Canada that accounted for 15% of net sales during the first nine months of 2002 and 17% of 2001 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $134,000 at September 30, 2002, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $13,400.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At September 30, 2002, we had $748,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at September 30, 2002, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $5,400.

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

ROYAL BODYCARE, INC. v. G. PATRICK FLANAGAN, Individually and as authorized agent on behalf of FLANAGAN TECHNOLOGIES, INC., FLANAGAN TECHNOLOGIES, INC. a/k/a and d/b/a FLANTECH and/or FLANTECH GROUP and JOHN LLOYD, Cause Number DV02-04797, Dallas County, Texas, District Court.

On May 24, 2002, the sole source supplier of “silica hydride”, the principal ingredient in our top selling product, Microhydrin®, announced that he had entered into an exclusive network marketing contract with an Arizona Company, and that he would no longer supply silica hydride to us. Our supplier, a former director of the Company, took this action despite a written unlimited supply agreement for the purchase of silica hydride between Flanagan Technologies and us. On May 29, 2002, we filed suit, cause number DV02-04797, in Dallas County, Texas District Court against this supplier requesting injunctive and monetary relief and alleging, amongst other causes of actions, breach of contract, conspiracy, fraud, breach of fiduciary duty, disparagement, tortuous interference and unlawful restraint of trade. On July 26, 2002, the Court granted an Agreed Injunction that enjoins Flanagan and other parties acting in concert with him from, among other things, refusing to sell silica hydride in capsule form to us and disparaging RBC and its officers, directors, employees or its products. In connection with this suit, on August 16, 2002, the defendants filed a counter claim against us alleging, amongst other causes of action, unfair competition, breach of contract and conspiracy. We believe that the defendants claims are false and without merit and we intend to vigorously defend ourselves against such claims. As only minimal discovery has been accomplished, and a final trial on the merits is not set until September 15, 2003, we are unable to predict the ultimate resolution of this case, and it is not possible to determine materiality on our operations.

Item 2.     Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit	99.1—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99.2—Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K dated August 16, 2002 providing information and documentation relating to a counterclaim filed in connection with the lawsuit we filed against the former sole source supplier of “silica hydride”, the principal ingredient of our top selling product, Microhydrin®. We filed suit against this supplier on May 29, 2002 alleging, among other things, breach of contract, after the supplier announced on May 25, 2002 that he would no longer sell silica hydride to us in breach of an unlimited supply agreement between the supplier and us. On August 16, 2002, the defendants filed a counterclaim against us alleging, among other things, unfair competition, breach of contract and conspiracy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BODYCARE, INC. Registrant

By:	/s/ CLINTON H. HOWARD
Its: President and Chief Executive Officer

By:	/s/ STEVEN E. BROWN
Its: Vice President—Finance and Chief Financial Officer

DATE:    November 13, 2002
                Irving, Texas

ROYAL BODYCARE, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Clinton H. Howard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Royal BodyCare, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ CLINTON H. HOWARD
Clinton H. Howard President and Chief Executive Officer

ROYAL BODYCARE, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven E. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Royal BodyCare, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ STEVEN E. BROWN
Steven E. Brown Vice President-Finance and Chief Financial Officer

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002