Form 10-K
period 2002-12-31
ROYAL BODYCARE INC/NV
filed 2003-03-31
CIK 830052

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 33-20323

Royal BodyCare, Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-2015186
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2301 Crown Court Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-893-4000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

On March 27, 2003, the closing price of Registrant’s common stock sold was $0.08 per share. On such date, 6,498,106 shares of Registrant’s Common Stock were held by non-affiliates. Based upon the price on such date, the aggregate market value of Registrant’s voting stock held by non-affiliates on that date was $519,848 (6,478,106 shares times $0.08 per share).

As of March 27, 2003, 17,956,294 shares of the registrant’s Common Stock were outstanding.

FORWARD LOOKING STATEMENTS

The statements, other than statements of historical facts included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statement. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	legislative and regulatory actions effecting the market of our products and distribution methods

•	reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

•	the Company’s ability to obtain future financing to fund internal growth and the Company’s future capital requirements

•	the market acceptance of the Company’s newly developed proprietary versions of silica hydride powder and other raw materials heretofore supplied by Flanagan

ROYAL BODYCARE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.    Business

General/History

We are a Nevada corporation engaged in marketing products through an international network of independent distributors. Our core product line is marketed under the Royal BodyCare® brand name in three broad categories: (i) wellness products, (ii) weight loss products, and (iii) sports and fitness products. Our products include the following:

• herbal formulas	• antioxidants
• vitamins	• hair and skin care products
• minerals

We market these products in countries outside of the United States, Canada and Japan through exclusive licensing agreements.

Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by e-mail at webmaster@royalbodycare.org. Our web site address is www.royalbodycare.com. The Company makes available on its website, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, its annual report on 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. Our Chief Executive Officer is Clinton H. Howard and our Chief Financial Officer is Steven E. Brown. Both of them can be reached at our principal offices.

Mr. Howard formed our United States subsidiary in 1991 to market a line of aloe vera based personal care products and an aloe drink in the United States through a multi-level network of independent distributors. In 1992 we expanded our product line to include nutritional supplements. Mr. Howard formed our Canadian subsidiary in 1992 to market our products through a network of independent distributors in Canada. Shortly after its formation, our Canadian subsidiary acquired Pure Life International Products Inc., then a 12-year old company which distributed its Pure Life brand of nutritional products in Canada. After this acquisition, we introduced the Pure Life line of products to the United States market. In June 1995, GlobeNet Inc. was incorporated to serve as a holding company for our United States and Canadian subsidiaries as well as certain other corporations affiliated with Mr. Howard, which were subsequently discontinued. In 1996, we acquired Light Force, Inc. Light Force distributed a line of nutritional supplements featuring certain proprietary formulations, with spirulina as the main ingredient. The Light Force distributor network was merged into our distributor network.

On April 1, 1997, Mighty Power USA, Inc., a corporation whose stock at that time was publicly traded on the NASDAQ Bulletin Board, merged with GlobeNet. In connection with the merger, Mighty Power USA effected a one-for-seven reverse stock split. All share figures in this report have been adjusted to reflect this reverse split. Mighty Power USA then issued 7,886,415 new shares to the shareholders of GlobeNet in exchange for 100% of the outstanding stock of GlobeNet. In addition, under the terms of the merger agreement, certain shareholders of Mighty Power USA transferred an additional 2,541,427 shares of common stock to the GlobeNet shareholders. As a result, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of Mighty Power USA. In connection with these transactions, Mighty Power USA changed its name to GlobeNet International I, Inc. The merger was accounted for as a purchase and as a reverse merger, with GlobeNet being the acquirer. Therefore, GlobeNet’s historical financial statements are now our historical financial statements. In October 1999, we changed our name from GlobeNet International I, Inc. to Royal BodyCare, Inc. In conjunction with the name change, we also redomesticated to the State of Nevada.

In December 2000, we introduced a selection of Internet products that we marketed under the brand name BizAdigmTM. The BizAdigmTM products were marketed through a network of independent distributors similar in approach to how our nutritional and personal care products are marketed. Due to low sales volume, we discontinued BizAdigmTM operations in the second quarter of 2002.

In August 2001, we purchased substantially all of the assets of MPM Medical, Inc., a distributor of wound care and oncology products. Unlike our core Royal BodyCare® products, MPM Medical’s products are distributed directly by us and not through an independent distributor network.

Restatement of Financial Statements

As a result of a review of our accounting records in the normal course of business during 2002, we have restated our previously reported audited financial statements for the years ended December 31, 2001 and 2000, and recorded a prior period adjustment to our beginning accumulated deficit as of January 1, 2000. The restated financial statements for 2001 and 2000 are contained in this report, and the components of the restatement along with the related effect on previously issued financial statements are set forth in Note D to the consolidated financial statements.

Plant and Equipment

We purchase Royal BodyCare and MPM products from manufacturers and suppliers that we do not control. Many of these products can be obtained from a number of sources at competitive prices. However, we manufacture certain essential product ingredients, most notably nanoclusters, silica hydride powder, and HydraCel concentrate, that are used in many Royal BodyCare products. We began manufacturing these raw materials in June 2002 to replace raw materials that were formerly purchased under a license agreement with a third party supplier. These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use. We outsource the production of our finished products, many of which incorporate our proprietary raw materials. Our manufacturing operations are conducted at our headquarters located in Irving, Texas. We own the machinery and equipment necessary to produce our proprietary raw materials. Other than normal office furniture and computer equipment, the only other property or equipment that we own or use is laboratory equipment owned and maintained for internal quality control testing of our products and distribution of our products to our customers.

In 2001, we purchased our headquarters facility in Irving, Texas. The total cost of this facility was approximately $3.7 million. Financing for this purchase was provided by a $3 million mortgage note, a $300,000 note from the seller and a $350,000 note from a bank.

Employees

We currently have 80 employees, of whom 7 are executive officers or management employees, 10 are department heads, 15 are warehouse or manufacturing employees, 21 are in customer service or order entry, 3 are in financial or accounting and the remaining employees are clerical or administrative. We do not foresee any significant increase being necessary for our workforce in 2003. None of our employees are represented by labor unions, and we have not experienced work stoppages or other labor strife with our employees.

Independent Distributor Network

We attempt to recruit people who can effectively explain our line of products, demonstrate their uses and applications and effectively utilize our direct marketing techniques to sell our products and sponsor other distributors. This type of direct marketing strategy is commonly referred to as multi-level or network marketing.

We had approximately 40,000 active independent distributors at December 31, 2002, of whom approximately 30,000 are located in the United States, 9,500 are located in Canada and 500 are located in Japan. We consider an independent distributor active if he/she has placed an order within the previous twelve months. We compensate distributors who market the Royal BodyCare® product line through a “Stair Step” compensation plan, consistent with other industry recognized compensation programs. Under this compensation program we pay sales commissions to our distributors. These commissions are based on the amount of purchases by the distributor and his/her sales group. Distributor compensation is paid monthly.

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

Overseas Distributors

We have entered into exclusive license agreements with overseas licensee groups for marketing the Royal BodyCare® line of products. Three of these licensees provide for the shipping of Royal BodyCare® products into the following nations:

• New Zealand	• Australia	• Indonesia
• Ukraine	• Kazakhstan	• Russian Federation
• Kyrgyzstan	• Singapore	• Latvia
• Moldova	• Belarus	• Lithuania
• Estonia

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

Products

With the purchase of MPM Medical in August 2001, we now market our products through two divisions. Royal BodyCare markets nutritional supplements and personal care products. MPM markets wound care and oncology products.

Royal BodyCare.    We currently market a line of over 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed in three broad categories, wellness products, weight loss products and sports and fitness products, under our Royal BodyCare® trade name. We procure the finished products from manufacturers and suppliers that we do not control and have them made or processed according to our specifications or formulas.

During fiscal year 2001, our purchases of raw materials did not reach certain minimum requirements outlined in our license agreement with Flanagan Technologies, Inc., (“Flanagan Technologies”). These raw materials were main ingredients in our principal products, including Microhydrin, our largest selling product. Under our agreement with Flanagan Technologies, it had the right to terminate our exclusivity and supply us products on a nonexclusive basis if such minimum purchases were not met. In May 2002, contrary to the terms of our license agreement, Flanagan announced that he had entered into an exclusive network marketing contract with an Arizona company, and that he would no longer supply to us the raw materials, including silica hydride powder, the principle ingredient in Microhydrin. Because we could no longer purchase these raw materials from Flanagan Technologies, who was the sole supplier of these materials, we established a manufacturing facility in June 2002 to produce raw materials using our own proprietary process. We began shipping Microhydrin made with our proprietary silica hydride powder on July 31, 2002.

Our product line now features certain ingredients manufactured according to proprietary formulations and processes developed by us for our exclusive use. These raw materials include nanoclusters, a mineral catalyst that increases absorption, silica hydride, a nutritional form of hydrogen with antioxidant and other beneficial properties, and HydraCel concentrate, a liquid form of nanoclusters. Our product line also features spirulina as a main ingredient in nutritional supplements and aloe vera as a main ingredient in our skin and personal care products. We maintain quality control of our products through our in-house laboratory facilities and operations.

Our primary products are Microhydrin and Microhydrin Plus™, which accounted for 38% of our sales in 2002. The principal ingredient in these products is silica hydride powder which we now produce in our own manufacturing facility. No other product accounted for more than 10% of our sales.

MPM Medical.    Through MPM Medical, we market a line of approximately 25 wound care and oncology products. The wound care products are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions. These products include wound and skin cleansers, wound dressings, a moisture barrier cream and a unique hydrogel wound dressing with Lidocaine. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies throughout the United States through a traditional, unaffiliated nationwide network of medical/surgical supply dealers. The oncology products are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain caused by radiation reactions in the skin and the internal mucosa. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through a traditional, unaffiliated nationwide network of pharmaceutical distributors. Our MPM sales force consists of one full time sales representative and approximately 12 manufacturer representatives assigned to specific geographic territories within the United States.

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

In December 2001, Flanagan Technologies, the sole supplier of certain raw materials that were the main ingredients in our principal products, including Microhydrin, which is our largest selling product, began offering on its own and through third parties, a product that directly competes with Microhydrin®. In May 2002, contrary to the terms of our license agreement, G. Patrick Flanagan, the individual who controls Flanagan Technologies and a former director, announced that he had entered into an exclusive network marketing contract with an Arizona company. (See Item 3. Legal Proceedings, below). Shortly thereafter, the Arizona company began marketing products supplied by Flanagan that were directly competitive to certain of our products, including Microhydrin. Initially, we developed Microhydrin Plus to compete against products offered by Flanagan Technologies. We then developed our own proprietary raw material formulations to replace raw materials formerly supplied under our license agreement with Flanagan Technologies.

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

Our MPM products also face heavy competition. In the wound care product market, we compete against companies that are significantly larger and have far greater financial resources such as 3M, Convatec (a subsidiary of Squibb) and Johnson & Johnson. We also compete against smaller companies such as Gentell and Dermasciences. The oncology products market in which we compete is highly fragmented and largely undefined with the principle competition being a line of products marketed by Medline Industries.

Capital Stock

We have authorized 50 million shares of common stock. As of March 27, 2003, we had issued and outstanding 17,956,294 shares of common stock.

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

Research and Development

We have contracted with scientists at universities, medical colleges, and private research organizations to conduct a series of studies over the past few years to evaluate the safety and functions of our dietary supplements, primarily Microhydrin®. In October 2000, one study was published in the Journal of Medicinal Food.

Trademarks, Patents or Other Intellectual Property

We own trademarks on the name Royal BodyCare® and the names of certain key products such as Microhydrin®.

During 2002, we developed proprietary formulations and manufacturing processes to produce raw materials that we formerly purchased under a license agreement with a supplier that was the sole source of these materials. Through our proprietary processes, we now manufacture nanoclusters, silica hydride, and HydraCel concentrate. Silica hydride is the principal ingredient in our leading product, Microhydrin®. We have not filed for patent protection related to our proprietary formulations or manufacturing processes.

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

Item 2.    Properties

In March 2001, we purchased the approximately 119,000 square foot facility that houses our executive offices, manufacturing and warehouse space for approximately $3.7 million. Prior to then, we leased that facility. We also lease distribution facilities in Vancouver, British Columbia and Toronto, Ontario for our sales operations in Canada at an aggregate annual rental of $125,000.

Item 3.    Legal Proceedings

ROYAL BODYCARE, INC. v. G. PATRICK FLANAGAN, Individually and as authorized agent on behalf of FLANAGAN TECHNOLOGIES, INC., FLANAGAN TECHNOLOGIES, INC. a/k/a and d/b/a FLANTECH and/or FLANTECH GROUP and JOHN LLOYD, Cause Number DV02-04797, Dallas County, Texas, District Court.

On May 29, 2002, we filed suit against a former supplier and member of our Board of Directors (G. Patrick Flanagan), and certain others (“Defendants”) requesting injunctive and monetary relief and alleging, among other causes of action, breach of contract, conspiracy, fraud, breach of fiduciary duty, disparagement, tortuous interference and unlawful restraint of trade. On July 26, 2002, the Court granted an Agreed Injunction that enjoined the Defendants and other parties acting in concert with them from, among other things, refusing to sell certain raw materials to us and disparaging Royal BodyCare, Inc. and its officers, directors, employees or its products. In connection with this suit, on August 16, 2002, the Defendants filed a counter claim against us alleging, among other causes of action, unfair competition, breach of contract and conspiracy.

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to us an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. In addition, the parties agreed not to disparage the other, its products, its directors, officers or employees, and not to send unsolicited communications to any known customer of the other. (For additional details, see the Company’s Form 10-Q for the quarter ended June 30, 2002, and Form 8-K’s dated August 30, 2002 and March 6, 2003.)

Item 4.    Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Nasdaq over-the-counter Bulletin Board published by the National Quotation Bureau, Inc. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years:

QUARTER ENDED	3/31/02	6/30/02	9/30/02	12/31/02
HIGH	.29	.25	.230	.18
LOW	.15	.10	.045	.06

QUARTER ENDED	3/31/01	6/30/01	9/30/01	12/31/01
HIGH	.47	.45	.43	.25
LOW	.29	.25	.17	.14

As of March 7, 2003 there were approximately 492 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.

Sales of Unregistered Securities

On March 27, 2003, we sold 4,000,000 shares of our common stock at an aggregate price of $400,000 to our licensee in the former Soviet Union. The president of our licensee, Coral Club International, Inc., is a member of our Board of Directors. In March 2001, in connection with the acquisition of our current headquarters, we issued 40,000 shares of our common stock to an individual investor. These issuances were not registered with the Securities and Exchange Commission under the Securities Act of 1933, or any state securities commissioner. Exemption from registration of each of the issuances is claimed by us under Section 4(2) of the Federal Securities Act of 1933 as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

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

	Years Ended December 31
	2002	2001(1)	2000(1)	1999(1)	1998
Statement of Operations Data:
Total Revenue	$26,284,907	$33,818,747	$39,984,072	$35,681,261	$28,383,722
Income (Loss) from Continuing Operations	(428,972)	(240,769)	484,997	184,133	511,270
Net Income (Loss)	(403,572)	(1,114,635)	530,726	321,709	(33,587)
Balance Sheet Data:
Cash and Cash Equivalents	626,933	600,828	430,888	222,551	382,409
Working Capital (Deficit)	(1,368,891)	(599,078)	(45,752)	37,072	454,954
Total Assets	10,881,698	12,589,164	10,907,819	9,112,722	8,207,633
Long Term Debt	4,424,005	5,228,311	1,301,212	1,256,786	1,004,927
Shareholders’ Equity	3,341,593	3,741,928	4,875,821	4,441,488	4,061,602

(1)	The financial statements for each of the periods indicated have been restated to reflect the adjustments described in Note D to the consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of a review of our accounting records in the normal course of business during 2002, we have restated our previously reported audited financial statements for the years ended December 31, 2001 and 2000, and recorded a prior period adjustment to our beginning accumulated deficit as of January 1, 2000. The restated financial statements for fiscal years 2001 and 2000 are contained in this report, and the components of the restatement, along with the related effect on previously issued financial statements, are set forth in Note D to the consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations incorporates the restated amounts for 2001 and 2000.

Liquidity and Capital Resources; Material Changes in Financial Condition

During the year ended December 31, 2002, we had a net increase in cash of $26,000. This increase resulted primarily from net cash provided by operating activities of $1,240,000, which, for the most part, was offset by cash used to repay borrowings and purchase property and equipment totaling $807,000 and $288,000, respectively. We generated $1,240,000 of cash from operating activities in spite of our net loss of $404,000. This was mainly attributable to depreciation and amortization expenses of $625,000, as well as cash provided from the reduction of our investment in accounts receivable and inventory during the year of $529,000 and $541,000, respectively.

During 2002 and 2001, we incurred net losses and a decline in working capital. At December 31, 2002, we had cash and cash equivalents of $627,000 and a working capital deficiency of $1,400,000. To improve our working capital position, on March 27, 2003, we sold 4,000,000 shares of our common stock at an aggregate price of $400,000 to our licensee in the former Soviet Union. The president of this licensee, Coral Club International, Inc., is a member of our Board of Directors. Additionally, our founder and Chairman has committed to purchase up to $200,000 of our common stock during the month of April 2003. We have also taken certain actions that we believe will help improve future operating results. During 2002, we began manufacturing the key raw materials used in products that account for more than 50% of our sales. Our cost to manufacture these raw materials is less than we paid to our former supplier for these materials. In addition, we have undertaken other cost cutting measures that will reduce our administrative expenses in 2003, while implementing marketing strategies and programs we believe will improve retention of our distributor base and reverse the declining sales trend we have experienced during the past three years. However, there can be no assurances that these efforts will be successful to allow us to avoid a further decline in its sales.

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

Contractual Cash Commitments

The table below summarizes minimum cash obligations outstanding as of December 31, 2002:

	Payments Due
Contractual Cash Obligations	Total	2003	2004	2005	2006 and Beyond
Long-term debt (including current portion)	$4,424,000	$956,000	$593,000	$181,000	$2,694,000
Lines of credit	246,000	246,000	—	—	—
Operating leases	703,000	354,000	239,000	110,000	—

Results of Continuing Operations—2002 Compared with 2001

Our sales for the year ended December 31, 2002 were $26,285,000 compared with sales for the prior year of $33,819,000, a decrease of $7,534,000 or 22%. This decline in sales resulted mainly from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $7,236,000 and $2,028,000, respectively. Declines in these markets were partially offset by a net sales increase in our other international markets of $963,000 and in our MPM Medical products market of $767,000.

We believe one of the principal factors affecting our sales has been the dispute with G. Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively “Flanagan”). We entered into a supply contract with Flanagan in 1998 that gave us the unfettered right to purchase silica hydride powder, the principal ingredient in our top selling product, Microhydrin®, and certain other proprietary raw materials. Sales of products containing Flanagan’s proprietary ingredients increased to a level that represented in excess of 50% of our sales volume. We were effectively the exclusive distributor of products containing his proprietary ingredients until December 2001 when Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Flanagan’s actions had a negative impact on the marketing efforts of our network of independent distributors. To improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002 and the acceptance of this product has been positive.

In contravention of our written unlimited supply agreement, on May 24, 2002, Flanagan informed us that he had signed an agreement with an Arizona-based company granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with his announcement on May 24, Flanagan and two former RBC distributors launched an aggressive negative campaign to entice our distributors to leave us and join the Arizona-based company. In addition, in breach of its license agreement with us, our European licensee announced it was doing business with Flanagan and discontinued purchasing products from us in May 2002. Sales to the European licensee were $291,000 in 2002 compared with $1,100,000 in 2001.

In response to Flanagan’s actions, on May 29, 2002, we filed suit against Flanagan and one former RBC distributor in the Dallas County, Texas District Court. As described elsewhere in this report, we settled this litigation in February 2003. In addition, since Flanagan’s announcement, we refined and completed the development of our proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials were exhausted.

We believe that the actions we have taken along with our present marketing strategies and programs, will allow us, for the most part, to improve retention of our present distributor base, stabilize our present sales volume and provide a base from which we can begin to grow our business. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Our cost of goods sold for the year ended December 31, 2002 was $8,430,000 compared with cost of goods sold in the prior year of $10,318,000, a decrease of $1,888,000 or 18%. As a percentage of sales, cost of goods sold was 32% in 2002 compared with 31% in 2001. This percentage increase was mainly related to the increase in sales to our international licensees. Cost of goods sold as a percentage of sales is higher for products sold to international licensees because we do not pay distributor commissions on sales of these products.

Our distributor commissions for the year ended December 31, 2002 were $8,661,000 compared with distributor commissions in 2001 of $12,157,000, a decrease of $3,496,000 or 29%. As a percentage of sales, distributor commissions in 2002 were 33% compared with 36% in 2001. This percentage decline was mainly related to the increase in sales to our international licensees and sales of MPM Medical products because we do not pay distributor commissions on sales to our international licensees and commissions paid on sales of MPM Medical products are approximately 2%.

Our general and administrative expenses for the year ended December 31, 2002, were $8,441,000 compared with such expenses in 2001 of $9,706,000, a decrease of $1,265,000 or 13%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 32% in 2002 compared with 29% in 2001.

Our depreciation and amortization expenses for the year ended December 31, 2002, were $625,000 compared with such expenses in 2001 of $883,000, a decrease of $258,000 or 29%. In 2001, we recorded goodwill amortization expense of $156,000. As described in Note G to the consolidated financial statements, we recorded no goodwill amortization expense in 2002. Also contributing to the decrease in depreciation and amortization expense in 2002 was the disposition of property and equipment in 2001, which is more fully described below.

We recorded a loss on disposition of assets in 2002 of $158,000. This was mainly the result of an inventory write-off of $110,000 related to the disposal of packaging components and promotional material associated with products formerly supplied by Flanagan. This inventory became obsolete when Flanagan ceased to supply his products to us.

We recorded a loss on disposition of assets in 2001 of $703,000. The principal components of this loss are described below:

Web Site Software—In December 2000, we entered into a contract with a software development company to design, program, maintain and host a new web site for us. We wrote off our investment of $253,000 when the software development company became insolvent.

Japan assets— In June 2001, we entered into an agreement to reacquire the license we had previously granted to a third party to market our products in Japan. As part of this agreement, we acquired assets, mainly computer software, used in the Japan operations. In connection with a restructuring of operations in Japan in December 2001, we determined that we no longer had use for certain of these assets resulting in a write off of $160,000.

Other Assets—In December 2001, we identified certain ineffective marketing programs that we decided to eliminate or change. In connection with this effort, we wrote off inventories and other assets associated with these programs in the amount of $277,000.

Earnings from discontinued operations of $25,000 for year ended December 31, 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (GXI), our wholly-owned subsidiary that discontinued its operations in 1999. BizAdigm’s operations were discontinued during the second quarter of 2002. BizAdigm had recognized sales of $45,000 during 2002, and recognized a loss of approximately $75,000. This loss represented the excess of selling, general and administrative expenses plus cost of cost of goods sold and distributor commissions over recognized sales. Also during 2002, we recorded earnings from discontinued operations of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that we have now determined will not have to be paid. The loss from discontinued operations in 2001 relates solely to the operations of BizAdigm. The loss represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $799,000, net of income tax benefits. BizAdigm’s loss in 2001 includes the write-off of our investment in BizAdigm’s assets of $490,000.

Our net loss for the year ended December 31, 2002 was $404,000, or $0.03 per share, compared with a net loss in the prior year of $1,115,000 or $0.08 per share, an improvement of $711,000. Our losses in 2002 and 2001 resulted from the factors described above.

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

Results of Continuing Operations—2001 Compared with 2000

Our sales for the year ended December 31, 2001 were $33,819,000 compared with sales for the prior year of $39,984,000, a decrease of $6,165,000 or 15%. This decline was due primarily to declines in sales of our traditional nutritional and personal care products in the U.S. and Canadian markets of $5,668,000 and $1,603,000, respectively. Declines in these markets were partially offset by a sales increase in our international licensee markets, principally Europe and Russia, of $703,000 and sales of MPM Medical products of $403,000.

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

Another factor affecting our sales was Flanagan Technologies’ decision during the latter half of 2001 to begin supplying its products to us on a non-exclusive basis. In December 2001, Flanagan Technologies began marketing a product competitive with our leading product, Microhydrin®, on its website and, on a limited basis, through certain health food stores. To improve our competitive position, we developed a new product that is a proprietary, broad-based blend of antioxidants, including Microhydrin®. This new product, Microhydrin PlusTM, will be introduced in the second quarter of 2002. Although no assurance can be given, we believe that the introduction of this new product, along with our present marketing strategies and programs, will allow us to retain our distributor base and reverse the declining sales trend experienced during 2001.

Our cost of goods sold for the year ended December 31, 2001 was $10,318,000 compared with cost of goods sold in the prior year of $11,540,000, a decrease of $1,222,000 or 11%. As a percentage of sales, cost of goods sold was 31% in 2001 compared with 29% in 2000. This increase was mainly attributable to the increase in sales to our international licensees. The cost of products sold to our international licensees as a percentage of sales is higher than for products sold to our independent distributors because the licensee is responsible for payment of the distributor commissions earned on sales in their respective territories as well as other operating expenses. This increase in the cost of goods sold percentage is offset by a reduction in distributor commissions.

Our distributor commissions for the year ended December 31, 2001 were $12,157,000 compared with distributor commissions in 2000 of $15,262,000, a decrease of $3,105,000 or 20%. As a percentage of sales, distributor commissions in 2001 were 36% compared with 38% in 2000. As described above, this percentage decline was mainly related to the increase in sales to our international licensees. A portion of this percentage decrease was also attributable to a restructuring of our distributor compensation plan that became fully effective June 1, 2000. We expect this percentage to increase over time as distributors qualify for the highest commission levels in the plan.

Our general and administrative expenses for the year ended December 31, 2001, were $9,706,000 compared with such expenses in 2000 of $11,415,000, a decrease of 1,709,000 or 15%. This decrease was mainly related to decreased operating expenses associated with the decline in sales. This expense decrease was partially offset by expenses incurred in connection with the enhancement and support of our information technology systems and increased expenses incurred in support of our international licensees. As a percentage of sales, general and administrative expenses were 29% in both 2001 and 2000.

Depreciation and amortization for the year ended December 31, 2001 was $883,000 compared to $692,000 in 2000, an increase of $191,000 or 28%. This increase was mainly due to depreciation associated with the capital investments that we made during 2001 and 2000, the most significant of which was the purchase of our headquarters facility in March 2001.

Our interest expense for the year ended December 31, 2001 was $396,000 compared with interest expense in 2000 of $177,000, an increase of $219,000 or 124%. This increase was due to additional borrowings made during 2001. The additional borrowings were mainly associated with the purchase of our headquarters facility in Irving, Texas in March 2001 and, to a lesser extent, the debt assumed in connection with the acquisition of MPM Medical in August 2001.

During the fourth quarter of 2001, we recorded a loss on disposition of assets of $703,000. The principal components of this loss are described below:

Web Site Software—In December 2000, we entered into a contract with a software development company to design, program, maintain and host a new web site for us. We wrote off our investment of $253,000 when the software development company became insolvent.

Japan assets—In June 2001, we entered into an agreement to reacquire the license we had previously granted to a third party to market our products in Japan. As part of this agreement, we acquired assets, mainly computer software, used in the Japan operations. In connection with a restructuring of operations in Japan in December 2001, we determined that we no longer had use for certain of these assets resulting in a write off of $160,000.

Other Assets—In December 2001, we identified certain ineffective marketing programs that we decided to eliminate or change. In connection with this effort, we wrote off inventories and other assets associated with these programs in the amount of $277,000.

Our loss from discontinued operations in 2001 was $874,000, compared with earnings from discontinued operations of $46,000 in 2000. The loss in 2001 relates to the operations of BizAdigm. BizAdigm’s loss in 2001 represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $799,000, net of income tax benefits. BizAdigm’s loss in 2001 includes the write-off of our investment in BizAdigm’s assets of $490,000 since we were uncertain that the asset value would be realized through future operations. Earnings from discontinued operations in 2000 resulted from the reversal of certain liabilities recorded on the books of Great Xpectations that were settled for less than the original contractual amount, net of income taxes. Great Xpectations was a subsidiary of ours which conducted operations that were discontinued in 1999.

Our net loss for the year ended December 31, 2001 was $1,115,000, or $.08 per share, compared with net earnings in the prior year of $531,000 or $.04 per share. This decline resulted from the factors described above, primarily the decline in North American sales, the adjustments we recorded in the fourth quarter and the loss associated with BizAdigm operations.

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement 146, Accountingfor Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after that date.

Stock-Based Employee Compensation

In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We do not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

Accounting for Guarantees

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. We have not historically issued guarantees and do not anticipate FIN 45 will have a material effect on our 2003 financial statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

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

Foreign exchange

We have foreign-based operations in Canada which accounted for 14% of 2002 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $41,000 at December 31, 2002, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $4,100.

Interest rates

Our credit arrangements expose it to fluctuations in interest rates. At December 31, 2002, we had approximately $755,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at December 31, 2002, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $5,400.

Item 8.    Financial Statements and Supplemental Data

The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 and the Financial Schedule appearing on Page S-2 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART II

Item 10.    Directors and Executive Officers

The following table sets forth, as of March 14, 2003, the name, age, and position of each of our Executive Officers and Directors and the month in which such Director or Officer began his term of office.

Name	Age	Position	Director or Officer since

Clinton H. Howard	74	Chairman of the Board and CEO	May 1991

Wayne R. Holbrook	48	Director, President	November 2001

Steven E. Brown	47	Director, Vice President-Finance, Chief Financial Officer	May 1994

Kenneth Sabot	57	Director, Senior Vice President-Operations	February 1998

Joseph S. Schuchert	73	Director	June 2000

Leonid Lapp	49	Director	December 2002

Term of Office

Each of our directors serves for a term of one year, and thereafter until his or her successor is elected at our annual shareholder’s meeting, and is qualified, subject to removal by our shareholders. Each officer serves, subject to the discretion of our Board of Directors, for a term of one year.

Family Relationships

Katherine M. Howard, our Secretary, is the wife of Clinton H. Howard, our Chairman and Chief Executive Officer.

Biographical Information

Set forth below is certain biographical information regarding each of our Directors and Executive Officers.

Clinton H. Howard.  Mr. Clinton Howard is our Chairman of the Board and Chief Executive Officer. He also served as President until the appointment of Wayne R. Holbrook to that position in February 2003. He graduated from Rice University with a BA degree and from Southwestern Medical School with an MA degree, after which he studied graduate business courses at S.M.U. and the University of Dallas and medical arts courses at Johns Hopkins Medical School. Mr. Howard founded American Biomedical Corporation in 1958, and built it into a chain of 40 medical testing laboratories. He took American Biomedical public in 1969. In 1974, American Biomedical was merged with National Health Laboratories, then one of the nation’s largest medical laboratory chains. In 1974, Mr. Howard founded Carrington Laboratories, Inc., originally named Avacare, Inc., a personal care products, direct sales marketing firm. In 1981, he established a research division which isolated an active medicinal compound in aloe vera, acemannan. He then sold the skin care business and converted Carrington to a pharmaceutical company. Mr. Howard retired from Carrington in 1990. The following year he founded Royal BodyCare.

Wayne R. Holbrook.  Mr. Holbrook joined us as Vice President – Marketing in November 2001 and was appointed President in February 2003. Prior to joining us, Mr. Holbrook served as President of One World Online, Inc., a publicly-traded company based in Utah from December 1998 until joining us. Prior to joining One World, Mr. Holbrook served as Executive Vice President of Global Connections, Inc. from January 1996 to December 1998.

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

Joseph S. Schuchert.  Mr. Joseph S. Schuchert was elected to the Board of Directors in June 2000. Mr. Schuchert is the Chairman of Kelso & Company, a merchant banking firm. Mr. Schuchert co-founded Kelso & Company in 1971 and has been employed with it since that time.

Leonid Lapp.  Mr. Leonid Lapp was elected to the Board of Directors in December 2002. Mr. Lapp is currently President and Chief Executive Officer of Coral Club International, Inc. and has held these positions for more than five years. Coral Club International, Inc. holds the license for distribution of our products in the former Soviet Union.

Item 11.    Executive Compensation

SUMMARY COMPENSATION TABLE

	Fiscal Year	Annual Compensation		Long-Term Compensation
Name/Title		Salary ($)	Bonus($)	Securities Underlying Options (#)	All Other Compensation ($)(1)
Clinton H. Howard(2) Chief Executive Officer	2002 2001 2000	$264,000 264,000 264,000	$-0- 1,252 13,700	-0- -0- 100,000	$ $ $	47,100 47,100 47,100
Wayne R. Holbrook(3) President	2002 2001 2000	$190,900 27,300 -0-	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-
Steven E. Brown Vice President – Finance Chief Financial Officer	2002 2001 2000	$144,000 100,000 100,000	$37,500 88,152 99,900	-0- -0- 10,000		-0- -0- -0-
Kenneth L. Sabot Senior Vice President Operations	2002 2001 2000	$173,400 166,000 149,350	$8,000 8,000 8,000	-0- -0- 10,000		-0- -0- -0-
Nelson J. Rogers(4) Vice President – International	2002 2001 2000	$106,900 105,000 101,800	$74,000 57,000 41,721	-0- -0- 10,000		-0- -0- -0-
Richard A. Howard(5) Vice President – Sales & Marketing	2002 2001 2000	$-0- 162,470 192,010	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-

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
(2)	Clinton Howard also served as President until the appointment of Wayne R. Holbrook to that position in February 2003
(3)	Wayne Holbrook joined us in November 2001 as Vice President – Marketing and was appointed President in February 2003
(4)	Nelson Rogers joined us in November 1994 and ceased to act as Vice President – International on March 14, 2003
(5)	Richard Howard joined us in December 1999, ceased to act as our Vice President – Sales and Marketing in June 2001 and left in October, 2001.

Stock Options.    We did not issue any stock options to our executive officers during the fiscal year ending on December 31, 2002.

Stock Option Exercises.    The following table presents certain information concerning options exercised during the fiscal year ending December 31, 2002 by each of our executive officers. The table also includes the value of unexercised options held by our named executive officers at December 31, 2002.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES (1)

	Shares Acquired on Exercise (#)	Value Realized	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Clinton H. Howard	-0-	-0-	400,000	-0-	-0-	-0-
Wayne R. Holbrook(2)	-0-	-0-	-0-	-0-	-0-	-0-
Steven E. Brown	-0-	-0-	12,500	7,500	-0-	-0-
Kenneth L. Sabot	-0-	-0-	12,500	7,500	-0-	-0-
Nelson J. Rogers(3)	-0-	-0-	5,000	5,000	-0-	-0-
Richard A. Howard(4)	-0-	-0-	-0-	-0-	-0-	-0-

(1)	The December 31, 2002 closing market price of $0.07 is used in the calculation to determine the value of unexercised options
(2)	Wayne Holbrook joined us in November 2001 as Vice President—Marketing and was appointed President in February 2003
(3)	Nelson Rogers ceased to act as Vice President—International as of March 14, 2003
(4)	Richard Howard ceased to act as Vice President—Sales and Marketing in June 2001 and resigned his position as director and Vice President – Sales and Marketing in October 2001. Upon the termination of his employment, Mr. Howard’s options terminated.

Employment Contracts and Termination of Employment

And Changes in Control Arrangements

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment by us or our subsidiaries, or any change in control of us, or a change in the person’s responsibilities following a changing in control of us.

In connection with the appointment of Wayne R. Holbrook as President, we entered into an employment agreement with him effective February 1, 2003. This employment agreement is for a two-year period and is annually renewable thereafter. It provides that Mr. Holbrook will receive a monthly salary of $20,800 with bonuses and salary increases based on attaining specified performance objectives set forth in the agreement. Mr. Holbrook is also entitled to receive a nine-year option to acquire 500,000 shares of our common stock, at $0.086 per share. This option, which has not yet been granted, is to become exercisable during the first four years of the nine-year option period. Under the terms of this agreement, if we terminate the agreement other than for cause, Mr. Holbrook will be entitled to receive severance pay equal to three months of his then current salary. Exhibit 11.1 is a copy of Mr. Holbrook’s employment agreement with the Company.

We entered into an employment letter agreement with Richard Howard on December 1, 1999. In October, 2001, Mr. Howard resigned his position as director and Vice President – Sales and Marketing, and terminated his employment agreement. Exhibit 11.2 is a copy of Mr. Richard Howard’s employment agreement with the Company.

Item 12.    Security Ownership and Certain Beneficial Owners and Management

The following tables set forth as of December 31, 2002, the address, and the number of shares of our common stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the then 13,956,294 issued and outstanding shares of our Common Stock, and the name and share holdings of each director and of all officers and directors as a group. As a result of us not being registered under Section 12(g) of the Securities Exchange Act of 1934, beneficial owners of more than 5% are not required to file Schedule 13Ds or 13Gs with the Securities and Exchange Commission. Therefore, there may be additional persons who have beneficially acquired more than 5% of our common stock.

	As of December 31, 2002(1)
Class	Beneficial Owner	Amount		% of Class
Security Ownership of Certain Beneficial Owners

Common	Clinton H. Howard 2301 Crown Court Irving, Texas 75038	7,858,188	(2)	54.7%

Common	Dr. M. G. Robertson 977 Centerville Turnpike Virginia Beach, Virginia 23463	1,000,000		7.2%

Common	Penny Slinger Hills Hills 1998 Living Trust 910 Herman Gulch Road Boulder Creek, California 95006	479,560		3.4%

Common	My Garden, L.P. 2301 Crown Court Irving, Texas 75038	7,440,139		53.3%
Security Ownership of Management

Common	Clinton H. Howard	7,858,188	(2)	54.7%

Common	Steven E. Brown	15,000	(3)	* %

Common	Kenneth Sabot	15,000	(3)	* %

Common	Nelson J. Rogers	5,000	(3)	* %

ALL OFFICERS, DIRECTORS & BENEFICIAL PERSONS AS A GROUP (8 PERSONS)		7,893,188	(4)	54.8%

*	less than 1%

(1)	The information included in this table is as of December 31, 2002 and, as such, does not reflect the issuance by us of 4,000,000 shares of common stock to our licensee in the former Soviet Union on March 27, 2003 as described in Part II, Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
(2)	Includes 400,000 shares that may be acquired by presently exercisable common stock options; includes 7,440,139 shares held by a limited partnership, My Garden, L.P., the general partners of which are The Clinton H. Howard Family Trust and The Katherine M. Howard Family Trust and also includes 8,049 shares owned of record by Mr. Howard’s spouse. Mr. Clinton H. Howard disclaims beneficial ownership of the shares held by his spouse except to the extent of his pecuniary interest.
(3)	Represents shares that may be acquired by presently exercisable common stock options. Nelson Rogers ceased to act as Vice President – International as of March 14, 2003
(4)	Includes 435,000 shares that may be acquired by presently exercisable common stock options and the shares referred to in footnote (2).

Item 13.    Certain Relationships and Related Transactions

Transactions with and Indebtedness of Management and Others

Mr. Clinton Howard has guaranteed our obligations with respect to the loan relating to our acquisition of our corporate headquarters and the debt assumed in connection with our purchase of MPM Medical. We have undertaken certain obligations to indemnify him and secure our obligations to him in the event we default on our loan.

Flanagan Technologies, Inc., a company controlled by G. Patrick Flanagan, one of our former directors, formerly granted us a license with respect to the rights to sell certain proprietary raw materials including silica hydride powder, the principal ingredient in our most successful product, Microhydrin®. This license agreement was entered into in December 1998. Contrary to the terms of the agreement, Flanagan ceased to supply his raw materials to us under this agreement in May 2002. As a result we developed our own proprietary processes to manufacture the materials we formerly purchased under this agreement. Flanagan joined our board of directors in June 2000 and resigned effective March 14, 2002. We paid Flanagan Technologies, Inc. approximately $913,000 in 2002.

PART III

Item 14.    Controls and Procedures

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

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements. The following financial statements are filed as part of this 10-K

Title of Document

Report of Grant Thornton LLP, Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the Years December 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(a)(3)	Exhibits. The following exhibits are included as part of this report:

Ex. No.	Description

3.1	Articles of Incorporation(1)

3.2	By-Laws(1)

4.1	Specimen copy of Certificate for Common Stock(1)

4.2	Specimen copy of 10% Convertible Notes issued in 1997(2)

4.3	The 1998 Stock Option Plan for our Directors, Employees and Consultants(2)

10.1	Exclusive License Agreement with Flanagan Technologies for its Microclusters(2)

10.2	Form of Member Agreement and Policies with Distributors(2)

10.3	Form of Indemnification Agreement(1)

10.4	Real Estate Purchase Agreement(3)

11.1	Employment Agreement with Wayne R. Holbrook*

11.2	Employment Agreement with Richard Howard(4)

16.1	Letter regarding change in accountant(5)

21.1	List of company subsidiaries*

99.1	Certification of Clinton H. Howard Pursuant to Section 906

99.2	Certification of Steven E. Brown Pursuant to Section 906

*	Filed herewith

(1)	Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(2)	Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000
(4)	Incorporated by reference to the Annual Report on Form 10-K filed April 2, 2001.
(5)	Incorporated by reference to the Current Report on Form 8-K/A filed January 10, 2001

(b)	Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BODYCARE, INC., a Nevada corporation

Date:	March 31, 2003	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard Clinton H. Howard	Chairman of the Board of Directors and Chief Executive Officer	March 31, 2003

/s/ Steven E. Brown Steven E. Brown	Director, Vice President- Chief Financial Officer	March 31, 2003

/s/ Wayne R. Holbrook Wayne R. Holbrook	Director, President	March 31, 2003

/s/ Kenneth L. Sabot Kenneth L. Sabot	Director, Senior Vice President- Operations	March 31, 2003

/s/ Joseph S. Schuchert Joseph S. Schuchert	Director	March 31, 2003

/s/ Leonid Lapp Leonid Lapp	Director	March 31, 2003

ROYAL BODYCARE, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Clinton H. Howard, certify that:

1.	I have reviewed this annual report on Form 10-K of Royal BodyCare, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/  Clinton H. Howard

Clinton H. Howard

Chairman of the Board

and Chief Executive Officer

ROYAL BODYCARE, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven E. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of Royal BodyCare, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/  Steven E. Brown

Steven E. Brown

Vice President – Finance and

Chief Financial Officer

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Royal BodyCare, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note D to the consolidated financial statements, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000 have been restated.

As discussed in Note G to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.

GRANT THORNTON LLP

Dallas, Texas

March 21, 2003 (except for Note C,

    as to which the date is March 27, 2003)

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS	2002	2001
		(Restated–Note D)
Current assets
Cash and cash equivalents	$626,933	$600,828
Interest bearing deposit	—	125,000
Accounts receivable, net of allowance for doubtful accounts of $100,279 and $102,849, respectively	169,993	699,157
Inventories	1,757,088	2,422,579
Deferred income taxes	13,312	4,784
Prepaid expenses	135,804	160,980
Assets of discontinued operations	—	39,807

Total current assets	2,703,130	4,053,135

Property and equipment, net of accumulated depreciation	5,450,766	5,796,111

Intangible assets, net of accumulated amortization	2,458,855	2,501,262

Other assets	268,947	238,656

	$10,881,698	$12,589,164

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$1,124,837	$1,043,775
Accrued liabilities	1,745,678	2,014,795
Current maturities of long-term debt	872,059	923,083
Lines of credit	245,585	341,468
Liabilities of discontinued operations	83,862	329,092

Total current liabilities	4,072,021	4,652,213

Long-term debt, less current maturities	3,205,658	3,903,840
Long-term debt of discontinued operations, less current maturities	262,426	291,183

Shareholders’ equity
Preferred stock, $.10 par value; authorized 20,000,000 shares; none outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 13,956,294 shares issued and outstanding in 2002 and 2001	13,956	13,956
Additional paid-in capital	12,179,078	12,179,078
Accumulated deficit	(8,719,452)	(8,315,880)
Accumulated other comprehensive loss	(131,989)	(135,226)

	3,341,593	3,741,928

	$10,881,698	$12,589,164

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2002	2001	2000
		(Restated – Note D)	(Restated – Note D)

Sales	$26,284,907	$33,818,747	$39,984,072
Cost of sales	8,430,009	10,318,164	11,539,801

Gross profit	17,854,898	23,500,583	28,444,271

Operating expenses
General and administrative	8,440,567	9,705,559	11,415,024
Distributor commissions	8,661,324	12,157,479	15,261,794
Depreciation and amortization	625,034	882,863	692,380

Total operating expenses	17,726,925	22,745,901	27,369,198

Operating profit	127,973	754,682	1,075,073

Interest expense	388,483	396,330	177,305
Loss on disposition of assets	158,352	702,949	8,593

	546,835	1,099,279	185,898

Earnings (loss) from continuing operations before income taxes	(418,862)	(344,597)	889,175

Income tax expense (benefit)	10,110	(103,828)	404,178

Earnings (loss) from continuing operations	(428,972)	(240,769)	484,997

Earnings (loss) from discontinued operations, net of tax	25,400	(873,866)	45,729

Net earnings (loss)	$(403,572)	$(1,114,635)	$530,726

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.03)	$(0.02)	$0.04
Earnings (loss) from discontinued operations	—	(0.06)	0.00

Basic and diluted earnings (loss) per share	$(0.03)	$(0.08)	$0.04

Basic and diluted weighted average shares outstanding	13,956,294	13,949,627	13,916,294

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2000, as previously reported	13,916,294	$13,916	$12,147,818	$(7,785,407)	$11,725	$4,388,052

Cumulative effect of prior period adjustments (Note D)	—	—	—	53,436	—	53,436

Balance at January 1, 2000, as restated	13,916,294	13,916	12,147,818	(7,731,971)	11,725	4,441,488

Other comprehensive income
Net earnings (restated – Note D)	—	—	—	530,726	—	530,726
Foreign currency translation adjustment	—	—	—	—	(107,693)	(107,693)

Total comprehensive income, as restated						423,033

Issuance of stock options for services	—	—	11,300	—	—	11,300

Balance at December 31, 2000, as restated	13,916,294	13,916	12,159,118	(7,201,245)	(95,968)	4,875,821

Other comprehensive loss
Net loss (restated – Note D)	—	—	—	(1,114,635)	—	(1,114,635)
Foreign currency translation adjustment	—	—	—	—	(39,258)	(39,258)

Total comprehensive loss, as restated						(1,153,893)

Issuance of stock for services	40,000	40	19,960	—	—	20,000

Balance at December 31, 2001, as restated	13,956,294	13,956	12,179,078	(8,315,880)	(135,226)	3,741,928

Other comprehensive income
Net loss	—	—	—	(403,572)	—	(403,572)
Foreign currency translation adjustment	—	—	—	—	3,237	3,237

Total comprehensive loss						(400,335)

Balance at December 31, 2002	13,956,294	$13,956	$12,179,078	$(8,719,452)	$(131,989)	$3,341,593

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2002	2001	2000
		(Restated – Note D)	(Restated – Note D)
Cash flows from operating activities
Net earnings (loss)	$(403,572)	$(1,114,635)	$530,726
Less earnings (loss) from discontinued operations	25,400	(873,866)	45,729

Net earnings (loss) from continuing operations	(428,972)	(240,769)	484,997

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by continuing operations
Depreciation and amortization	625,034	882,863	692,380
Loss on disposition of assets	158,352	702,949	8,593
Deferred income taxes	(8,528)	(150,132)	358,954
Issuance of stock or stock options for services	—	20,000	11,300
Change in operating assets and liabilities
Accounts receivable	529,327	(208,733)	50,539
Interest bearing deposit	125,000	—	—
Prepaid expenses	25,304	166,839	(257,218)
Inventories	541,287	746,035	(594,282)
Other assets	(30,291)	115,385	(573,133)
Accounts payable, trade	80,129	(479,604)	630,145
Accrued liabilities	(269,324)	(206,823)	112,638

Net cash provided by operating activities of continuing operations	1,347,318	1,348,010	924,913
Net cash used in discontinued operations	(106,832)	(329,265)	(141,069)

Net cash provided by operating activities	1,240,486	1,018,745	783,844

Cash flows from investing activities
Purchase of property and equipment	(287,543)	(4,104,096)	(564,260)
Proceeds from sale of property and equipment	20,580	—	3,876

Net cash used in investing activities of continuing operations	(266,963)	(4,104,096)	(560,384)
Net cash used in discontinued operations	—	(205,000)	—

Net cash used in investing activities	(266,963)	(4,309,096)	(560,384)

Cash flows from financing activities
Net proceeds from (payments against) lines of credit	(95,270)	(71,734)	308,242
Proceeds from long-term debt	58,804	3,791,094	227,075
Payments of long-term debt	(806,709)	(580,639)	(558,817)

Net cash (used in) provided by financing activities of continuing operations	(843,175)	3,138,721	(23,500)
Net cash (used in) provided by discontinued operations	(101,948)	301,388	—

Net cash (used in) provided by financing activities	(945,123)	3,440,109	(23,500)

Effect of exchange rate changes on cash flows	(2,295)	20,182	8,377

Net increase in cash	26,105	169,940	208,337

Cash and cash equivalents at beginning of year	600,828	430,888	222,551

Cash and cash equivalents at end of year	626,933	$600,828	$430,888

Supplemental cash flow disclosures
Income taxes	$—	$—	$—
Interest	396,841	408,703	174,000

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE A – NATURE OF OPERATIONS AND ORGANIZATION

Royal BodyCare, Inc. (“RBC” or the “Company”) is engaged in the marketing of nutritional supplements and personal care products in the United States, Canada and Japan. The Company’s products are marketed through a network marketing system in which distributors, who are independent contractors, purchase products for resale to retail customers or for personal use.

RBC has also entered into agreements to license the exclusive rights to sell its nutritional and personal care products in other international markets through third party licensees in the respective countries. RBC has entered into three such arrangements to market its products. Under these agreements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States, Canada and Japan.

In August 2001, RBC, through a newly formed subsidiary, purchased substantially all of the assets of MPM Medical, Inc., a Texas corporation (“MPM Medical”). MPM Medical distributes wound care and oncology products throughout the United States. The acquisition of MPM Medical enhances RBC’s ability to market products through broadened distribution channels. RBC acquired the assets of MPM Medical for $10,000 and the assumption of certain of MPM Medical’s liabilities including a Small Business Administration guaranteed note, which the principal amount outstanding was approximately $290,000. The acquisition of MPM Medical was not significant to RBC’s financial statements.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of RBC, and its wholly-owned subsidiaries; Royal BodyCare USA, Inc., Royal BodyCare Canada, Inc., Pure Life International Products, Inc., BizAdigm, Inc. and MPM Medical, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated.

Translation of Foreign Currencies—All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as a component of other comprehensive income in shareholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

Revenue Recognition and Deferred Revenue—Sales are recorded when the product is shipped and title passes to the distributor and/or customer. Payments received for unshipped products are recorded as deferred revenue and are included in other current liabilities. The Company generally requires cash or credit payment at the point of sale for nutritional products and personal care products.

Inventories—Inventories consisting of raw materials and bulk products, packaging materials and finished goods are stated at the lower of cost of market. The cost of inventories is determined using the first in, first out method.

Cash Equivalents—For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

Property and Equipment—Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the related assets, principally on the straight-line method, ranging from three to twenty-five years.

Intangible Assets and Amortization—The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. Distribution contracts, copywrites, trademarks, registrations and other intangibles are amortized over average lives of 8, 19 and 11 years, respectively.

Accounting for Impairment of Long-Lived Assets—The Company evaluates all long-lived assets, including all intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Income Taxes—The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

Earnings (Loss) Per Share—Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible debt.

Credit Risk—Trade accounts receivable arise in the normal course of business and primarily relate to sales of products to the distributor network throughout the United States, Canada and its overseas licensees. Such receivables are unsecured. Ongoing credit evaluations are performed on the entities from whom such accounts are receivable.

Accounting Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.

Financial Instruments—The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar debt offered having the same or similar maturities and collateral requirements. At December 31, 2002, fair value of the long-term debt was $3,377,000 which is $252,000 above the carrying value of $3,125,000.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

Segment Information—The Company’s operations involve two operating segments: the Nutritional Products segment and the Medical Products segment. Nutritional products are developed and distributed to a network of independent distributors operating primarily in North America and to licensees operating in certain other countries outside of North America. Medical products are developed and sold throughout the United States through medical/surgical supply dealers and pharmaceutical distributors to medical institutions such as hospitals, nursing homes and pharmacies.

Internal Software Development Costs—Software development costs for internally used software are capitalized when technological feasibility for the project is established up to the time the product is ready for use. Amortization of capitalized costs begins when the software is ready for its intended use and after substantially all tests to determine whether the software is operational have been completed. Internally developed software is amortized over 3-5 years.

Product Return Policy—Returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% percent of the sales price to the distributor less a ten percent restocking fee and commissions paid. Returned product damaged during shipment to the distributor is replaced by the Company. Return of product other than that which was damaged at the time of receipt by a distributor constitutes potential cancellation of the distributorship.

Advertising—Advertising expense is charged to operations when incurred. Advertising expense has not been significant for 2002, 2001 or 2000.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as the amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income (loss) is attributed to translation gains or losses of foreign currencies.

Stock-Based Compensation—At December 31, 2002, the Company has a long-term incentive plan for the benefit of certain key employees, officers and directors, which is described more fully in Note K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Net earnings (loss), as reported	$(403,572)	$(1,114,635)	$530,726
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(66,761)	(79,989)	(95,263)

Pro forma net earnings (loss)	$(470,333)	$(1,194,624)	$435,463

Earnings (loss) per share – basic and diluted
As reported	$(0.03)	$(0.08)	$0.04
Pro forma	(0.03)	(0.09)	0.03

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 145 percent for 2000; average risk-free interest rate of 5.19 percent for 2000; average expected life of 4.5 years for 2000; no dividend yield. There were no options granted in 2002 or 2001. The weighted-average fair value of options granted in 2000 was $0.78.

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

New Accounting Pronouncements –

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

Stock-Based Employee Compensation

In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—continued

for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

Accounting for Guarantees

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 financial statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

Reclassifications—Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

NOTE C – LIQUIDITY

During 2002 and 2001, the Company incurred net losses and a decline in working capital. At December 31, 2002, the Company had cash and cash equivalents of $627,000 and a working capital deficiency of $1,400,000. To improve its working capital position, on March 27, 2003, the Company sold 4,000,000 shares of its common stock at an aggregate price of $400,000 to its licensee in the former Soviet Union. The president of this licensee, Coral Club International, Inc., is a member of the Company’s Board of Directors. Additionally, the Company’s founder and Chairman has committed to purchase up to $200,000 of the Company’s common stock during the month of April 2003. Management of the Company has also

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE C – LIQUIDITY—continued

taken certain actions that it believes will help improve future operating results. During 2002, the Company began manufacturing the key raw materials used in products that account for more than 50% of consolidated sales. The Company’s cost to manufacture these raw materials is less than it paid the former supplier for these materials. In addition, the Company has undertaken other cost cutting measures that will reduce its administrative expenses in 2003, while implementing marketing strategies and programs it believes will improve retention of its distributor base and reverse the declining sales trend the Company has experienced during the past three years. However, there can be no assurances that these efforts will be successful to allow the Company to avoid a further decline in its sales.

NOTE D – RESTATEMENT OF FINANCIAL STATEMENTS

As a result of a review of its accounting records in the normal course of business during 2002, the Company has restated its previously reported audited financial statements for the years ended December 31, 2001 and 2000, and recorded a prior period adjustment to its beginning accumulated deficit as of January 1, 2000.

In its review, the Company determined that it had recorded excess distributor commission expense of $36,964 and $31,037 in 2001 and 2000, respectively, and that it should have reversed in 1999 an $80,436 reserve that was on its books related to litigation that was settled in 1999. The Company previously reported net earnings (loss) of $(1,189,199), or $(0.09) per share, and $510,289, or $0.04 per share, in 2001 and 2000, respectively. The restatement resulted in the Company reporting net earnings (loss) of $(1,114,635), or $(0.08) per share, and $530,726, or $0.04 per share, in 2001 and 2000, respectively. Also as a result of the restatement, the Company reduced its beginning accumulated deficit as of January 1, 2000 from $7,785,407 to $7,731,971.

A summary of the significant effects of the restatement is set forth below:

	December 31, 2001		December 31, 2000
	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated
Consolidated statements of operations data for the year ended:

Distributor commissions	$12,194,443	$12,157,479	$15,292,831	$15,261,794
Earnings (loss) from continuing operations before income taxes	(381,561)	(344,597)	858,138	889,175
Income tax expense (benefit)	(66,228)	(103,828)	393,578	404,178
Earnings (loss) from continuing operations	(315,333)	(240,769)	464,560	484,997
Net earnings (loss)	(1,189,199)	(1,114,635)	510,289	530,726

Consolidated balance sheet data as of:
Cash	452,391	600,828	319,415	430,888
Deferred tax asset	4,784	4,784	98,542	60,942
Current assets	3,904,698	4,053,135	5,108,029	5,181,902
Total assets	12,440,727	12,589,164	10,833,946	10,907,819
Accumulated deficit	(8,464,317)	(8,315,880)	(7,275,118)	(7,201,245)
Shareholders’ equity	3,593,491	3,741,928	4,801,948	4,875,821

(1)	Amounts include the effect of certain reclassifications made to conform to 2002 presentation primarily associated with the discontinued operations of BizAdigm, Inc.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE E – INVENTORIES

At December 31, 2002 and 2001, inventories consist of the following:

	2002	2001
Raw materials and bulk products	$410,886	$814,009
Packaging materials	304,019	321,044
Finished goods	1,042,183	1,287,526

	$1,757,088	$2,422,579

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2002 and 2001, property and equipment consist of the following:

	2002	2001
Building and improvements	$2,729,984	$2,716,452
Computer software and office equipment	3,144,067	2,927,084
Warehouse equipment	262,525	247,061
Automotive equipment	73,848	118,079
Leasehold improvements	41,255	40,859

	6,251,679	6,049,535
Less accumulated depreciation and amortization	1,942,086	1,394,597

	4,309,593	4,654,938
Land	1,141,173	1,141,173

	$5,450,766	$5,796,111

NOTE G – INTANGIBLE ASSETS

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, annual goodwill amortization of approximately $156,000 is no longer being recognized. The Company completed a transitional impairment test of all intangible assets by March 31, 2002, and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. No impairment losses were recognized as a result of this testing or throughout the remainder of 2002.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE G – INTANGIBLE ASSETS—continued

Intangible assets consist of the following:

	Average life (years)	December 31, 2002		December 31, 2001
		Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets
Distribution contracts	8	$277,369	$(46,827)	$277,369	$(13,877)
Copywrites, trademarks and other registrations	19	99,100	(7,267)	99,100	(1,982)
Other	11	47,600	(6,174)	47,600	(2,002)

Total amortizable intangible assets		424,069	(60,268)	424,069	(17,861)

Intangible assets not subject to amortization:
Goodwill		3,222,349	(1,127,295)	3,222,349	(1,127,295)

Total intangible assets		$3,646,418	$(1,187,563)	$3,646,418	$(1,145,156)

Amortization expense related to intangible assets, excluding goodwill, totaled $42,407 and $17,861 for the years ended December 31, 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of December 31, 2002 is as follows:

2003	$42,407
2004	42,407
2005	42,407
2006	42,407
2007	42,407
Thereafter	151,766

Total	$363,801

In contrast to accounting standards in effect during 2001 and 2000, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill. The information presented below reflects adjustments to information reported in 2001 and 2000 as if SFAS 142 had been applied in those years. The adjustments include the effects of not amortizing goodwill.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE G – INTANGIBLE ASSETS—continued

	Year Ended December 31,
	2002	2001 (Restated)	2000 (Restated)
Earnings (loss) from continuing operations:
As reported	$(428,972)	$(240,769)	$484,997
Goodwill amortization, net of income tax	—	155,732	103,811

As adjusted	$(428,972)	$(85,037)	$588,808

Earnings (loss) from continuing operations per share – basic and diluted:
As reported	$(0.03)	$(0.02)	$0.04
Goodwill amortization, net of income tax	0.00	0.01	0.00

As adjusted	$(0.03)	$(0.01)	$0.04

NOTE H – ACCRUED LIABILITIES

At December 31, 2002 and 2001 accrued liabilities consist of the following:

	2002	2001
Distributor commissions	$936,300	$1,247,118
Deferred revenue for unshipped orders	354,509	179,763
Salaries and wages	296,953	337,230
Sales and other taxes	61,993	173,378
Interest	28,640	36,998
Other	67,283	40,308

Total	$1,745,678	$2,014,795

NOTE I – LINES OF CREDIT

At December 31, 2002 and 2001 lines of credit consist of the following:

	2002	2001
Line of credit ($250,000 maximum) at prime plus 1.0%	$—	$200,000
Line of credit ($100,000 maximum) at prime plus 3.25%	100,000	100,000
Line of credit ($50,000 maximum) at prime plus 4.0%	35,042	40,866
Line of credit ($155,000) at prime plus 1.0%	110,543	602

Total	$245,585	$341,468

The prime rate was 4.25% at December 31, 2002. The lines of credit are collateralized by the Company’s accounts receivable and inventories. The lines generally mature over a 12-month period.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE J – LONG-TERM OBLIGATIONS

At December 31, 2002 and 2001 long-term obligations consist of the following:

	2002	2001
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,863,363	$2,947,447
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, payable in monthly installments of $3,483 through March 2003 at which time a final installment of $255,000 is due	261,398	284,032
Note payable to bank bearing interest at prime plus .5% due in monthly installments of $7,474 through March 2006	265,842	300,792
U. S. Small Business Administration note bearing interest at prime plus 2.75% due in monthly installments of approximately $4,700 through July 2008	243,422	277,062
Notes payable to banks bearing interest at rates ranging from 4.9% to 10.4%, payable through 2005, collateralized by automobiles	31,519	67,333
Note payable to bank bearing interest at 9%, due in monthly installments of $2,146, paid in full during 2002	—	22,490
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32 (there were no conversions in 2002 or 2001)	128,000	193,000
Settlement to former marketing consultant and distributor, payable $5,000 per month through April 2004, settlement is without interest and has been discounted at 10%	74,606	124,406

Capital Lease Obligations	199,567	585,361
Other	10,000	25,000

	4,077,717	4,826,923

Less – current maturities	872,059	923,083

	$3,205,658	$3,903,840

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE J – LONG-TERM OBLIGATIONS—continued

Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 15%.

Long-term obligation payments payable in the next five years are as follows:

December 31,	Debt	Capital leases
2003	$711,540	$173,096
2004	292,092	40,607
2005	181,019	—
2006	160,237	—
2007	172,984	—
Thereafter	2,360,278	—

	3,878,150	213,703
Less amount representing interest	—	14,136
Less current maturities	711,540	160,519

	$3,166,610	$39,048

NOTE K – CAPITAL TRANSACTIONS

Issuance of Common Stock

In 2001, the Company issued 40,000 shares of common stock to an individual in consideration of services rendered in connection with the acquisition of the Company’s headquarters in March 2001.

Private Placements

In 1998, the Company sold 255,449 shares of unregistered common stock at prices ranging from $1.35 to $1.66 per share. In addition, the Company granted warrants to purchase 216,932 shares of common stock, exercisable through October 2003 at an exercise price of $2.00 per share. Each of the warrants are outstanding at December 31, 2002. The offering raised $389,476.

Stock Options

The Company has a stock option plan (“The 1998 Stock Option Plan”). The Plan reserves 500,000 shares under the Plan.

As of December 31, 2002, directors, officers and key employees have been granted options to acquire 62,000 shares of common stock that vest periodically through 2004. The options have been granted at prices ranging from $.50 to $.91 per share, which were the market prices of the shares on the dates granted. The options expire at various dates through 2005.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE K – CAPITAL TRANSACTIONS—continued

The Company has entered into stock option agreements outside of the Plan. As of December 31, 2002, individuals have been granted options to acquire 728,840 shares of common stock. These options, which were fully vested at December 31, 2000, were granted at prices ranging from $.50 to $1.55 per share, which were the market prices of the shares on the dates granted. These options expire at various dates through 2018.

Changes in our stock options are as follows:

	Shares	Exercise price	Weighted- average exercise price
Outstanding at January 1, 2000	1,113,120	$0.73 – $2.40	$1.08
Granted	172,000	0.50 – 1.06	0.93
Exercised	—	—	—
Canceled or expired	(122,600)	0.73 – 2.00	1.19

Outstanding at December 31, 2000	1,162,520	0.50 – 2.40	1.04
Granted	—	—	—
Exercised	—	—	—
Canceled or expired	(150,820)	0.77 – 1.54	1.16

Outstanding at December 31, 2001	1,011,700	0.50 – 2.40	0.97
Granted	—	—	—
Exercised	—	—	—
Canceled or expired	(220,860)	1.06 – 2.40	1.15

Outstanding at December 31, 2002	790,840	0.50 – 1.55	0.93

Exercisable at December 31, 2002	764,840

Exercisable at December 31, 2001	970,200

Exercisable at December 31, 2000	1,051,770

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE K – CAPITAL TRANSACTIONS—continued

Stock options outstanding and exercisable at December 31, 2002 are summarized as follows:

Range of exercise price	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.50 – $0.78	152,000	5.0 years	$0.59	131,000	$0.56
0.81	300,000	15.8 years	0.81	300,000	0.81
0.88 – 1.22	157,080	.8 years	0.96	152,080	0.96
1.24 – 1.55	181,760	.6 years	1.36	181,760	1.36

	790,840			764,840

NOTE L – INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% follows:

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Federal income tax expense (benefit) at statutory rate	$(142,413)	$(117,163)	$302,320

State income taxes, net of federal benefit	(11,258)	(14,260)	24,647
Non-deductible expenses and other	4,779	2,581	59,725
NOL utilized by discontinued operations	9,398	—	—
Change in valuation allowance	134,096	—	—
Effect of foreign operations, net of foreign tax credits	15,508	25,014	17,486

Income tax expense (benefit)	$10,110	$(103,828)	$404,178

The valuation allowance in 2001 represents a reserve against net operating losses from discontinued operations which is an asset of continuing operations, but it is more likely than not that this asset will not be realized in future years.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE L – INCOME TAXES—continued

Deferred tax assets and liabilities at December 31, 2002 and 2001 are comprised of the following:

	December 31,
	2002	2001
		(Restated)
Deferred tax assets
Accrued liabilities	$54,334	$46,031
Accounts receivable and other assets	27,604	74,000
Deferred revenue	—	14,519
Net operating loss carryforward	1,072,557	675,676
Other	13,534	—

	1,168,029	810,226
Valuation allowance	(417,374)	(283,278)

Net deferred tax assets	750,655	526,948

Deferred tax liabilities
Property and equipment	(612,667)	(401,017)
Intangible assets	(124,676)	(71,231)
Other	—	(49,916)

Deferred tax liabilities	(737,343)	(522,164)

Net deferred tax assets	$13,312	$4,784

The Company has net operating loss carryforwards of approximately $2,899,000 that expire from 2016 to 2022.

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Current
Federal	$—	$(11,000)	$11,000
Foreign	18,638	57,304	34,224
Deferred
Federal	—	(153,351)	371,081
Foreign	(8,528)	3,219	(12,127)

Income tax expense (benefit)—continuing operations	$10,110	$(103,828)	$404,178

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2005. Rental expense under non-cancelable operating leases totaled $478,000, $577,000 and $856,000 in 2002, 2001 and 2000, respectively. Future minimum payments under non-cancelable operating leases are as follows:

December 31,
2003	$354,234
2004	239,268
2005	110,135

$703,637

Employee Benefit Plan

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than two months. The Company does not make matching contributions.

Lightforce Acquisition

In connection with the acquisition of Lightforce, Inc. in 1996, the seller received a lifetime 5% commission on all sales of Lightforce products. This commission amounted to $103,000, $107,000 and $117,000 in 2002, 2001 and 2000, respectively.

Contingencies

On May 29, 2002, the Company filed suit against a former supplier and member of its Board of Directors (G. Patrick Flanagan), and certain others (“Defendants”) requesting injunctive and monetary relief and alleging, among other causes of action, breach of contract, conspiracy, fraud, breach of fiduciary duty, disparagement, tortuous interference and unlawful restraint of trade. On July 26, 2002, the Court granted an Agreed Injunction that enjoined the Defendants and other parties acting in concert with them from, among other things, refusing to sell certain raw materials to the Company and disparaging Royal BodyCare, Inc. and its officers, directors, employees or its products. In connection with this suit, on August 16, 2002, the Defendants filed a counter claim against the Company alleging, among other causes of action, unfair competition, breach of contract and conspiracy.

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE M – COMMITMENTS AND CONTINGENCIES—continued

or certain entities to which he is related. In addition, the parties agreed not to disparage the other, its products, its directors, officers or employees, and not to send unsolicited communications to any known customer of the other.

Apart from the litigation described above, the Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

NOTE N – DISCONTINUED OPERATIONS

In December 2000, RBC created a new subsidiary named BizAdigm, Inc. (BizAdigm) to offer various internet products through a network of independent distributors similar in approach to the marketing of RBC’s nutritional and personal care products. Due to low sales volume, RBC discontinued the operations of BizAdigm during the second quarter of 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment of Long-Lived Assets”, which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

Consequently, the operating results of BizAdigm, which was discontinued in the second quarter of 2002, are classified as discontinued operations. Assets and liabilities of BizAdigm are included in “Assets of Discontinued Operations”, “Liabilities of Discontinued Operations” and “Long Term Debt of Discontinued Operations”, at December 31, 2002 and 2001, respectively.

In 1998, the Company discontinued the operations of Great Xpectations Marketing, Inc. (GXI). GXI had no assets at December 31, 2002 or 2001 and no liabilities at December 31, 2002. Its liabilities of $100,000 at December 31, 2001 are included in “Liabilities of Discontinued Operations”.

The assets of discontinued operations represent prepaid expenses; liabilities of discontinued operations represent accounts payable, accrued commissions and other expenses, and the current portion of long-term debt. The long-term debt of discontinued operations are capital lease and other long-term borrowing arrangements that mature at various dates through 2004.

Earnings (loss) from discontinued operations represent the net result of activities associated with BizAdigm and activities associated with GXI. Included in earnings (loss) from discontinued operations in 2002 are earnings of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that the Company has now determined will not have to be paid. Also included in earnings (loss) from discontinued operations are recognized losses of $74,600 and $873,866, net of income tax benefits, in 2002 and 2001, respectively, related to BizAdigm operations. BizAdigm’s losses represented the excess of selling,

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE N – DISCONTINUED OPERATIONS – continued

general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $45,000 and $799,000 in 2002 and 2001, respectively. BizAdigm’s loss in 2001 includes the write-off of the Company’s investment in BizAdigm’s assets of $490,000. Earnings (loss) from discontinued operations in 2000 are earnings of GXI resulting from the settlement of liabilities at less than recorded amounts, net of income taxes.

NOTE O – NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company had the following non-cash investing and financing activities:

	2002	2001	2000
Fixed asset purchases by capital leases	$—	$575,256	$376,168

NOTE P – SEGMENTS AND GEOGRAPHIC AREA

The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products. The Nutritional Products segment manufactures and distributes a line of over 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed under the Royal BodyCare® trade name and are distributed by a network of independent distributors operating primarily in North America and by licensees operating in certain other countries outside of North America. The Medical Products segment markets a line of approximately 25 wound care and oncology products under the MPM Medical trade name. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies throughout the United States through a network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through a nationwide network of pharmaceutical distributors. The Medical Products segment was not disclosed separately in the prior year, the year MPM Medical was acquired, because its operations did not meet the criteria for separate segment disclosure. The operating results of the Medical Products segment in 2001 have been reclassified from the Nutritional Products segment.

The accounting policies of the segments are the same as those described in Note A. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE P – SEGMENTS AND GEOGRAPHIC AREA—continued

Segment information is as follows (in thousands):

Year ended December 31, 2002
	Nutritional Products	Medical Products	Consolidated
Sales to external customers	$25,115	$1,170	$26,285
Depreciation and amortization	595	30	625
Operating profit (loss)	294	(166)	128
Capital expenditures	288	—	288
Total assets	10,284	598	10,882

Year ended December 31, 2001 (Restated)
	Nutritional Products	Medical Products	Consolidated
Sales to external customers	$33,416	$403	$33,819
Depreciation and amortization	872	11	883
Operating profit (loss)	781	(26)	755
Capital expenditures	4,104	—	4,104
Total assets	12,063	526	12,589

Financial information summarized geographically for the years ended December 31, 2002, 2001 and 2000 is listed below (in thousands):

	Sales to external customers	Long-Lived assets
Year ended December 31, 2002
Domestic	$18,619	$7,726
Canada	3,752	453
All others	3,914	—

Totals	$26,285	$8,179

Year ended December 31, 2001 (Restated)
Domestic	$25,087	$8,062
Canada	5,781	474
All others	2,951	—

Totals	$33,819	$8,536

Year ended December 31, 2000 (Restated)
Domestic	$30,353	$5,246
Canada	7,384	580
All others	2,247	—

Totals	$39,984	$5,826

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE P – SEGMENTS AND GEOGRAPHIC AREA – continued

The Company recorded sales in the amount of $2,674,000 to its licensee in the former Soviet Union in the year ended December 31, 2002. In no other case did a customer of the Company account for more than ten percent of net sales for the years ended December 31, 2002, 2001 or 2000.

NOTE Q – EARNINGS (LOSS) PER SHARE

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)

Earnings (loss) from continuing operations	$(428,972)	$(240,769)	$484,997

Basic EPS

Weighted average common shares outstanding during period – basic and diluted	13,956,294	13,949,627	13,916,294

Earnings (loss) per common share from continuing operations – basic and diluted	$(0.03)	$(0.02)	$0.04

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for 2002, 2001 and 2000 and accordingly have been excluded from the computation.

For 2002, 2001 and 2000 all stock options and warrants outstanding in the respective periods were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore, anti-dilutive.

NOTE R – FOURTH QUARTER ADJUSTMENTS IN 2001

The Company recorded significant adjustments totaling $933,000 during the fourth quarter of 2001. Following are descriptions of these adjustments.

Web Site Software—In December 2000, the Company entered into a contract with a software development company to design, program, maintain and host a new web site for the Company. The Company wrote off its investment of $253,000 when the software development company became insolvent.

Japan assets—In June 2001, the Company entered into an agreement to reacquire the license it had previously granted to a third party to market its products in Japan. As part of this agreement, the Company acquired assets, mainly computer software, used in the Japan operations. In connection with a restructuring of operations in Japan in December 2001, the Company determined that it no longer had use for certain of these assets resulting in a write off of $160,000.

Other Assets—In December 2001, the Company identified certain ineffective marketing programs that it decided to eliminate or change. In connection with this effort, the Company wrote off inventories and other assets associated with these programs in the amount of $277,000.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2002, 2001 and 2000

NOTE R – FOURTH QUARTER ADJUSTMENTS IN 2001—continued

Insurance Recovery—On July 1, 2001, the Company’s U. S. headquarters facility was damaged when a portion of the warehouse roof collapsed during a heavy rainstorm. This loss was fully insured. In December 2001 the amount of damages was determined by the insurance company and the Company recorded the proceeds of $247,000 related to its claim for lost profits and property damage.

BizAdigm—Based on BizAdigm’s 2001 operating results, the Company concluded that it may not be able to realize its investment in the assets of BizAdigm through future operations. As a result, the Company wrote off its investment in the assets of BizAdigm in the amount of $490,000. As a result of the Company’s decision to discontinue the operations of BizAdigm in the second quarter of 2002, this write-off is included in earnings (loss) from discontinued operations in the accompanying financial statements.

NOTE S – RELATED PARTY TRANSACTIONS

Until May 2002, the Company had been granted a license to sell certain products by Flanagan Technologies, a company controlled by a former director. This director was appointed in June 2000 and resigned in March 2002. During 2002, 2001 and 2000, the Company paid $913,000, $2,500,000 and $3,800,000, respectively, to the former director’s company for products purchased under the license agreement.

The Chief Executive Officer of the Company has guaranteed the mortgage note relating to the acquisition of the corporate headquarters facility and the debt assumed in connection with the acquisition of MPM Medical amounting to $2,863,000 and $243,000, respectively, at December 31, 2002.