Form 10-Q
period 2003-03-31
ROYAL BODYCARE INC/NV
filed 2003-05-15
CIK 830052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

☒ YES ☐ NO

Shares of common stock, par value $0.001, outstanding at May 1, 2003:

17,956,294

Item 1. FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$690,504	$626,933
Accounts receivable	145,457	169,993
Inventories	1,672,716	1,757,088
Deferred income tax assets	14,307	13,312
Prepaid expenses and other	123,507	135,804

Total current assets	2,646,491	2,703,130

Property & equipment, net	5,316,701	5,450,766

Intangible assets, net	2,448,253	2,458,855

Other assets	264,366	268,947

	$10,675,811	$10,881,698

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$575,571	$1,124,837
Accrued liabilities	1,871,647	1,745,678
Current maturities of long-term debt	843,378	872,059
Lines of credit	236,186	245,585
Liabilities of discontinued operations	297,734	83,862

Total current liabilities	3,824,516	4,072,021

Long term debt, less current maturities	3,102,741	3,205,658
Long term liabilities of discontinued operations	—	262,426

Shareholders' equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,956,294 and 13,956,294 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	17,956	13,956
Additional paid-in capital	12,575,078	12,179,078
Accumulated deficit	(8,734,072)	(8,719,452)
Accumulated other comprehensive loss	(110,408)	(131,989)

	3,748,554	3,341,593

	$10,675,811	$10,881,698

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarter Ended March 31,
	2003	2002

Sales	$4,800,590	$7,262,616

Cost of goods sold	1,192,465	2,223,280

Gross margin	3,608,125	5,039,336

Operating expenses
Distributor commissions	1,597,049	2,548,380
General and administrative	1,802,361	2,204,491
Depreciation and amortization	159,424	153,187

Total operating expenses	3,558,834	4,906,058

Operating profit	49,291	133,278

Interest expense	83,013	105,944
Loss on disposition of assets	—	13,935
Other income	(19,102)	—

	63,911	119,879

Earnings (loss) from continuing operations before income taxes	(14,620)	13,399

Provision for income taxes	—	—

Earnings (loss) from continuing operations	(14,620)	13,399

Loss from discontinued operations	—	(32,059)

Net loss	$(14,620)	$(18,660)

Earnings (loss) per share – basic and diluted:
Earnings (loss) from continuing operations per share	$(0.00)	$0.00
Loss from discontinued operations per share	0.00	(0.00)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	15,289,627	13,956,294

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(14,620)	$(18,660)
Less loss from discontinued operations	—	(32,059)

Earnings (loss) from continuing operations	(14,620)	13,399
Adjustment for non-cash items:
Depreciation and amortization	161,095	153,187
Change in operating assets and liabilities
Accounts receivable	26,544	173,229
Inventories	128,249	(186,556)
Prepaid expenses and other	17,909	(46,551)
Other assets	4,580	(8,951)
Accounts payable and accrued liabilities	(449,550)	261,402

Net cash provided (used) by operating activities of continuing operations	(125,793)	359,159
Net cash used by discontinued operations	—	(42,398)

Net cash provided (used) by operating activities	(125,793)	316,761

Cash flows from investing activities:
Purchase of property and equipment	(8,274)	(87,473)

Net cash used by investing activities	(8,274)	(87,473)

Cash flows from financing activities:
Proceeds from the sale of common stock	400,000	—
Net proceeds from (payments of) lines of credit	(17,525)	129,548
Payments of long term debt	(131,599)	(210,687)

Net cash provided (used) by financing activities of continuing operations	250,876	(81,139)
Net cash used by discontinued operations	(48,553)	(25,839)

Net cash provided (used) by financing activities	202,323	(106,978)

Effect of exchange rate changes on cash flows	(4,685)	350

Net increase in cash and cash equivalents	63,571	122,660

Cash and cash equivalents, beginning of period	626,933	600,828

Cash and cash equivalents, end of period	$690,504	$723,488

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (“RBC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. Nevertheless, it is suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the Company’s results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 2002 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2002. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note B – Nature of Operations and Organization:

RBC is principally engaged in the marketing of nutritional supplements and personal care products in the United States, Canada and Japan. The Company’s products are marketed through a network marketing system in which distributors, who are independent contractors, purchase products for resale to retail customers or for personal use.

RBC has also entered into agreements to license the exclusive rights to sell its nutritional and personal care products in certain international markets through third party licensees in the respective countries. RBC has entered into two such arrangements pursuant to which its products are presently being marketed. Under these agreements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States, Canada and Japan.

Through its wholly-owned subsidiary, MPM Medical, Inc., a Texas corporation (“MPM Medical”), the Company also distributes wound care and oncology products throughout the United States. These products are marketed under the MPM Medical trade name and are distributed through medical/surgical supply dealers and pharmaceutical distributors.

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

Consequently, the operating results of BizAdigm are classified as discontinued operations. Liabilities of BizAdigm are included in “Liabilities of Discontinued Operations” and “Long Term Liabilities of Discontinued Operations”, at March 31, 2003 and December 31, 2002. Liabilities of discontinued operations represent the current portion of long-term debt. The long-term debt of discontinued operations are capital lease and other long-term borrowing arrangements that mature at various dates through the first quarter of 2004.

The loss from discontinued operations in the quarter ended March 31, 2002 represents the operating results of BizAdigm. This loss represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $45,000.

Note C – Liquidity:

During 2002 and 2001, the Company incurred net losses and a decline in working capital. At December 31, 2002, the Company had cash and cash equivalents of $627,000 and a working capital deficiency of $1,400,000. To improve its working capital position, on March 27, 2003, the Company sold 4,000,000 shares of its common stock at an aggregate price of $400,000 to its licensee in the former Soviet Union. The president of this licensee, Coral Club International, Inc., is a member of the Company’s Board of Directors. Additionally, the Company’s founder and Chairman purchased 1,000,000 shares of our common stock for $100,000 in April 2003 and has committed to purchase up to an additional $100,000 of the Company’s common stock during the remainder of the second quarter of 2003. Management of the Company has also taken certain actions that it believes will help improve future operating results. During 2002, the Company began manufacturing the key raw materials used in products that account for more than 50% of consolidated sales. The Company’s cost to manufacture these raw materials is less than it paid the former supplier for these materials.

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

Note D – Inventories:

Inventories at March 31, 2003 and December 31, 2002 consist of the following:

	March 31, 2003	December 31, 2002
Raw materials and bulk products	$434,158	$410,886
Packaging Materials	321,910	304,019
Finished goods	916,648	1,042,183

	$1,672,716	$1,757,088

Note E – Property and Equipment:

Property and equipment at March 31, 2003 and December 31, 2002 consists of the following:

	March 31, 2003	December 31, 2002
Building and improvements	$2,729,984	$2,729,984
Computer software and office equipment	3,176,680	3,144,067
Warehouse equipment	269,779	262,525
Automotive equipment	74,845	73,848
Leasehold improvements	44,340	41,255

	6,295,628	6,251,679
Less – accumulated depreciation	2,120,100	1,942,086

	4,175,528	4,309,593
Land	1,141,173	1,141,173

	$5,316,701	$5,450,766

Note F – Intangible Assets:

Intangible assets consist of the following:

	Average life (years)	March 31, 2003		December 31, 2002
		Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets
Distribution contracts	8	$277,369	$(55,064)	$277,369	$(46,827)
Copywrites, trademarks and other registrations	19	99,100	(8,589)	99,100	(7,267)
Other	11	47,600	(7,217)	47,600	(6,174)

Total amortizable intangible assets		424,069	(70,870)	424,069	(60,268)
Intangible assets not subject to amortization:
Goodwill		3,222,349	(1,127,295)	3,222,349	(1,127,295)

Total intangible assets		$3,646,418	$(1,198,165)	$3,646,418	$(1,187,563)

Amortization expense related to intangible assets, excluding goodwill, totaled $10,600 for the quarters ended March 31, 2003 and 2002. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2003 is as follows:

Remainder of 2003	$31,805
2004	42,407
2005	42,407
2006	42,407
2007	42,407
Thereafter	151,766

Total	$353,199

Note G – Accrued Liabilities:

Accrued liabilities at March 31, 2003 and December 31, 2002 consist of the following:

	March 31, 2003	December 31, 2002
Distributor commissions	$921,559	$936,300
Deferred revenue	375,000	354,509
Salaries and wages	362,620	296,953
Sales and other taxes	106,301	61,993
Interest	26,704	28,640
Other	79,463	67,283

	$1,871,647	$1,745,678

Note H – Stock-Based Compensation:

At March 31, 2003, the Company had a long-term incentive plan for the benefit of certain key employees, officers and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended March 31,
	2003	2002
Net earnings (loss), as reported	$(14,620)	$(18,660)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(9,578)	(21,958)

Pro forma net earnings (loss)	$(24,198)	$(40,618)

Earnings (loss) per share – basic and diluted
As reported	$(0.00)	$(0.00)
Pro forma	(0.00)	(0.00)

Note I – Long Term Obligations:

At March 31, 2003 and December 31, 2002 long-term debt consists of the following:

	March 31, 2003	December 31, 2002
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,841,308	$2,863,363
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, payable in monthly installments of $3,483 through March 2004 at which time a final installment of $101,000 is due	255,488	261,398
Note payable to bank bearing interest at prime plus 2% (6.25% at March 31, 2003) due in monthly installments of $10,810 through March 2005	237,414	265,842
U. S. Small Business Administration note bearing interest at prime plus 2.75% (7.0% at March 31, 2003) due in monthly installments of approximately $4,400 through July 2008	234,508	243,422

Notes payable to banks bearing interest at rates ranging from 4.9% to 10.4%, payable through 2005, collateralized by automobiles	27,703	31,519
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	128,000	128,000
Settlement to former marketing consultant and distributor, payable $5,000 per month through April 2004, settlement is without interest and has been discounted at 10%	61,362	74,606
Capital lease obligations	150,336	199,567
Other	10,000	10,000

	3,946,119	4,077,717
Less – current maturities	843,378	872,059

	$3,102,741	$3,205,658

Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 15%.

Note J – Segments and Geographic Area:

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

Segment information is as follows (in thousands):

Quarter ended March 31, 2003
	Nutritional Products	Medical Products	Consolidated
Sales to external customers	$4,456	$345	$4,801
Depreciation and amortization	152	7	159
Operating profit (loss)	73	(24)	49
Capital expenditures	8	—	8
Total assets	10,115	561	10,676

Quarter ended March 31, 2002
	Nutritional Products	Medical Products	Consolidated
Sales to external customers	$6,992	$271	$7,263
Depreciation and amortization	146	7	153
Operating profit (loss)	174	(41)	133
Capital expenditures	87	—	87
Total assets	12,120	513	12,633

Financial information summarized geographically for the quarters ended March 31, 2003 and 2002 is listed below (in thousands):

	Sales to external customers	Long-Lived assets
Quarter ended March 31, 2003
Domestic	$3,493	$7,576
Canada	788	453
All others	520	—

Totals	$4,801	$8,029

Quarter ended March 31, 2002

Domestic	$5,422	$7,999
Canada	1,074	479
All others	767	—

Totals	$7,263	$8,478

The Company recorded sales in the amount of $431,000 and $385,000 to its licensee in the former Soviet Union during the quarters ended March 31, 2003 and 2002, respectively. No customer of the Company accounted for more than ten percent of net sales during the quarters ended March 31, 2003 or 2002.

Note K – Earnings (Loss) Per Share:

	Quarter ended March 31,
	2003	2002
Earnings (loss) from continuing operations	$(14,620)	$13,399

Weighted average common shares outstanding during period – basic and diluted	15,289,627	13,956,294

Earnings (loss) per share from continuing operations – basic and diluted	$(0.00)	$0.00

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters ended March 31, 2003 and 2002, and accordingly have been excluded from the computation.

All stock options and warrants outstanding in the respective periods were excluded from the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive.

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarter ended March 31,
	2003	2002
Net loss	$(14,620)	$(18,660)

Other comprehensive income (loss):
Foreign currency translation adjustment	21,581	(350)

Comprehensive income (loss)	$6,961	$(19,010)

Note M – Legal Proceedings:

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. The Company received payments totaling $19,000 during the first quarter of 2003 pursuant to this settlement arrangement. In addition, the parties agreed not to disparage the other, its products, its directors, officers or employees, and not to send unsolicited communications to any known customer of the other.

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical facts included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statement. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the market acceptance of our newly developed proprietary versions of silica hydride powder and other raw materials heretofore supplied by Flanagan

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential distributors to other businesses

•	reduction in demand for our products or the rate at which new distributors are recruited to join us, or an increased rate of attrition of our current distributor base

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or our distribution methods

•	a change in market conditions in the former Soviet Union, which market provided more than 10% of our revenues in 2002

•	our ability to obtain future financing to fund internal growth and future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica hydride powder and other raw materials heretofore supplied by Flanagan

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 Compared with the Quarter Ended March 31, 2002

Our sales for the quarter ended March 31, 2003 were $4,801,000 compared with sales for same quarter of the prior year of $7,263,000, a decrease of $2,462,000 or 34%. The decline in first quarter sales resulted mainly from sales declines in our traditional Nutritional Products segment in the U.S., Canadian and other international markets of $2,004,000, $285,000 and $247,000, respectively. Declines in these markets were partially offset by a net sales increase in our Medical Products segment of $74,000.

We believe that the principal factor affecting our sales has been the dispute with G. Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively “Flanagan”). We entered into a supply contract with Flanagan in 1998 that gave us the unfettered right to purchase silica hydride powder, the principal ingredient in our top selling product, Microhydrin®, and certain other proprietary raw materials. Sales of products containing Flanagan’s proprietary ingredients increased to a level that represented in excess of 50% of our sales volume. We were effectively the exclusive distributor of products containing his proprietary ingredients until December 2001 when Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Flanagan’s actions had a negative impact on the marketing efforts of our network of independent distributors. To improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002.

In contravention of our written unlimited supply agreement, on May 24, 2002, Flanagan informed us that he had signed an agreement with an Arizona-based company granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with his announcement on May 24, Flanagan and two former RBC distributors launched an aggressive negative campaign to entice our distributors to leave us and join the Arizona-based company. In addition, in breach of its license agreement with us, our European licensee announced it was doing business with Flanagan and discontinued purchasing products from us in May 2002. Sales to the European licensee were $271,000 in the first quarter of 2002.

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

Our cost of goods sold declined significantly in the first quarter of 2003 mainly as a result of the sales decline described above. Cost of goods sold for the quarter ended March 31, 2003 was $1,192,000 compared with cost of goods sold in the same quarter of the prior year of $2,223,000, a decrease of $1,031,000 or 46%. As a percentage of sales, cost of goods sold was 25% in the first quarter of 2003 compared with 31% in the first quarter of 2002. This improvement is related to the fact that we now manufacture the key raw materials used in our top-selling products. Our costs to manufacture these raw materials are less than the price we paid to purchase them from the former third party supplier.

Our distributor commissions also declined significantly in the first quarter of 2003 as a result of the decline in our sales. Distributor commissions for the quarter ended March 31, 2003 were $1,597,000 compared with distributor commissions in the same quarter of 2002 of $2,548,000, a decrease of $951,000 or 37%. In the Nutritional Products segment, distributor commissions as a percentage of sales were unchanged at 36%. On a consolidated basis, distributor commissions as a percentage of sales declined to 33% in the first quarter of 2003 compared with 35% in the same period of 2002. This percentage decline was related to the increase in sales in the Medical Products segment since commissions on sales of these products average approximately 2%.

Our general and administrative expenses for the quarter ended March 31, 2003, were $1,802,000 compared with such expenses in the same quarter of 2002 of $2,204,000, a decrease of $402,000 or 18%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 38% in the first quarter of 2003 compared with 30% in the first quarter of 2002.

Interest expense for the quarter ended March 31, 2003, was $83,000 compared with such expense in the same quarter of 2002 of $106,000, a decrease of $23,000 or 22%. This decrease was related to the repayment of long-term debt during 2002.

Other income of $19,000 recognized in the first quarter of 2003 represents payments received during the quarter pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of gross his gross revenues, as defined, up to an aggregate of $250,000.

The loss from discontinued operations in the quarter ended March 31, 2002 represents the operating results of BizAdigm. BizAdigm’s operations were discontinued during the second quarter of 2002. This loss represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $45,000.

Our net loss for the quarter ended March 31, 2003 was $15,000, or $0.00 per share, compared with a net loss in the comparable quarter of the prior year of $19,000 or $0.00 per share, an improvement of $4,000. This improvement resulted from the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2003, we had a net increase in cash of $64,000. This increase in cash resulted from net cash provided by financing activities of $202,000 that was partially offset by the net cash used by operating activities and net cash used to purchase property and equipment of $126,000 and $8,000, respectively. Net cash provided by financing activities represented the sale of 4,000,000 shares of our common stock for $400,000 that was partially offset by the repayment of long-term debt in the amount of $180,000. The common stock was sold to our licensee in the former Soviet Union. The president of this licensee, Coral Club International, is a member or our Board of Directors. Net cash used by operating activities was primarily attributable to the reduction of accounts payable during the quarter.

Our working capital increased $191,000 during the first quarter of 2003 mainly as a result of the sale of common stock. To further improve our working capital position, our founder and Chairman purchased 1,000,000 shares of our common stock for $100,000 in April 2003 and has committed to purchase up to an additional $100,000 of our common stock during the remainder of the second quarter of 2003. We have also taken certain actions that we believe will help improve future operating results. During 2002, we began manufacturing the key raw materials used in products that account for more than 50% of our sales. Our operating results in the first quarter of 2003 reflect the improvement in gross margin, as our costs to manufacture these raw materials are less than we paid to our former supplier for these materials. In addition, we have undertaken other cost cutting measures that will reduce our administrative expenses in 2003, while implementing marketing strategies and programs we believe will improve retention of our distributor base and reverse the declining sales trend we have experienced during the past three years. However, there can be no assurances that these efforts will be successful to allow us to avoid a further decline in our sales or working capital.

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

We believe that we will be able to fund moderate sales increases through our operations. Should sales growth increase beyond our ability to finance our growth internally, or should we require additional working capital before returning to profitability, we may again seek outside sources of capital including bank borrowings, other types of debt or equity financings. There is no assurance, however, that, beyond the recent financing arrangements we have undertaken as described above, we would be able to obtain any additional outside financing or on terms we would find acceptable. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

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

CONTRACTUAL CASH COMMITMENTS

The table below summarizes minimum cash obligations outstanding as of March 31, 2003:

	Payments due
Contractual Cash Obligations	Total	Remainder of 2003	2004	2005	2006 and Beyond
Long-term debt (including current portion)	$4,244,000	$776,000	$594,000	$181,000	$2,693,000
Lines of credit	236,000	236,000	—	—	—
Operating leases	605,000	280,000	220,000	105,000	—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 16% of net sales during the first quarter of 2003 and 14% of 2002 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $98,000 at March 31, 2003, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $9,800.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At March 31, 2003, we had $708,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at March 31, 2003, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $4,700.

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to us an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. In addition, the parties agreed not to disparage the other, its products, its directors, officers or employees, and not to send unsolicited communications to any known customer of the other. (For additional details, see also the Company’s Form 8-K dated March 6, 2003.)

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 99.1 – Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 – Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K dated March 6, 2003 providing information and documentation relating to the settlement of all claims and causes of actions existing between us and the former sole source supplier of “silica hydride”, the principal ingredient of our top selling product, Microhydrin®. We filed suit against this supplier on May 29, 2002 alleging, among other things, breach of contract, after the supplier announced on May 25, 2002 that he would no longer sell silica hydride to us in breach of an unlimited supply agreement between the supplier and us. On August 16, 2002, the defendants filed a counterclaim against us alleging, among other things, unfair competition, breach of contract and conspiracy. The parties entered in an agreement to settle this matter on February 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal BodyCare, Inc. Registrant

By:	/s/ Clinton H. Howard
Its:	Chief Executive Officer

By:	/s/ Steven E. Brown
Its:	Vice President-Finance and Chief Financial Officer

DATE:	May 14, 2003
Irving,	Texas

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

Date: May 14, 2003

/s/ Clinton H. Howard

Clinton H. Howard

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

Date: May 14, 2003

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