Form 10-Q
period 2003-06-30
ROYAL BODYCARE INC/NV
filed 2003-08-14
CIK 830052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Shares of common stock, par value $0.001, outstanding at July 1, 2003: 19,956,294

Item 1.	FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$685,481	$626,933
Accounts receivable	187,186	169,993
Inventories	2,065,695	1,757,088
Deferred income tax assets	15,584	13,312
Prepaid expenses and other	386,258	135,804

Total current assets	3,340,204	2,703,130
Property & equipment, net	5,187,030	5,450,766
Intangible assets, net	2,437,651	2,458,855
Other assets	265,676	268,947

	$11,230,561	$10,881,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,005,412	$1,124,837
Accrued liabilities	2,474,803	1,745,678
Current maturities of long-term debt	665,288	872,059
Lines of credit	132,395	245,585
Liabilities of discontinued operations	35,771	83,862

Total current liabilities	4,313,669	4,072,021

Long term debt, less current maturities	3,030,687	3,205,658
Long term liabilities of discontinued operations	—	262,426

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 19,956,294 and 13,956,294 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	19,956	13,956
Additional paid-in capital	12,775,578	12,179,078
Accumulated deficit	(8,832,468)	(8,719,452)
Accumulated other comprehensive loss	(76,861)	(131,989)

	3,886,205	3,341,593

	$11,230,561	$10,881,698

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,
	2003	2002
Sales	$4,709,300	$7,238,686
Cost of goods sold	1,390,840	2,502,795

Gross margin	3,318,460	4,735,891
Operating expenses
Distributor commissions	1,461,689	2,336,587
General and administrative	1,864,511	2,342,117
Depreciation and amortization	160,128	155,983

Total operating expenses	3,486,328	4,834,687

Operating loss	(167,868)	(98,796)
Interest expense	77,423	99,770
Loss on disposition of assets	—	12,689
Other income	(33,547)	—

	43,876	112,459

Loss from continuing operations before income taxes	(211,744)	(211,255)
Provision for income taxes	—	—

Loss from continuing operations	(211,744)	(211,255)
Earnings (loss) from discontinued operations	113,348	(24,723)

Net loss	$(98,396)	$(235,978)

Earnings (loss) per share - basic and diluted:
Loss from continuing operations per share	$(0.01)	$(0.02)
Earnings (loss) from discontinued operations per share	0.00	(0.00)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	19,289,627	13,956,294

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Sales	$9,509,890	$14,501,302
Cost of goods sold	2,583,305	4,726,075

Gross margin	6,926,585	9,775,227
Operating expenses
Distributor commissions	3,058,738	4,884,967
General and administrative	3,667,190	4,546,608
Depreciation and amortization	319,234	309,170

Total operating expenses	7,045,162	9,740,745

Operating profit (loss)	(118,577)	34,482
Interest expense	160,436	205,714
Loss on disposition of assets	—	26,624
Other income	(52,649)	—

	107,787	232,338

Loss from continuing operations before income taxes	(226,364)	(197,856)
Provision for income taxes	—	—

Loss from continuing operations	(226,364)	(197,856)
Earnings (loss) from discontinued operations	113,348	(56,782)

Net loss	$(113,016)	$(254,638)

Earnings (loss) per share - basic and diluted:
Loss from continuing operations per share	$(0.01)	$(0.02)
Earnings (loss) from discontinued operations per share	0.00	(0.00)

Net loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	17,289,627	13,956,294

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(113,016)	$(254,638)
Less earnings (loss) from discontinued operations	113,348	(56,782)

Loss from continuing operations	(226,364)	(197,856)
Adjustment for non-cash items:
Depreciation and amortization	323,209	309,170
Change in operating assets and liabilities
Accounts receivable	(14,896)	341,058
Inventories	(215,585)	(98,413)
Prepaid expenses and other	(236,454)	(9,306)
Other assets	3,271	(15,535)
Accounts payable and accrued liabilities	560,497	203,704

Net cash provided by operating activities of continuing operations	193,678	532,822
Net cash used by discontinued operations	—	(79,696)

Net cash provided by operating activities	193,678	453,126

Cash flows from investing activities:
Purchase of property and equipment	(20,081)	(145,539)

Net cash used by investing activities	(20,081)	(145,539)

Cash flows from financing activities:
Proceeds from the sale of common stock	600,000	—
Net proceeds from (payments of) lines of credit	(127,898)	142,374
Payments of long term debt	(430,296)	(426,885)

Net cash provided (used) by financing activities of continuing operations	41,806	(284,511)
Net cash used by discontinued operations	(146,115)	(52,788)

Net cash used by financing activities	(104,309)	(337,299)

Effect of exchange rate changes on cash flows	(10,740)	1,629

Net increase (decrease) in cash and cash equivalents	58,548	(28,083)
Cash and cash equivalents, beginning of period	626,933	600,828

Cash and cash equivalents, end of period	$685,481	$572,745

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (“RBC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. Nevertheless, it is suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and the Company’s report on Form 10-Q for the quarterly period ended March 31, 2003.

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

RBC has also entered into agreements to license the exclusive rights to sell its nutritional supplements and personal care products in certain international markets through third party licensees in the respective countries. RBC has entered into two such arrangements pursuant to which its products are presently being marketed. Under these agreements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States, Canada and Japan.

Through its wholly-owned subsidiary, MPM Medical, Inc., a Texas corporation (“MPM Medical”), the Company also distributes wound care and oncology products under the MPM Medical trade name. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies throughout the United States through a network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through a nationwide network of pharmaceutical distributors.

Discontinued Operations

In December 2000, RBC created a new subsidiary named BizAdigm, Inc. (“BizAdigm”) to offer various internet products through a network of independent distributors similar in approach to the marketing of RBC’s nutritional and personal care products. Due to low sales volume, RBC discontinued the operations of BizAdigm during the second quarter of 2002.

Consequently, the operating results of BizAdigm are classified as discontinued operations. Liabilities of BizAdigm are included in “Liabilities of Discontinued Operations” and “Long Term Liabilities of Discontinued Operations”, at June 30, 2003 and December 31, 2002. Liabilities of discontinued operations represent the current portion of long-term debt. The long-term debt of discontinued operations are capital lease and other long-term borrowing arrangements that mature at various dates through the first quarter of 2004. One such obligation was settled prior to its maturity date as described in the following paragraph.

Earnings from discontinued operations in the quarter and six months ended June 30, 2003, resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock and also the fair value of the stock option at the time this obligation was settled.

The loss from discontinued operations for the quarter ended June 30, 2002 represents general and administrative expenses related to BizAdigm operations. The loss for the six months ended June 30, 2002 represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $45,000.

Note C – Liquidity:

During 2002 and 2001, the Company incurred net losses and a decline in working capital. At December 31, 2002, the Company had cash and cash equivalents of $627,000 and a working capital deficiency of $1,400,000. To improve its working capital position, on March 27, 2003, the Company sold 4,000,000 shares of its common stock at an aggregate price of $400,000 to its licensee in the former Soviet Union. The president of this licensee, Coral Club International, Inc., is a member of the Company’s Board of Directors. Additionally, the Company’s founder and Chairman purchased 2,000,000 shares of our common stock for $200,000 during the second quarter of 2003. Management of the Company has also taken certain actions that it believes will help improve future operating results. During 2002, the Company began manufacturing the key raw materials used in products that account for more than 50% of consolidated sales. The Company’s cost to manufacture these raw materials is less than it paid the former supplier for these materials.

In addition, the Company has undertaken other cost cutting measures to reduce its administrative expenses, while implementing marketing strategies and programs it believes will improve retention of its distributor base and reverse the declining sales trend the Company has experienced during the past three years. However, there can be no assurances that these efforts will be successful to allow the Company to avoid a further decline in its sales.

Note D – Inventories:

Inventories at June 30, 2003 and December 31, 2002 consist of the following:

	June 30, 2003	December 31, 2002
Raw materials and bulk products	$777,760	$410,886
Packaging Materials	399,140	304,019
Finished goods	888,795	1,042,183

	$2,065,695	$1,757,088

Note E – Property and Equipment:

Property and equipment at June 30, 2003 and December 31, 2002 consists of the following:

	June 30, 2003	December 31, 2002
Building and improvements	$2,729,984	$2,729,984
Computer software and office equipment	3,219,092	3,144,067
Warehouse equipment	296,098	262,525
Automotive equipment	60,517	73,848
Leasehold improvements	48,297	41,255

	6,353,988	6,251,679
Less – accumulated depreciation	2,308,131	1,942,086

	4,045,857	4,309,593
Land	1,141,173	1,141,173

	$5,187,030	$5,450,766

Note F – Intangible Assets:

Intangible assets consist of the following:

	June 30, 2003			December 31, 2002
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets
Distribution contracts	8	$277,369	$(63,302)	$277,369	$(46,827)
Copywrites, trademarks and other registrations	19	99,100	(9,910)	99,100	(7,267)
Other	11	47,600	(8,260)	47,600	(6,174)

Total amortizable intangible assets		424,069	(81,472)	424,069	(60,268)

Intangible assets not subject to amortization:
Goodwill		3,222,349	(1,127,295)	3,222,349	(1,127,295)

Total intangible assets		$3,646,418	$(1,208,767)	$3,646,418	$(1,187,563)

Amortization expense related to intangible assets, excluding goodwill, totaled $10,600 for the quarters ended June 30, 2003 and 2002, and $21,200 for the six months ended June 30, 2003 and 2002. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2003 is as follows:

Remainder of 2003	$21,203
2004	42,407
2005	42,407
2006	42,407
2007	42,407
Thereafter	151,766

Total	$342,597

Note G – Accrued Liabilities:

Accrued liabilities at June 30, 2003 and December 31, 2002 consist of the following:

	June 30, 2003	December 31, 2002
Distributor commissions	$739,529	$936,300
Deferred revenue	1,268,900	354,509
Salaries and wages	288,602	296,953
Sales and other taxes	128,264	61,993
Interest	25,172	28,640
Other	24,336	67,283

	$2,474,803	$1,745,678

Note H – Stock-Based Compensation:

At June 30, 2003, the Company had a long-term incentive plan for the benefit of certain key employees, officers and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended June 30,
	2003	2002
Net loss, as reported	$(98,396)	$(235,978)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(9,578)	(16,690)

Pro forma net loss	$(107,974)	$(252,668)

Loss per share – basic and diluted
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

	Six Months Ended June 30,
	2003	2002
Net loss, as reported	$(113,016)	$(254,638)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(19,156)	(38,648)

Pro forma net loss	$(132,172)	$(293,286)

Loss per share – basic and diluted
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

Note I – Long Term Obligations:

At June 30, 2003 and December 31, 2002 long-term debt consists of the following:

	June 30, 2003	December 31, 2002
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,818,822	$2,863,363

Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, payable in monthly installments of $3,483 through June 2004 at which time a final installment of $94,000 is due	127,043	261,398
Note payable to bank bearing interest at prime plus 2% (6% at June 30, 2003) due in monthly installments of $10,810 through March 2005	208,610	265,842
U. S. Small Business Administration note bearing interest at prime plus 2.75% (6.75% at June 30, 2003) due in monthly installments of approximately $4,400 through July 2008	225,356	243,422
Notes payable to banks bearing interest at rates ranging from 4.9% to 10.4%, payable through 2005, collateralized by automobiles	23,912	31,519
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	128,000	128,000
Settlement to former marketing consultant and distributor, payable $5,000 per month through April 2004, settlement is without interest and has been discounted at 10%	47,783	74,606
Capital lease obligations	106,449	199,567
Other	10,000	10,000

	3,695,975	4,077,717
Less – current maturities	665,288	872,059

	$3,030,687	$3,205,658

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended June 30, 2003
Sales to external customers	$4,324	$385	$4,709
Depreciation and amortization	150	10	160
Operating loss	(149)	(19)	(168)
Capital expenditures	12	—	12
Total assets	10,645	586	11,231

Quarter ended June 30, 2002
Sales to external customers	$6,989	$250	$7,239
Depreciation and amortization	149	7	156
Operating loss	(24)	(75)	(99)
Capital expenditures	59	—	59
Total assets	11,532	591	12,123

Six Months ended June 30, 2003
Sales to external customers	$8,780	$730	$9,510
Depreciation and amortization	302	17	319
Operating loss	(76)	(43)	(119)
Capital expenditures	20	—	20
Total assets	10,645	586	11,231

Six Months ended June 30, 2002
Sales to external customers	$13,980	$521	$14,501
Depreciation and amortization	295	14	309
Operating profit (loss)	150	(116)	34
Capital expenditures	146	—	146
Total assets	11,532	591	12,123

Financial information summarized geographically for the quarters and six months ended June 30, 2003 and 2002 is listed below (in thousands):

	Sales to external customers	Long- Lived assets
Quarter ended June 30, 2003
Domestic	$3,238	$7,435
Canada	759	455
All others	712	—

Totals	$4,709	$7,890

Quarter ended June 30, 2002
Domestic	$5,061	$7,908
Canada	1,064	478
All others	1,114	—

Totals	$7,239	$8,386

Six Months ended June 30, 2003
Domestic	$6,731	$7,435
Canada	1,547	455
All others	1,232	—

Totals	$9,510	$7,890

Six Months ended June 30, 2002
Domestic	$10,483	$7,908
Canada	2,137	478
All others	1,881	—

Totals	$14,501	$8,386

Significant Customers

The Company recorded sales to its licensee in the former Soviet Union in the amount of $645,000 and $766,000 during the quarters ended June 30, 2003 and 2002, respectively, and $1,075,000 and $1,151,000 during the six months ended June 30, 2003 and 2002, respectively. These sales accounted for more than ten percent of net sales in the quarters ended June 30, 2003 and 2002, and in the six months ended June 30, 2003. In no other case did a customer of the Company account for more than ten percent of net sales during the quarters or six months ended June 30, 2003 or 2002.

Note K – Earnings (Loss) Per Share:

	Quarter ended June 30,
	2003	2002
Loss from continuing operations	$(211,744)	$(211,255)

Weighted average common shares outstanding during period – basic and diluted	19,289,627	13,956,294

Loss per share from continuing operations – basic and diluted	$(0.01)	$(0.02)

	Six Months ended June 30,
	2003	2002
Earnings (loss) from continuing operations	$(226,364)	$(197,856)

Weighted average common shares outstanding during period – basic and diluted	17,289,627	13,956,294

Earnings (loss) per share from continuing operations – basic and diluted	$(0.01)	$(0.02)

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and six months ended June 30, 2003 and 2002, and accordingly have been excluded from the computation.

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

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarter ended June 30,
	2003	2002
Net loss	$(98,396)	$(235,978)
Other comprehensive income (loss):
Foreign currency translation adjustment	33,547	22,361

Comprehensive loss	$(64,849)	$(213,617)

	Six Months ended June 30,
	2003	2002
Net loss	$(113,016)	$(254,638)
Other comprehensive income (loss):
Foreign currency translation adjustment	55,128	22,011

Comprehensive loss	$(57,888)	$(232,627)

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. The Company has received payments totaling approximately $53,000 during the first six months of 2003 pursuant to this settlement arrangement. In addition, the parties agreed not to disparage the other, its products, its directors, officers or employees, and not to send unsolicited communications to any known customer of the other. Additional details are set forth below at RESULTS OF OPERATIONS.

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical facts included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the market acceptance of our newly developed proprietary versions of silica hydride powder and other raw materials heretofore supplied by Flanagan

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential distributors to other businesses

•	reduction in demand for our products or the rate at which new distributors are recruited to join us, or an increased rate of attrition of our current distributor base

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or our distribution methods

•	a change in market conditions in the former Soviet Union, which market provided more than 10% of our revenues in 2002 in the first six months of 2003

•	our ability to obtain future financing to fund internal growth and future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica hydride powder and other raw materials heretofore supplied by Flanagan

RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 Compared with the Quarter Ended June 30, 2002

Our sales for the quarter ended June 30, 2003 were $4,709,000 compared with sales for same quarter of the prior year of $7,239,000, a decrease of $2,530,000 or 35%. The decline in second quarter sales resulted mainly from sales declines in our traditional Nutritional Products segment in the U.S., Canadian and other international markets of $1,957,000, $305,000 and $402,000, respectively. Declines in these markets were partially offset by a net sales increase in our Medical Products segment of $134,000.

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

In contravention of our written unlimited supply agreement, on May 24, 2002, Flanagan informed us that he had signed an agreement with an Arizona-based company granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with his announcement on May 24, Flanagan and two former RBC distributors launched an aggressive negative campaign to entice our distributors to leave us and join the Arizona-based company. In addition, in breach of its license agreement with us, our European licensee announced it was doing business with Flanagan and discontinued purchasing products from us in May 2002. Sales to the European licensee were $93,000 in the second quarter of 2002.

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

Our cost of goods sold declined significantly in the second quarter of 2003 mainly as a result of the sales decline described above. Cost of goods sold for the quarter ended June 30, 2003 was $1,391,000 compared with cost of goods sold in the same quarter of the prior year of $2,503,000, a decrease of $1,112,000 or 44%. As a percentage of sales, cost of goods sold was 30% in the second quarter of 2003 compared with 35% in the second quarter of 2002. This improvement is mainly related to the fact that we now manufacture the key raw materials used in our top-selling products. Our costs to manufacture these raw materials are less than the price we paid to purchase them from the former third party supplier.

Our distributor commissions also declined significantly in the second quarter of 2003 as a result of the decline in our sales. Distributor commissions for the quarter ended June 30, 2003 were $1,462,000 compared with distributor commissions in the same quarter of 2002 of $2,337,000, a decrease of $875,000 or 37%. In the Nutritional Products segment, distributor commissions as a percentage of sales were unchanged at 33%. On a consolidated basis, distributor commissions as a percentage of sales declined to 31% in the second quarter of 2003 compared with 32% in the same period of 2002. This percentage decline was mainly related to the increase in sales in the Medical Products segment since commissions on sales of these products average approximately 2%.

Our general and administrative expenses for the quarter ended June 30, 2003, were $1,865,000 compared with such expenses in the same quarter of 2002 of $2,342,000, a decrease of $477,000 or 20%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 40% in the second quarter of 2003 compared with 32% in the second quarter of 2002.

Interest expense for the quarter ended June 30, 2003, was $77,000 compared with such expense in the same quarter of 2002 of $100,000, a decrease of $23,000 or 23%. This decrease was related to the repayment of long-term debt during 2002.

Other income of $34,000 recognized in the second quarter of 2003 represents payments received during the quarter pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000.

Earnings from discontinued operations in the quarter ended June 30, 2003, resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock and the fair value of the stock option at the time this obligation was settled.

The loss from discontinued operations for the quarter ended June 30, 2002 represents general and administrative expenses related to BizAdigm operations. BizAdigm’s operations were discontinued during the second quarter of 2002.

Our net loss for the quarter ended June 30, 2003 was $98,000, or $0.01 per share, compared with a net loss in the comparable quarter of the prior year of $236,000 or $0.02 per share, an improvement of $138,000. This improvement resulted from the factors described above.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

Our sales for the six months ended June 30, 2003 were $9,510,000 compared with sales for same quarter of the prior year of $14,501,000, a decrease of $4,991,000 or 34%. The decline in six months sales resulted mainly from sales declines in our traditional Nutritional Products segment in the U.S., Canadian and other international markets of $3,962,000, $590,000 and $648,000, respectively. Declines in these markets were partially offset by a net sales increase in our Medical Products segment of $209,000.

We believe that the principal factor affecting our sales has been the dispute with G. Patrick Flanagan, as fully discussed above in RESULTS OF OPERATIONS – Quarter Ended June 30, 2003 compared with the Quarter Ended June 30, 2002, which is hereby incorporated by reference. As previously noted, to improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002.

Also, as noted above our European licensee announced it was doing business with Flanagan and discontinued purchasing products from us in May 2002. Sales to the European licensee were $364,000 in the six months of 2002.

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

Our cost of goods sold declined significantly in the first six months of 2003 mainly as a result of the sales decline described above. Cost of goods sold for the six months ended June 30, 2003 was $2,583,000 compared with cost of goods sold in the same six months of the prior year of $4,726,000, a decrease of $2,143,000 or 45%. As a percentage of sales, cost of goods sold was 27% in the first six months of 2003 compared with 33% in the first six months of 2002. This improvement is related to the fact that we now manufacture the key raw materials used in our top-selling products. Our costs to manufacture these raw materials are less than the price we paid to purchase them from the former third party supplier.

Our distributor commissions also declined significantly in the first six months of 2003 as a result of the decline in our sales. Distributor commissions for the six months ended June 30, 2003 were $3,059,000 compared with distributor commissions in the same six months of 2002 of $4,885,000, a decrease of $1,826,000 or 37%. In the Nutritional Products segment, distributor commissions as a percentage of sales were unchanged at 35%. On a consolidated basis, distributor commissions as a percentage of sales declined to 32% in the first six months of 2003 compared with 34% in the same period of 2002. This percentage decline was mainly related to the increase in sales in the Medical Products segment since commissions on sales of these products average approximately 2%.

Our general and administrative expenses for the six months ended June 30, 2003, were $3,667,000 compared with such expenses in the same six months of 2002 of $4,547,000, a decrease of $880,000 or 19%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 39% in the first six months of 2003 compared with 31% in the first six months of 2002.

Interest expense for the six months ended June 30, 2003, was $160,000 compared with such expense in the same six months of 2002 of $206,000, a decrease of $46,000 or 22%. This decrease was related to the repayment of long-term debt during 2002.

Other income of $53,000 recognized in the first six months of 2003 represents payments received pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000.

Earnings from discontinued operations in the six months ended June 30, 2003, resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock and the fair value of the stock option at the time this obligation was settled.

The loss from discontinued operations in the six months ended June 30, 2002 represents the operating results of BizAdigm. BizAdigm’s operations were discontinued during the second quarter of 2002. This loss represents the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $45,000.

Our net loss for the six months ended June 30, 2003 was $113,000, or $0.01 per share, compared with a net loss in the comparable six months of the prior year of $255,000 or $0.02 per share, an improvement of $142,000. This improvement resulted from the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2003, we had a net increase in cash of $59,000. This increase in cash resulted from net cash provided by operating activities of $193,000 that was partially offset by the net cash used by financing activities and net cash used to purchase property and equipment of $104,000 and $20,000, respectively. Net cash used by financing activities represented the repayment of debt in the amount of $704,000 that was partially offset by the sale of 6,000,000 shares of our common stock for $600,000. Of the common stock sold, 4,000,000 shares were sold to our licensee in the former Soviet Union. The president of this licensee, Coral Club International, is a member or our Board of Directors. The remaining common shares were sold to our Chairman and CEO, Clinton H. Howard.

Our working capital increased $393,000 during the first six months of 2003 mainly as a result of the sale of common stock. We have also taken certain actions that we believe will help improve future operating results. During 2002, we began manufacturing the key raw materials used in products that account for more than 50% of our sales. Our operating results in the first six months of 2003 reflect the improvement in gross margin, as our costs to manufacture these raw materials are less than we paid to our former supplier for these materials. In addition, we have undertaken other cost cutting measures that will reduce our administrative expenses in 2003, while implementing marketing strategies and programs we believe will improve retention of our distributor base and reverse the declining sales trend we have experienced during the past three years. However, there can be no assurances that these efforts will be successful to allow us to avoid a further decline in our sales or a decrease in working capital.

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

CONTRACTUAL CASH COMMITMENTS

The table below summarizes minimum cash obligations outstanding as of June 30, 2003:

	Payments due (000’s)
Contractual Cash Obligations	Total	Remainder of 2003	2004	2005	2006 and Beyond
Long-term debt (including current portion)	$3,732	$511	$347	$181	$2,693
Lines of credit	132	132	—	—	—
Operating leases	514	182	224	108	—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 16% of net sales during the first six months of 2003 and 14% of 2002 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $116,000 at June 30, 2003, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $11,600.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At June 30, 2003, we had $566,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at June 30, 2003, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,800.

ITEM 4. CONTROLS AND PROCEDURES

Company management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a) – 15(e) and 15(d) – 15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect such controls subsequent to their evaluation.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None. For a description of previously concluded legal Proceedings, see Note M – Legal Proceedings in Notes to Condensed Consolidated Financial Statements herein and the discussion contained in Item 2, RESULTS OF OPERATIONS, above.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on April 11, 2003. At this meeting the following persons were elected to serve as directors until the 2004 Annual Meeting of Shareholders:

	For	Against	Abstained
Steven E. Brown	7,559,770	0	0
Clinton H. Howard	7,559,770	0	0
Wayne R. Holbrook	7,559,770	0	0
Leonid Lapp	7,554,456	0	5,314
Kenneth L. Sabot	7,559,770	0	0
Joseph S. Schuchert, Jr.	7,541,813	9,040	8,917

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 31.1 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal BodyCare, Inc. Registrant

By:	/s/ Clinton H. Howard
Its:	Chief Executive Officer

By:	/s/ Steven E. Brown
Its:	Vice President-Finance and
Chief Financial Officer

DATE:	August 14, 2003 Irving, Texas

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002