Form 10-Q
period 2003-09-30
ROYAL BODYCARE INC/NV
filed 2003-11-14
CIK 830052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Shares of common stock, par value $0.001, outstanding at November 1, 2003: 19,956,294

Item 1.	FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$613,753	$626,933
Accounts receivable	113,210	169,993
Inventories	1,891,653	1,757,088
Deferred income tax assets	15,548	13,312
Prepaid expenses and other	219,002	135,804

Total current assets	2,853,166	2,703,130

Property & equipment, net	5,045,321	5,450,766

Intangible assets, net	2,427,049	2,458,855

Other assets	322,425	268,947

	$10,647,961	$10,881,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$959,476	$1,124,837
Accrued liabilities	1,800,163	1,745,678
Current maturities of long-term debt	634,123	872,059
Lines of credit	131,147	245,585
Liabilities of discontinued operations	23,367	83,862

Total current liabilities	3,548,276	4,072,021
Long term debt, less current maturities	2,944,319	3,205,658
Long term liabilities of discontinued operations	—	262,426

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 19,956,294 and 13,956,294 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	19,956	13,956
Additional paid-in capital	12,775,578	12,179,078
Accumulated deficit	(8,571,927)	(8,719,452)
Accumulated other comprehensive loss	(68,241)	(131,989)

	4,155,366	3,341,593

	$10,647,961	$10,881,698

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarter Ended September 30,
	2003	2002
Sales	$5,877,068	$6,202,887

Cost of goods sold	2,238,576	1,986,794

Gross margin	3,638,492	4,216,093

Operating expenses
Distributor commissions	1,388,743	2,068,499
General and administrative	1,787,495	1,991,719
Depreciation and amortization	160,555	156,328

Total operating expenses	3,336,793	4,216,546

Operating profit (loss)	301,699	(453)

Interest expense	71,649	94,327
Loss on disposition of assets	—	32,519
Other income	(30,490)	—

	41,159	126,846

Earnings (loss) from continuing operations before income taxes	260,540	(127,299)

Provision for income taxes	—	—

Earnings (loss) from continuing operations	260,540	(127,299)

Earnings from discontinued operations	—	93,400

Net earnings (loss)	$260,540	$(33,899)

Earnings (loss) per share - basic and diluted:

Earnings (loss) from continuing operations per share	$0.01	$(0.01)
Earnings from discontinued operations per share	0.00	0.01

Net earnings (loss) per share - basic and diluted	$0.01	$(0.00)

Weighted average common shares outstanding - basic and diluted	19,956,294	13,956,294

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Sales	$15,388,796	$20,704,189

Cost of goods sold	4,802,669	6,712,869

Gross margin	10,586,127	13,991,320

Operating expenses
Distributor commissions	4,468,393	6,953,466
General and administrative	5,454,811	6,538,327
Depreciation and amortization	479,778	465,498

Total operating expenses	10,402,982	13,957,291

Operating profit	183,145	34,029

Interest expense	232,108	300,041
Loss on disposition of assets	—	59,143
Other income	(83,139)	—

	148,969	359,184

Earnings (loss) from continuing operations before income taxes	34,176	(325,155)

Provision for income taxes	—	—

Earnings (loss) from continuing operations	34,176	(325,155)

Earnings from discontinued operations	113,348	36,618

Net earnings (loss)	$147,524	$(288,537)

Earnings (loss) per share - basic and diluted:

Earnings (loss) from continuing operations per share	$0.00	$(0.02)
Earnings from discontinued operations per share	0.01	0.00

Net earnings (loss) per share	$0.01	$(0.02)

Weighted average common shares outstanding - basic and diluted	18,178,516	13,956,294

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$147,524	$(288,537)
Earnings from discontinued operations	113,348	36,618

Earnings (loss) from continuing operations	34,176	(325,155)
Adjustment for non-cash items:
Depreciation and amortization	485,727	466,853
Change in operating assets and liabilities
Interest bearing deposit	—	125,000
Accounts receivable	60,156	368,816
Inventories	(36,381)	304,966
Prepaid expenses and other	(119,725)	16,562
Other assets	(5,526)	(21,725)
Accounts payable and accrued liabilities	(166,595)	133,471

Net cash provided by operating activities of continuing operations	251,832	1,068,788
Net cash used by discontinued operations	—	(92,666)

Net cash provided by operating activities	251,832	976,122

Cash flows from investing activities:
Purchase of property and equipment	(30,809)	(240,911)

Net cash used by investing activities	(30,809)	(240,911)

Cash flows from financing activities:
Proceeds from the sale of common stock	600,000	—
Net proceeds from (payments of) lines of credit	(126,697)	(85,438)
Payments of long term debt	(475,908)	(611,302)

Net cash used by financing activities of continuing operations	(2,605)	(696,740)
Net cash used by discontinued operations	(230,440)	(80,893)

Net cash used by financing activities	(233,045)	(777,633)

Effect of exchange rate changes on cash flows	(1,158)	(6,181)

Net decrease in cash and cash equivalents	(13,180)	(48,603)

Cash and cash equivalents, beginning of period	626,933	600,828

Cash and cash equivalents, end of period	$613,753	$552,225

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (“RBC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. Nevertheless, it is suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and the Company’s reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003.

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

Consequently, the operating results of BizAdigm are classified as discontinued operations. Liabilities of BizAdigm are included in “Liabilities of Discontinued Operations” and “Long Term Liabilities of Discontinued Operations”, at September 30, 2003 and December 31, 2002. Liabilities of discontinued operations represent the current portion of long-term debt. The long-term debt of discontinued operations are capital lease and other long-term borrowing arrangements that mature at various dates through the first quarter of 2004. One such obligation was settled prior to its maturity date as described in the following paragraph.

Earnings from discontinued operations in the nine months ended September 30, 2003, resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock and also the fair value of the stock option at the time this obligation was settled.

Earnings from discontinued operations in the quarter and nine months ended September 30, 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (“GXI”), the Company’s wholly-owned subsidiary that discontinued its operations in 1999. During the third quarter of 2002, the Company recorded earnings from discontinued operations of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that the Company determined would not have to be paid. During the third quarter of 2002, BizAdigm had no recognized sales and incurred a loss of approximately $7,000 related to certain administrative expenses incurred in connection with close-down activities. For the nine months ended September 30, 2002, BizAdigm incurred a loss of approximately $63,000 and had recognized sales of $45,000.

Note C – Liquidity:

During 2002 and 2001, the Company incurred net losses and a decline in working capital. At December 31, 2002, the Company had cash and cash equivalents of $627,000 and a working capital deficiency of $1,400,000. To improve its working capital position, on March 27, 2003, the Company sold 4,000,000 shares of its common stock at an aggregate price of $400,000 to its licensee in the former Soviet Union. The president of this licensee, Coral Club International, Inc., is a member of the Company’s Board of Directors. Additionally, the

Company’s founder and Chairman purchased 2,000,000 shares of our common stock for $200,000 during the second quarter of 2003. Management of the Company has also continued to take actions that it believes will help improve future operating results. During 2002, the Company began manufacturing the key raw materials used in products that account for more than 50% of consolidated sales. The Company’s cost to manufacture these raw materials is less than it paid the former supplier for these materials.

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

Note D – Inventories:

Inventories at September 30, 2003 and December 31, 2002 consist of the following:

	September 30, 2003	December 31, 2002
Raw materials and bulk products	$623,004	$410,886
Packaging Materials	384,590	304,019
Finished goods	884,059	1,042,183

	$1,891,653	$1,757,088

Note E – Property and Equipment:

Property and equipment at September 30, 2003 and December 31, 2002 consists of the following:

	September 30, 2003	December 31, 2002
Building and improvements	$2,729,984	$2,729,984
Computer software and office equipment	3,228,925	3,144,067
Warehouse equipment	295,802	262,525
Automotive equipment	60,517	73,848
Leasehold improvements	48,186	41,255

	6,363,414	6,251,679
Less – accumulated depreciation	2,459,266	1,942,086

	3,904,148	4,309,593
Land	1,141,173	1,141,173

	$5,045,321	$5,450,766

Note F – Intangible Assets:

The Company measures its goodwill for impairment at the end of each fiscal year. Intangible assets consist of the following:

	Average life (years)	September 30, 2003		December 31, 2002
		Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Amortizable intangible assets
Distribution contracts	8	$277,369	$(71,539)	$277,369	$(46,827)
Copywrites, trademarks and other registrations	19	99,100	(11,232)	99,100	(7,267)
Other	11	47,600	(9,303)	47,600	(6,174)

Total amortizable intangible assets		424,069	(92,074)	424,069	(60,268)

Intangible assets not subject to amortization:
Goodwill		3,222,349	(1,127,295)	3,222,349	(1,127,295)

Total intangible assets		$3,646,418	$(1,219,369)	$3,646,418	$(1,187,563)

Amortization expense related to intangible assets, excluding goodwill, totaled $10,600 for the quarters ended September 30, 2003 and 2002, and $31,800 for the nine months ended September 30, 2003 and 2002. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2003 is as follows:

Remainder of 2003	$10,601
2004	42,407
2005	42,407
2006	42,407
2007	42,407
Thereafter	151,766

Total	$331,995

Note G – Accrued Liabilities:

Accrued liabilities at September 30, 2003 and December 31, 2002 consist of the following:

	September 30, 2003	December 31, 2002
Distributor commissions	$701,408	$936,300
Salaries and wages	531,268	296,953
Deferred revenue	444,313	354,509
Sales and other taxes	94,036	61,993
Interest	23,959	28,640
Other	5,179	67,283

	$1,800,163	$1,745,678

Note H – Stock-Based Compensation:

On July 1, 1998, the Company’s shareholders adopted the 1998 Stock Option Plan (the “Plan”) and reserved 500,000 shares of common stock for issuance under the Plan. Effective September 4, 2003, the Company’s shareholders adopted an amendment and restatement of the Plan in the form of the 2003 Stock Incentive Plan. The purpose of this amendment and restatement was, among other things, to increase the number of shares issuable under the Plan to 3,500,000 shares of common stock and to add restricted stock as available for awards under the Plan. The Plan, in both the original form and the amended and restated form, provides for the issuance of both nonqualified and incentive stock options, and permits grants to employees, non-employee directors and consultants of the Company.

On September 4, 2003, the Company granted to certain officers, directors and key employees options to purchase 3,140,000 shares of the Company’s common stock at exercise prices of $0.145 or $0.16 per share, which prices were equal to or in excess of the market price on the date of grant. These options expire on dates either five or nine years from the date of grant, and certain of these options vest ratably over periods of either four or five years.

The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended September 30,
	2003	2002
Net earnings (loss), as reported	$260,540	$(33,899)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(100,451)	(10,452)

Pro forma net earnings (loss)	$160,089	$(44,351)

Earnings (loss) per share – basic and diluted
As reported	$0.01	$(0.00)
Pro forma	$0.01	$(0.00)

	Nine Months Ended September 30,
	2003	2002
Net earnings (loss), as reported	$147,524	$(288,537)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(121,356)	(31,356)

Pro forma net earnings (loss)	$26,168	$(319,893)

Earnings (loss) per share – basic and diluted
As reported	$0.01	$(0.02)
Pro forma	$0.00	$(0.02)

Note I – Long Term Obligations:

At September 30, 2003 and December 31, 2002 long-term debt consists of the following:

	September 30, 2003	December 31, 2002
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,795,898	$2,863,363
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, payable in monthly installments of $3,483 through June 2004 at which time a final installment of $94,000 is due	118,759	261,398
Note payable to bank bearing interest at prime plus 2% (6% at September 30, 2003) due in monthly installments of $10,810 through March 2005	179,251	265,842
U. S. Small Business Administration note bearing interest at prime plus 2.75% (6.75% at September 30, 2003) due in monthly installments of approximately $4,400 through July 2008	216,076	243,422
Note payable to bank bearing interest at 10.4%, payable through July 2005, collateralized by an automobile	20,761	31,519
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	128,000	128,000
Settlement to former marketing consultant and distributor, payable $5,000 per month through April 2004, settlement is without interest and has been discounted at 10%	33,862	74,606
Capital lease obligations	75,835	199,567
Other	10,000	10,000

	3,578,442	4,077,717
Less – current maturities	634,123	872,059

	$2,944,319	$3,205,658

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended September 30, 2003
Sales to external customers	$5,422	$455	$5,877
Depreciation and amortization	151	10	161
Operating profit	247	55	302
Capital expenditures	11	—	11
Total assets	10,043	605	10,648

Quarter ended September 30, 2002
Sales to external customers	$5,886	$317	$6,203
Depreciation and amortization	148	8	156
Operating profit (loss)	26	(26)	—
Capital expenditures	95	—	95
Total assets	10,765	650	11,415

Nine Months ended September 30, 2003
Sales to external customers	$14,204	$1,185	$15,389
Depreciation and amortization	453	27	480
Operating profit	171	12	183
Capital expenditures	31	—	31
Total assets	10,043	605	10,648

Nine Months ended September 30, 2002
Sales to external customers	$19,866	$838	$20,704
Depreciation and amortization	443	22	465
Operating profit (loss)	176	(142)	34
Capital expenditures	241	—	241
Total assets	10,765	650	11,415

Financial information summarized geographically for the quarters and nine months ended September 30, 2003 and 2002 is listed below (in thousands):

	Sales to external customers	Long-Lived assets
Quarter ended September 30, 2003
Domestic	$3,149	$7,301
Canada	683	494
All others	2,045	—

Totals	$5,877	$7,795

Quarter ended September 30, 2002
Domestic	$4,322	$7,853
Canada	859	460
All others	1,022	—

Totals	$6,203	$8,313

Nine Months ended September 30, 2003
Domestic	$9,880	$7,301
Canada	2,232	494
All others	3,277	—

Totals	$15,389	$7,795

Nine Months ended September 30, 2002
Domestic	$14,805	$7,853
Canada	2,996	460
All others	2,903	—

Totals	$20,704	$8,313

Significant Customers

The Company recorded sales to its licensee in the former Soviet Union in the amount of $1,975,000 and $735,000 during the quarters ended September 30, 2003 and 2002, respectively, and $3,051,000 and $1,886,000 during the nine months ended September 30, 2003 and 2002, respectively. These sales accounted for more than ten percent of net sales in the quarters ended September 30, 2003 and 2002, and in the nine months ended September 30, 2003. In no other case did a customer of the Company account for more than ten percent of net sales during the quarters or nine months ended September 30, 2003 or 2002.

Note K – Earnings (Loss) Per Share:

	Quarter ended September 30,
	2003	2002
Earnings (loss) from continuing operations	$260,540	$(127,299)

Weighted average common shares outstanding during period – basic and diluted	19,956,294	13,956,294

Earnings (loss) per share from continuing operations – basic and diluted	$0.01	$(0.01)

	Nine Months ended September 30,
	2003	2002
Earnings (loss) from continuing operations	$34,176	$(325,155)

Weighted average common shares outstanding during period – basic and diluted	18,178,516	13,956,294

Earnings (loss) per share from continuing operations – basic and diluted	$0.00	$(0.02)

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and nine months ended September 30, 2003 and 2002, and accordingly have been excluded from the computation.

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

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarter ended September 30,
	2003	2002
Net earnings (loss)	$260,540	$(33,899)
Other comprehensive income (loss):
Foreign currency translation adjustment	8,620	(21,612)

Comprehensive income (loss)	$269,160	$(55,511)

	Nine Months ended September 30,
	2003	2002
Net income (loss)	$147,524	$(288,537)

Other comprehensive income (loss):
Foreign currency translation adjustment	63,748	399

Comprehensive income (loss)	$211,272	$(288,138)

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. The Company has received payments totaling approximately $83,000 during the first nine months of 2003 pursuant to this settlement arrangement. In addition, the parties agreed not to disparage the other, its products, its directors, officers or employees, and not to send unsolicited communications to any known customer of the other. Additional details are set forth below at RESULTS OF OPERATIONS.

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

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical facts included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the market acceptance of our newly developed proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential distributors to other businesses

•	continued reduction in demand for our products or the rate at which new distributors are recruited to join us, or an increased rate of attrition of our current distributor base

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or our distribution methods

•	a change in market conditions in the former Soviet Union, which market provided more than 10% of our revenues in 2002 and almost 20% of our revenues in the first nine months of 2003

•	our ability to obtain future financing to fund internal growth and future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

RESULTS OF OPERATIONS

Quarter Ended September 30, 2003 Compared with the Quarter Ended September 30, 2002

Our sales for the quarter ended September 30, 2003 were $5,877,000 compared with sales for same quarter of the prior year of $6,203,000, a decrease of $326,000 or 5%. The decline in third quarter sales resulted mainly from sales declines in our Nutritional Products segment in the U.S. and Canada of $1,311,000 and $176,000, respectively. These declines were partially offset by a net sales increase in our Nutritional Products segment international markets, primarily the former Soviet Union, and our Medical Products segment of $1,022,000 and $139,000, respectively.

We believe that the principal factor affecting our U.S. and Canadian Nutritional Products sales has been the dispute with G. Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively “Flanagan”). We entered into a supply contract with Flanagan in 1998 that gave us the unfettered right to purchase silica hydride powder, the principal ingredient in our top selling product, Microhydrin®, and certain other proprietary raw materials. Sales of products containing Flanagan’s proprietary ingredients increased to a level that represented in excess of 50% of our sales volume. We were effectively the exclusive distributor of products containing his proprietary ingredients until December 2001 when Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Flanagan’s actions had a negative impact on the marketing efforts of our network of independent distributors. To improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002.

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

In response to Flanagan’s actions, on May 29, 2002, we filed suit against Flanagan and one former RBC distributor in the Dallas County, Texas District Court. As described elsewhere in this report, we settled this litigation in February 2003. In addition, as a result of Flanagan’s actions, we refined and completed the development of our proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials were exhausted.

We believe that the actions we have taken along with our present marketing strategies and programs, will help us, for the most part, to improve retention of our present distributor base, stabilize our present sales volume and provide a base from which we can begin to grow our business. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Cost of goods sold for the quarter ended September 30, 2003 was $2,239,000 compared with cost of goods sold in the same quarter of the prior year of $1,987,000, an increase of $252,000 or 13%. As a percentage of sales, cost of goods sold was 38% in the third quarter of 2003 compared with 32% in the third quarter of 2002. This decline in gross margin is related to the increase in sales to our international licensees. The gross margin for products sold to international licensees is lower than the gross margin for products sold in other markets because we sell internationally at lower prices, as we do not pay distributor commissions on sales of products to international licensees.

Our distributor commissions declined significantly in the third quarter of 2003 as a result of the decline in our sales. Distributor commissions for the quarter ended September 30, 2003 were $1,389,000 compared with distributor commissions in the same quarter of 2002 of $2,068,000, a decrease of $679,000 or 33%. In the Nutritional Products segment, U.S. and Canadian market distributor commissions as a percentage of sales were unchanged at 41%. On a consolidated basis, distributor commissions as a percentage of sales declined to 24% in the third quarter of 2003 compared with 33% in the same period of 2002. This percentage decline was related to the increase in sales to our international licensees because we do not pay distributor commissions on sales of these products.

Our general and administrative expenses for the quarter ended September 30, 2003, were $1,787,000 compared with such expenses in the same quarter of 2002 of $1,992,000, a decrease of $205,000 or 10%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 30% in the third quarter of 2003 compared with 32% in the third quarter of 2002.

Interest expense for the quarter ended September 30, 2003, was $72,000 compared with such expense in the same quarter of 2002 of $94,000, a decrease of $22,000 or 23%. This decrease was related to the repayment of long-term debt during 2002 and the first part of 2003.

Other income of $30,000 recognized in the third quarter of 2003 represents payments received during the quarter pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000.

Earnings from discontinued operations in the quarter ended September 30, 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (GXI), our wholly-owned subsidiary that discontinued its operations in 1999. BizAdigm’s operations were discontinued during the second quarter of 2002. BizAdigm had no recognized sales during the third quarter of 2002, and recognized a loss of approximately $7,000 related to certain administrative expenses incurred in connection with close-down activities. Also during the third quarter of 2002, we recorded earnings from discontinued operations of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that we determined would not have to be paid.

Our net earnings for the quarter ended September 30, 2003 were $261,000, or $0.01 per share, compared with a net loss in the comparable quarter of the prior year of $34,000 or $0.00 per share, an improvement of $295,000. This improvement resulted from the factors described above.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

Our sales for the nine months ended September 30, 2003 were $15,389,000 compared with sales for the same period of the prior year of $20,704,000, a decrease of $5,315,000 or 26%. This decline in sales resulted mainly from sales declines in our Nutritional Products segment in the U.S. and Canada of $5,272,000 and $764,000, respectively. These declines were partially offset by a net sales increase in our Nutritional Products segment international markets, primarily the former Soviet Union, and our Medical Products segment of $374,000 and $347,000, respectively.

We believe that the principal factor affecting our U.S. and Canadian Nutritional Products sales has been the dispute with G. Patrick Flanagan, as fully discussed above in RESULTS OF OPERATIONS – Quarter Ended September 30, 2003 compared with the Quarter Ended September 30, 2002, which is hereby incorporated by reference. As previously noted, to improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This new product, Microhydrin Plus, was introduced in late April 2002.

Also, as noted above our European licensee announced it was doing business with Flanagan and discontinued purchasing products from us in May 2002. Sales to the European licensee were $364,000 in the first nine months of 2002.

We believe that the actions we have taken along with our present marketing strategies and programs, will help us, for the most part, to improve retention of our present distributor base, stabilize our present sales volume and provide a base from which we can begin to grow our business. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Our cost of goods sold declined significantly in the first nine months of 2003 mainly as a result of the sales decline described above. Cost of goods sold for the nine months ended September 30, 2003 was $4,803,000 compared with cost of goods sold in the same period of the prior year of $6,713,000, a decrease of $1,910,000 or 28%. As a percentage of sales, cost of goods sold was 31% in the first nine months of 2003 compared with 32% in the first nine months of 2002. This improvement is related to the fact that we now manufacture the key raw materials used in our top-selling products. Our costs to manufacture these raw materials are less than the price we paid to purchase them from the former third party supplier. This percentage improvement was partially offset by the increase in sales to our international licensees. The gross margin for products sold to international licensees is lower than the gross margin for products sold in other markets because we sell internationally at lower prices, as we do not pay distributor commissions on sales of these products.

Our distributor commissions also declined significantly in the first nine months of 2003 as a result of the decline in our sales. Distributor commissions for the nine months ended September 30, 2003 were $4,468,000 compared with distributor commissions in the same period of 2002 of $6,953,000, a decrease of $2,485,000 or 36%. In the Nutritional Products segment, U.S. and Canadian market distributor commissions as a percentage of sales were unchanged at 41%. On a consolidated basis, distributor commissions as a percentage of sales declined to 29% in the first nine months of 2003 compared with 34% in the same period of 2002. This percentage decline was mainly related to the increase in sales to our international licensees because we do not pay distributor commissions on sales of these products.

Our general and administrative expenses for the nine months ended September 30, 2003, were $5,455,000 compared with such expenses in the same period of 2002 of $6,538,000, a decrease of $1,083,000 or 17%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 35% in the first nine months of 2003 compared with 32% in the first nine months of 2002.

Interest expense for the nine months ended September 30, 2003, was $232,000 compared with such expense in the same period of 2002 of $300,000, a decrease of $68,000 or 23%. This decrease was related to the repayment of long-term debt during 2002 and the first part of 2003.

Other income of $83,000 recognized in the first nine months of 2003 represents payments received pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000.

Earnings from discontinued operations in the nine months ended September 30, 2003, resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock and the fair value of the stock option at the time this obligation was settled.

Earnings from discontinued operations in the nine months ended September 30, 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (GXI), our wholly-owned subsidiary that discontinued its operations in 1999. BizAdigm’s operations were discontinued during the second quarter of 2002. BizAdigm had recognized sales of $45,000 during the first nine months of 2002, and recognized a loss of approximately $63,000. This loss represented the excess of selling, general and administrative expenses plus cost of cost of goods sold and distributor commissions over recognized sales. Also during the first nine months of 2002, we recorded earnings from discontinued operations of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that we have now determined will not have to be paid.

Our net earnings for the nine months ended September 30, 2003 were $148,000, or $0.01 per share, compared with a net loss in the comparable nine months of the prior year of $289,000 or $0.02 per share, an improvement of $437,000. This improvement resulted from the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2003, we had a net decrease in cash of $13,000. This decrease in cash resulted from net cash used by financing activities and net cash used to purchase property and equipment of $233,000 and $31,000, respectively, that was partially offset by cash provided by operating activities of $252,000. Net cash used by financing activities represented the repayment of debt in the amount of $833,000 that was partially offset by the sale of 6,000,000 shares of our common stock for $600,000. Of the common stock sold, 4,000,000 shares were sold to our licensee in the former Soviet Union. The president of Coral Club International, our licensee, is a member of our Board of Directors. The remaining common shares were sold to our Chairman and CEO, Clinton H. Howard.

Our working capital increased $674,000 during the first nine months of 2003 mainly as a result of the sale of common stock and net earnings generated during this period. We have also continued to take other actions that we believe will help improve future operating results. During 2002, we began manufacturing the key raw materials used in products that account for more than 50% of our sales. Our operating results in the first nine months of 2003 reflect the improvement in gross margin on sales of these products, as our costs to manufacture these raw materials are less than we paid to our former supplier for these materials. In addition, we have undertaken other cost cutting measures that will reduce our administrative expenses in 2003, while implementing marketing strategies and programs we believe will improve retention of our distributor base and reverse the declining sales trend we have experienced during the past three years. However, there can be no assurances that these efforts will be successful to allow us to avoid a further decline in our sales or a decrease in working capital.

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

CONTRACTUAL CASH COMMITMENTS

The table below summarizes minimum cash obligations outstanding as of September 30, 2003:

	Payments due (000’s)
Contractual Cash Obligations	Total	Remainder of 2003	2004	2005	2006 and Beyond
Long-term debt (including current portion)	$3,602	$381	$346	$181	$2,694
Lines of credit	131	131	—	—	—
Operating leases	398	94	194	110	—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 15% of net sales during the first nine months of 2003 and 14% of 2002 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $162,000 at September 30, 2003, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $16,200.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At September 30, 2003, we had $526,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at September 30, 2003, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,500.

ITEM 4.	CONTROLS AND PROCEDURES

Company management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect such controls subsequent to their evaluation.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Effective September 1, 2003, through consent of a majority of our shareholders entitled to vote at all meetings of shareholders of the Company, we adopted an amended and restated stock option plan, the Royal BodyCare, Inc. 2003 Stock Incentive Plan (the “Plan”). The Plan covers 3,500,000 shares of common stock of the Company, an increase from the 500,000 shares previously covered. In addition, the Plan provides the ability to grant awards in the form of stock options or restricted stock, whereas, previously, only stock option grants were permitted.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K

We filed a report on Form 8-K on September 29, 2003 announcing that, effective September 4, 2003, our shareholders adopted an amendment and restatement of our 1998 Stock Option Plan in the form of the 2003 Stock Incentive Plan (the “Plan”). The purpose of this amendment and restatement was, among other things, to increase the number of shares of our common stock issuable under the Plan to 3,500,000, and to add restricted stock as available for awards under the Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal BodyCare, Inc.
Registrant

By: /s/ Clinton H. Howard
Its:	Chief Executive Officer

By: /s/ Steven E. Brown
Its:	Vice President-Finance and Chief Financial Officer

DATE:         November 14, 2003

                     Irving, Texas

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description

3.3	Amendment No. 1 to the Bylaws

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002