Form 10-K
period 2003-12-31
ROYAL BODYCARE INC/NV
filed 2004-04-14
CIK 830052

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

On March 8, 2004, the closing price of Registrant’s common stock sold was $0.40 per share. On such date, 6,492,706 shares of Registrant’s Common Stock were held by non-affiliates. Based upon the price on such date, the aggregate market value of Registrant’s voting stock held by non-affiliates on that date was $2,597,082 (6,492,706 shares times $0.40 per share).

As of March 8, 2004, 19,956,294 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13, and 14 of Part III hereof is incorporated by reference to the Registrant’s definitive proxy statement to be filed no later than 120 days after the close of Registrant’s year end.

FORWARD LOOKING STATEMENTS

The statements, other than statements of historical facts included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statement. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the continued market acceptance of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential distributors to their businesses

•	continued reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

•	legislative and regulatory actions effecting the manufacturing or marketing of our products and/or distribution methods

•	a change in market conditions in the former Soviet Union, which market provided more than 20% of our sales in 2003 and more than 10% of our sales in 2002

•	our ability to obtain future financing to fund internal growth and our future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

ROYAL BODYCARE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

General/History

We are a Nevada corporation principally engaged in marketing products through an international network of independent distributors. Our core product line is marketed under the Royal BodyCare® brand name in three broad categories: (i) wellness products, (ii) weight loss products, and (iii) sports and fitness products (collectively “Nutritional Products”). Our core product line includes herbal formulas, vitamins, minerals, antioxidants and personal care products. We market these products in countries outside of the United States, Canada and Japan through exclusive licensing arrangements.

In addition to the Royal BodyCare products, we also market a line of wound care and oncology products (“Medical Products”) in the United States under the MPM Medical trade name. These products are distributed by us to hospitals, nursing homes, clinics and pharmacies through medical/surgical supply dealers and pharmaceutical distributors.

Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by e-mail at webmaster@royalbodycare.com. Our web site address is www.royalbodycare.com. We make available on our website, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. Our Chief Executive Officer is Clinton H. Howard and our Chief Financial Officer is Steven E. Brown. Both of them can be reached at our principal offices.

Mr. Howard formed our United States subsidiary in 1991 to market a line of aloe vera based personal care products and an aloe drink in the United States through a multi-level network of independent distributors. In 1992 we expanded our product line to include nutritional supplements. Mr. Howard formed our Canadian subsidiary in 1992 to market our products through a network of independent distributors in Canada. Shortly after its formation, our Canadian subsidiary acquired Pure Life International Products Inc., then a 12-year old company which distributed its Pure Life brand of nutritional products principally in Canada. After this acquisition, we introduced the Pure Life line of products to the United States market. In 2003, Pure Life was merged into our Canadian subsidiary.

In June 1995, GlobeNet Inc. was incorporated to serve as a holding company for our United States and Canadian subsidiaries as well as certain other corporations affiliated with Mr. Howard, which were subsequently discontinued. In 1996, we acquired the business of Light Force, Inc. Light Force distributed a line of nutritional supplements featuring certain proprietary formulations, with spirulina as the main ingredient. The Light Force distributor network was merged into our distributor network.

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

In August 2001, we purchased substantially all of the assets of MPM Medical, Inc., a distributor of wound care and oncology products. These assets were transferred to our wholly-owned subsidiary of the same name, MPM Medical, Inc.

Restatement of Financial Statements

In connection with the preparation of the our financial statements for 2003, our audit committee, which was established in September 2003, requested that management and our independent accountants review the revenue recognition policy with regard to our licensee in the former Soviet Union, Coral Club International, Inc. (“CCI”) (See Note R to the consolidated financial statements). Until September 2002, sales were recorded when products were shipped to CCI. In September 2002, CCI and we reached an agreement that provided that we would store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI agreed to accept ownership of and pay for the products as they were segregated in our warehouse for CCI’s account. Upon entering into this agreement, we began to recognize sales to CCI at the time products were billed and segregated in our warehouse for CCI’s account.

After reviewing this accounting practice in light of authoritative accounting literature, management, in consultation with our independent accountants, concluded that sales should have been recognized at the time products were shipped rather than when such products were segregated in our warehouse for CCI’s account. As a result, we have restated our previously reported audited financial statements for the year ended December 31, 2002, and the unaudited results for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, and September 30, 2002. The restated financial statements for 2002 are contained in this report, and the components of the restatement along with the related effect on previously issued financial statements are set forth in Note C to the consolidated financial statements.

Plant and Equipment

We purchase Royal BodyCare and MPM products from manufacturers and suppliers that we do not control. Many of these products can be obtained from a number of sources at competitive prices. However, we manufacture certain essential product ingredients, most notably RBC NanoClusters™, silica hydride powder, and HydraCel™ concentrate, that are used in many Royal BodyCare products. We began manufacturing these raw materials in June 2002 to replace raw materials that were formerly purchased under a license agreement with a third party supplier. These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use. We outsource the production of our finished products, many of which incorporate our proprietary raw materials. Our manufacturing operations are conducted at our headquarters located in Irving, Texas. We own the machinery and equipment necessary to produce our proprietary raw materials. Other than normal office furniture and computer equipment, the only other property or equipment that we own or use is laboratory equipment owned and maintained for internal quality control testing of our products and equipment used for the distribution of our products to our customers.

In 2001, we purchased our headquarters facility in Irving, Texas. The total cost of this facility was approximately $3.7 million. Financing for this purchase was provided by a $3 million mortgage note, a $300,000 note from the seller and a $350,000 note from a bank. Amounts outstanding as of December 31, 2003 on the mortgage, seller and bank notes were approximately $2,773,000, $110,000 and $149,000, respectively.

Employees

We currently have 67 employees, of whom 8 are executive officers or management employees, 7 are department heads, 17 are warehouse or manufacturing employees, 16 are in customer service or order entry, 2 are in financial or accounting and the remaining employees are clerical or administrative. We do not foresee any significant increase being necessary for our workforce in 2004. None of our employees are represented by labor unions, and we have not experienced work stoppages or other labor strife with our employees.

Independent Distributor Network

In the United States, Canada and Japan, we attempt to recruit people who can effectively explain our line of nutritional products, demonstrate their uses and applications and effectively utilize our direct marketing techniques to sell our products and sponsor other distributors. This type of direct marketing strategy is commonly referred to as multi-level or network marketing.

We had approximately 22,100 active independent distributors at December 31, 2003, of whom approximately 17,800 are located in the United States, 4,000 are located in Canada and 300 are located in Japan. This compares to approximately 40,000 active distributors at December 31, 2002, of whom approximately 30,000 were located in the United States, 9,500 were located in Canada and 500 were located in Japan. We consider an independent distributor active if he/she has placed an order within the previous twelve months. We compensate distributors who market the Royal BodyCare product line through a “Stair Step” compensation plan, consistent with other industry recognized compensation programs. Under this plan commissions are earned based on the amount of sales by the distributor and his/her sales group. Distributor compensation is paid monthly.

Except for sales meetings and certain promotional activities that we sponsor, our distributors are responsible for all expenses incurred by them in their sales programs.

We use the Internet to support our marketing efforts and enhance communication with our distributors. Through our web sites, distributors can obtain information about us and our products, and other current information such as new product announcements and descriptions of product specials and other sales promotions. Through our Royal BodyCare web site, we provide our distributors the ability to enroll new Royal BodyCare distributors and to place orders. To help our distributors better manage their business, we allow them to obtain information related to their sales groups directly from our database, which can be accessed through the Internet.

Overseas Distributors

We have entered into exclusive license arrangements with overseas licensees for marketing the Royal BodyCare line of products. Under these arrangements our products are distributed principally in the former Soviet Union, New Zealand, Singapore and Indonesia.

Pursuant to these arrangements, these overseas licensees, who are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories through office/warehouse facilities. The independent distributors in the licensed territories are compensated through the same or a similar compensation plan as that used by us for our distributors in the United States, Canada and Japan.

Products

We market products in two industry segments. In the Nutritional Products segment, we market nutritional supplements and personal care products under the Royal BodyCare trade name. In the Medical Products segment, we market wound care and oncology products under the MPM Medical trade name.

Nutritional Products. We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed in three broad categories, wellness products, weight loss products and sports and fitness products. We procure the finished products from manufacturers and suppliers that we do not control and have them made or processed according to our specifications or formulas.

Our product line features certain raw materials manufactured according to proprietary formulations and processes in the emerging field of nanotechnology. Nanotechnology involves the manufacture and manipulation of molecules 1 to 100 nanometers in size. A nanometer is one-billionth of a meter. We developed these proprietary formulations and processes for our exclusive use. Raw materials manufactured using this technology include RBC NanoClusters, a mineral catalyst that increases absorption, silica hydride, a silica-mineral hydride complex that has antioxidant and other beneficial properties, and HydraCel concentrate, a liquid form of NanoClusters. Our product line also features spirulina as a main ingredient in nutritional supplements and aloe vera as a main ingredient in our skin and personal care products. We maintain quality control of our products through our in-house laboratory facilities and operations.

We established our manufacturing facility in June 2002 to produce nanotechnology-based raw materials using our own proprietary process. We established this facility when our former raw material supplier, contrary to the terms of the license agreement in place at that time, announced that he would no longer supply raw materials to us. Prior to his announcement, these raw materials were supplied exclusively to us. We began shipping products made with our proprietary raw materials on July 31, 2002.

Our primary products are Microhydrin® and Microhydrin Plus™, which accounted for approximately 33% of our sales in 2003. The principal ingredient in these products is silica hydride powder, which we now produce in our own manufacturing facility. No other product accounted for more than 10% of our sales.

Medical Products. We currently market a line of approximately 25 wound care and oncology products. The wound care products are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions. These products include wound and skin cleansers, wound dressings, a moisture barrier cream and a unique hydrogel wound dressing with Lidocaine. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies throughout the United States through a traditional, unaffiliated nationwide network of medical/surgical supply dealers. The oncology products are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain caused by radiation reactions in the skin and the internal mucosa. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through a traditional, unaffiliated nationwide network of pharmaceutical distributors. Our MPM sales force consists of two full time sales representatives and approximately 12 manufacturer representatives assigned to specific geographic territories within the United States.

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

We offer a wide selection of products with a reputation for high quality. We believe that our products possess features and provide benefits that are desired by consumers looking for natural health products. We place a high degree of emphasis on new product development to ensure our product line remains current with developing trends in our industry and new scientific evidence. We generally do not attempt to compete based on price, although price is a consideration. Prices are justified through product quality and benefits and, to the extent possible, the proprietary ingredients and unique formulations.

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

Capital Stock

We have authorized 50 million shares of common stock. As of March 8, 2004, we had issued and outstanding 19,956,294 shares of common stock.

Inventory Requirements, Backlogs

The distributors of our nutritional products and our medical products generally do not maintain large inventories of our products. They depend on us to maintain our inventory at a level that will allow us to fill their orders or the orders of their customers, as the case may be, as they are placed. We generally ship orders within 48 hours after we receive them so there is no significant backlog of orders.

We do not maintain inventory in anticipation of product orders from our international licensees. Under the terms of our license agreements, the licensee is required to make a cash deposit equal to 50% of the purchase order value at the time the purchase order is placed, and allow two to three months for delivery. We define backlog as purchased orders received by us that are accompanied by the requisite deposit. Backlog fluctuates depending on the ordering patterns of our licensees. Backlog was approximately $1,162,000 and $360,000 at December 31, 2003 or 2002, respectively.

Research and Development

From time to time, we contract with scientists at universities, medical colleges, and private research organizations to conduct small studies to evaluate the safety and functions of our products. Most of these studies have been conducted to evaluate the safety and functions of Microhydrin. In October 2000, one study was published in the Journal of Medicinal Food.

Trademarks, Patents or Other Intellectual Property

We own trademarks on the name Royal BodyCare and the names of certain key products such as Microhydrin.

During 2002, we developed proprietary formulations and manufacturing processes to produce certain raw materials, which are principal ingredients in our leading products. We have not filed for patent protection related to our proprietary formulations or manufacturing processes.

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

Item 2. Properties

In March 2001, we purchased the approximately 119,000 square foot facility that houses our executive offices, manufacturing and warehouse space for approximately $3.7 million. This facility is located in Irving, Texas. Prior to its purchase, we leased this facility. We also lease distribution facilities in Burnaby, British Columbia to support our sales operations in Canada at an annual rental of approximately $92,000. Prior to October 2003, we maintained a second Canadian distribution facility in Toronto, Ontario. In October 2003, this facility was vacated and its operations moved to the Burnaby office.

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to us an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. Through December 31, 2003, we received $102,000 of the amount owed pursuant to this settlement. In addition, the parties agreed not to disparage the other, its products, its directors, officers or employees, and not to send unsolicited communications to any known customer of the other.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Nasdaq over-the-counter Bulletin Board published by the National Quotation Bureau, Inc. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years:

QUARTER ENDED	3/31/03	6/30/03	9/30/03	12/31/03
HIGH	.12	.25	.23	.48
LOW	.06	.05	.12	.09

QUARTER ENDED	3/31/02	6/30/02	9/30/02	12/31/02
HIGH	.29	.25	.230	.18
LOW	.15	.10	.045	.06

As of March 8, 2004 there were approximately 566 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.

Sales of Unregistered Securities

In April 2003 and June 2003, we sold an aggregate of 2,000,000 shares of our common stock at a total price of $200,000 to our founder and CEO. In March 2003, we sold 4,000,000 shares of our common stock at an aggregate price of $400,000 to our licensee in the former Soviet Union. The president of Coral Club International, Inc., our licensee, is a member of our Board of Directors. In March 2001, in connection with the acquisition of our current headquarters, we issued 40,000 shares of our common stock to an individual investor. These issuances were not registered with the Securities and Exchange Commission under the Securities Act of 1933, or any state securities commissioner. Exemption from registration of each of the issuances is claimed by us under Section 4(2) of the Federal Securities Act of 1933 as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

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

	Years Ended December 31
	2003	2002(1)	2001	2000	1999
Statement of Operations Data:
Sales	$19,278,453	$25,924,635	$33,818,747	$39,984,072	$35,681,261
Earnings (loss) from continuing operations	(180,128)	(581,889)	(240,769)	484,997	184,133
Net income (loss)	(105,318)	(556,489)	(1,114,635)	530,726	321,709
Balance Sheet Data:
Cash and cash equivalents	501,757	626,933	600,828	430,888	222,551
Working capital (deficit)	(814,211)	(1,521,808)	(599,078)	(45,752)	37,072
Total assets	10,643,965	11,101,987	12,601,164	10,907,819	9,112,722
Long-term debt	3,469,933	4,424,005	5,228,311	1,301,212	1,256,786
Shareholders’ equity	3,744,851	3,188,676	3,741,928	4,875,821	4,441,488

(1)	The financial statements for this period have been restated to reflect the adjustments described in Note C to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the preparation of the our financial statements for 2003, our audit committee, which was established in September 2003, requested that management and our independent accountants review the revenue recognition policy with regard to our licensee in the former Soviet Union, Coral Club International, Inc. (“CCI”) (See Note R to the consolidated financial statements). Until September 2002, sales were recorded when products were shipped to CCI. In September 2002, CCI and we reached an agreement that provided that we would store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI agreed to accept ownership of and pay for the products as they were segregated in our warehouse for CCI’s account. Upon entering into this agreement, we began to recognize sales to CCI at the time products were billed and segregated in our warehouse for CCI’s account.

After reviewing this accounting practice in light of authoritative accounting literature, management, in consultation with our independent accountants, concluded that sales should have been recognized at the time products were shipped rather than when such products were segregated in our warehouse for CCI’s account. As a result, we have restated our previously reported audited financial statements for the year ended December 31, 2002. The restated financial statements for 2002 are contained in this report, and the components of the restatement along with the related effect on previously issued financial statements are set forth in Note C to the consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations incorporates the restated amounts.

Overview

We operate in two industry segments, Nutritional Products and Medical Products. The Nutritional Products segment represents our core product line, accounting for 92% of our sales. We have experienced declining sales in the Nutritional Products segment in North America, which, even with the decline, is still our primary market. At the same time, we have experienced sales growth outside of North America, mainly through a licensee that distributes our Nutritional Products in the former Soviet Union. We have also experienced growth in the Medical Products segment, which distributes its products in the United States.

As described more fully below, we attribute the decline in sales of our core product line to the dispute with a former supplier and member of our Board of Directors, Patrick Flanagan. Since this dispute arose, we have developed replacement products for the products formerly supplied by Flanagan, developed and introduced new products, recreated our core marketing message, eliminating our association with Flanagan, and introduced changes to our distributor compensation plan intended to stimulate sales and increase recruiting of new independent distributors. The most recent of these changes became effective in January 2004. While we believe these actions will ultimately reverse the declining sales trend, we can give no assurance of future sales growth.

While addressing the issues created by our dispute with Flanagan, we also engaged in a concerted effort to reduce operating expenses during this period of declining North American sales. In this regard, we reduced personnel, and reorganized and consolidated operating activities to increase efficiency and reduce operating expenses. This included reorganizing our international marketing department, which reduced expenses while improving efficiency, closing one of two Canadian distribution centers and moving a significant portion of the Canadian operations to our office in the U.S. As described more fully below, we also obtained a favorable settlement of the litigation with Flanagan, pursuant to which he paid us $102,000 during 2003.

These efforts produced an improvement in operating results in 2003. Our net loss in 2003 was $105,000 compared with a net loss of $556,000 in 2002. As more fully described below, to improve liquidity and reduce our working capital deficit, during the first six months of 2003, we sold 6,000,000 shares of common stock for an aggregate purchase price of $600,000. These were primary factors in the reduction of our working capital deficit to $814,000 at December 31, 2003 compared with $1,522,000 at December 31, 2002.

Liquidity and Capital Resources; Material Changes in Financial Condition

During the year ended December 31, 2003, we had a net decrease in cash of $125,000. This decrease occurred mainly because net cash used in financing and investing activities of $368,000 and $37,000, respectively, exceeded net cash provided by operating activities of $300,000. With regard to our operating activities, we had a loss from continuing operations of $180,000, which included non-cash expense items such as depreciation and amortization of $607,000 and a loss on disposition of assets of $213,000. In addition, our accrued liabilities increased $297,000 which was primarily attributable to an increase in cash deposits made by our licensee in the former Soviet Union related to purchase orders placed but not shipped. Net cash provided from these operating activities was partially offset by cash used to reduce accounts payable by $307,000. With regard to financing activities, during 2003 we made aggregate debt repayments in the amount of $968,000, including payments against lines of credit and payments of long-term debt related to both continuing and discontinued operations. To improve our liquidity, during 2003 we sold 6,000,000 shares of our common stock for an aggregate purchase price of $600,000. We sold 4,000,000 of theses shares to our licensee in the former Soviet Union, Coral Club International, Inc., the president of which is a member of our Board of Directors. The remaining 2,000,000 shares were sold to our founder and Chairman. As a result of all these activities, during 2003 we reduced our working capital deficit to $814,000, a $708,000 improvement from the working capital deficit of $1,522,000 reported at December 31, 2002.

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

We review the carrying value of our goodwill and other intangible assets at the end of each year and at other times if events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the evaluation.

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

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	2004	2005 - 2006	2007 - 2008	2009 and Beyond
Long-term debt	$3,415,000	$536,000	$346,000	$336,000	$2,197,000
Capital leases	46,000	46,000	—	—	—
Operating leases	319,000	212,000	107,000	—	—
Employment agreements	5,452,000	1,425,000	2,850,000	820,000	357,000

Results of Operations - 2003 Compared with 2002

Our sales for the year ended December 31, 2003 were $19,278,000 compared with sales for the prior year of $25,925,000, a decrease of $6,647,000 or 26%. This decline was due primarily to declines in sales of our Nutritional Products in the U.S. and Canadian markets of $6,388,000 and $886,000, respectively. Declines in these markets were partially offset by a net sales increase in our international licensee markets, principally the former Soviet Union, of $260,000 and sales of Medical Products of $367,000.

We believe that the principal factor affecting our U.S. and Canadian Nutritional Products sales was the dispute with G. Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively “Flanagan”). We entered into a supply contract with Flanagan in 1998 that gave us the unfettered right to purchase silica hydride powder, the principal ingredient in our top selling product, Microhydrin, and certain other proprietary raw materials. Sales of products containing Flanagan’s proprietary ingredients increased to a level that represented in excess of 50% of our sales volume. We were effectively the exclusive distributor of products containing his proprietary ingredients until December 2001 when Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Flanagan’s actions had an extremely negative impact on the sales and recruiting efforts of our network of independent distributors. As an initial step to improve our competitive position, we developed a proprietary, broad-based blend of antioxidants, including Microhydrin. This product, Microhydrin Plus, was introduced in late April 2002.

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

During 2003, we developed and introduced new marketing programs and distributor compensation plan incentives, which included the introduction of a new weight loss system, that were designed to stimulate sales and recruiting efforts among our independent distributor network. We will be able to evaluate the effectiveness of these efforts during 2004. We believe that the actions we have taken along with our other marketing strategies and programs, will help us, for the most part, to improve retention of our present distributor base, stabilize our present sales volume and provide a base from which we can begin to grow our business. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Our cost of goods sold for the year ended December 31, 2003 declined significantly as a result of the decline in our sales. Our cost of goods sold for the year ended December 31, 2003 was $5,910,000 compared with cost of goods sold in the prior year of $8,355,000, a decrease of $2,445,000 or 29%. As a percentage of sales, cost of goods sold was 31% in 2003 and 32% in 2002. As a percentage of sales, gross margin improved 1% in 2003 mainly because of two factors. Our cost for key raw materials that we began manufacturing in-house in mid-2002 is less than our cost to purchase these materials. This resulted in a gross margin improvement in 2003. However, this improvement was largely offset as a result of the overall increase in sales to our international licensees. The gross margin for products sold to international licensees is lower than the gross margin for products sold in other markets because we sell internationally at lower prices, as we do not pay distributor commissions on sales of products to international licensees.

Our distributor commissions for the year ended December 31, 2003 declined significantly as a result of the decline in our sales. Our distributor commissions for the year ended December 31, 2003 were $5,689,000 compared with distributor commissions in 2002 of $8,661,000, a decrease of $2,972,000 or 34%. In the Nutritional Products segment, U.S. and Canadian market distributor commissions as a percentage of sales were unchanged at 40%. On a consolidated basis, distributor commissions as a percentage of sales declined to 30% in 2003 compared with 33% in 2002. This percentage decline was related to the overall increase in sales to our international licensees because we do not pay distributor commissions on sales of these products.

Our general and administrative expenses for the year ended December 31, 2003, were $6,967,000 compared with such expenses in 2002 of $8,441,000, a decrease of 1,474,000 or 17%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. We improved operating efficiency through a reorganization and consolidation of several operating functions, and significantly reduced personnel and information technology expenses. As a percentage of sales, general and administrative expenses were 36% in 2003 and 33% in 2002.

Our interest expense for the year ended December 31, 2003 was $304,000 compared with interest expense in 2002 of $388,000, a decrease of $85,000 or 22%. This decrease was related to the repayment of long-term debt.

We recorded a loss on disposition of assets in 2003 of $173,000. This loss was mainly related to the cancellation of a split dollar life insurance arrangement originally established in 1995 between Clinton Howard, Chairman and CEO, and us. In connection with the cancellation of this arrangement in November 2003, a $1,000,000 life insurance policy on the life of Mr. Howard having a cash surrender value of approximately $122,000 was transferred to us, and we cancelled a collateral assignment agreement from the policy owner, Mr. Howard’s spouse, that provided for repayment to the Company of the policy premiums we paid. As a result, the Company charged $145,000 to expense in 2003, which represented the difference between the cash surrender value transferred to the Company and policy premiums of $267,000 paid by the Company, which were no longer secured by the collateral assignment agreement.

Other income of $102,000 recognized in 2003 represents payments received pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000.

Earnings from discontinued operations for the year ended December 31, 2003, net of income taxes of $39,000, resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option valued at $2,500 to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock.

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

Our net loss for the year ended December 31, 2003 was $105,000, or $.01 per share, compared with a net loss in the prior year of $556,000 or $.04 per share. This improvement resulted from the factors described above.

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

Results of Operations - 2002 Compared with 2001

Our sales for the year ended December 31, 2002 were $25,925,000 compared with sales for the prior year of $33,819,000, a decrease of $7,894,000 or 23%. This decline in sales resulted mainly from sales declines of our traditional nutritional and personal care products in the U.S. and Canadian markets of $7,236,000 and $2,028,000, respectively. Declines in these markets were partially offset by a net sales increase in our other international markets of $603,000 and in our MPM Medical products market of $767,000.

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

Our cost of goods sold for the year ended December 31, 2002 was $8,355,000 compared with cost of goods sold in the prior year of $10,318,000, a decrease of $1,963,000 or 19%. As a percentage of sales, cost of goods sold was 32% in 2002 compared with 31% in 2001. This percentage increase was mainly related to the increase in sales to our international licensees. Cost of goods sold as a percentage of sales is higher for products sold to international licensees because we do not pay distributor commissions on sales of these products.

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

Our general and administrative expenses for the year ended December 31, 2002, were $8,441,000 compared with such expenses in 2001 of $9,706,000, a decrease of $1,265,000 or 13%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 33% in 2002 compared with 29% in 2001.

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

We recorded a loss on disposition of assets in 2001 of $703,000. The principal components of this loss are described below:

Web Site Software – In December 2000, we entered into a contract with a software development company to design, program, maintain and host a new web site for us. We wrote off our investment of $253,000 when the software development company became insolvent.

Japan assets – In June 2001, we entered into an agreement to reacquire the license we had previously granted to a third party to market our products in Japan. As part of this agreement, we acquired assets, mainly computer software, used in the Japan operations. In connection with a restructuring of operations in Japan in December 2001, we determined that we no longer had use for certain of these assets resulting in a write off of $160,000.

Other Assets – In December 2001, we identified certain ineffective marketing programs that we decided to eliminate or change. In connection with this effort, we wrote off inventories and other assets associated with these programs in the amount of $277,000.

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

Our net loss for the year ended December 31, 2002 was $556,000, or $0.04 per share, compared with a net loss in the prior year of $1,115,000 or $0.08 per share, an improvement of $711,000. Our losses in 2002 and 2001 resulted from the factors described above.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is not expected that the adoption of the provisions of FIN 46 will have any impact upon our financial condition or results of operations.

Accounting for Certain Financial Instruments

In May 2003, the Financial Accounting Standards Board issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 revised the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial condition. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. It is not expected that the adoption of the provisions of SFAS No. 150 will have any impact upon our financial condition or results of operations.

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

Foreign exchange

We have foreign-based operations in Canada which accounted for 14% of 2003 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $270,000 at December 31, 2003, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $27,000.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At December 31, 2003, we had approximately $486,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at December 31, 2003, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,300.

Item 8. Financial Statements and Supplemental Data

The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected. In preparing our financial statements for the year ended December 31, 2003, we determined that certain revenue recognition accounting practices being used by us were not consistent with authoritative accounting literature. As a result, we have implemented additional procedures to prevent this from recurring. There have been no other significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART III

Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 2, 2004, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Company

Information with respect to our directors may be found in the Proxy Statement in the section titled “Election of Directors” and is incorporated herein by reference. Information with respect to executive officers may be found in the Proxy Statement in the section titled “Executive Compensation and Other Information” and is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found in the Proxy Statement in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to executive compensation may be found in the Proxy Statement in the section titled “Executive Compensation and Other Information” and under the caption “Director Compensation” in the section titled “Election of Directors.” Such information is incorporated herein by reference.

Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Proxy Statement set forth in the section “Security Ownership of Certain Beneficial Owners and Management” and under the caption “Equity Compensation Plan Information” in the section titled “Executive Compensation and Other Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” in the section titled “Executive Compensation and Other Information” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is set forth under the caption “Audit Fees and Non-Audit Fees” in the section titled “Ratify Appointment of Independent Auditors” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements. The following financial statements are filed as part of this 10-K

Title of Document

Report of Grant Thornton LLP, Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the Years December 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(a)(3)	Exhibits. The following exhibits are included as part of this report:

Ex. No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amendment No. 1 to Bylaws (2)

4.1	Specimen copy of Certificate for Common Stock (1)

4.2	Specimen copy of 10% Convertible Notes issued in 1997 (3)

4.3	The 2003 Stock Incentive Plan (4)

10.1	Exclusive License Agreement with Flanagan Technologies for its Microclusters (3)

10.2	Form of Member Agreement and Policies with Distributors (3)

10.3	Form of Indemnification Agreement (1)

10.4	Real Estate Purchase Agreement (5)

10.5	Employment Agreement with Clinton H. Howard (6)

10.6	Employment Agreement with Wayne R. Holbrook*

10.7	Employment Agreement with Kenneth L. Sabot*

10.8	Employment Agreement with Steven E. Brown*

10.9	Employment Agreement with Dennis N. Windsor*

10.10	Employment Agreement with G. Trevor Scofield*

10.11	Employment Agreement with Jerry L. Phelps*

10.12	Employment Agreement with Paul R. Miller*

14.1	Code of Ethics*

16.1	Letter regarding change in accountant (7)

21.1	List of company subsidiaries*

23.1	Consent of Grant Thornton LLP, independent certified public accountants to incorporation of reports by reference (8)

23.2	Consent of legal counsel, Gardere Wynne Sewell LLP (8)

24.1	Power of Attorney (8)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(3)	Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(4)	Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000
(6)	Incorporated by reference to the Current Report on Form 8-K filed December 2, 2003
(7)	Incorporated by reference to the Current Report on Form 8-K/A filed January 10, 2001
(8)	Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003

(b)	Reports on Form 8-K

December 3, 2003 – We filed a report on Form 8-K in connection with the execution of an employment agreement effective through December 31, 2008 with our Chief Executive Officer, Clinton H. Howard.

November 11, 2003 – We filed a report on Form 8-K in connection with the issuance of a press release announcing our third quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BODYCARE, INC.,
a Nevada corporation

Date: April 12, 2004	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Clinton H. Howard	Chairman of the Board of Directors and Chief Executive Officer	April 12, 2004
Clinton H. Howard

/s/ Steven E. Brown	Director, Vice President-Finance, Chief Financial Officer	April 12, 2004
Steven E. Brown

/s/ Wayne R. Holbrook	Director, President	April 12, 2004
Wayne R. Holbrook

/s/ Kenneth L. Sabot	Director, Senior Vice President-Operations	April 12, 2004
Kenneth L. Sabot
	Director	April 12, 2004
Joseph S. Schuchert

/s/ David H. Brune	Director	April 12, 2004
David H. Brune

/s/ J. Ike Guest	Director	April 12, 2004
J. Ike Guest
/s/ Leonid Lapp	Director	April 12, 2004
Leonid Lapp

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Royal BodyCare, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations and cash flows for the year ended December 31, 2002 have been restated.

As discussed in Note G to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.

GRANT THORNTON LLP

Dallas, Texas

March 12, 2004

(except for Note C,

as to which the date is April 9, 2004)

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2003	2002
		(Restated – Note C)
ASSETS
Current assets
Cash and cash equivalents	$501,757	$626,933
Accounts receivable, net of allowance for doubtful accounts of $31,080 and $87,345, respectively	169,780	182,927
Inventories	2,349,657	1,964,443
Deferred income taxes	21,462	13,312
Prepaid expenses	164,055	135,804

Total current assets	3,206,711	2,923,419

Property and equipment, net of accumulated depreciation	4,875,812	5,450,766

Goodwill, net of accumulated amortization	2,095,054	2,095,054

Other intangible assets, net of accumulated amortization	321,393	363,801

Other assets	144,995	268,947

	$10,643,965	$11,101,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$853,060	$1,124,837
Accrued liabilities	2,446,153	2,118,884
Current maturities of long-term debt	580,058	872,059
Lines of credit	129,968	245,585
Liabilities of discontinued operations	11,683	83,862

Total current liabilities	4,020,922	4,445,227

Long-term debt, less current maturities	2,878,192	3,205,658
Long-term debt of discontinued operations, less current maturities	—	262,426

Shareholders’ equity
Preferred stock, $.10 par value; authorized 20,000,000 shares; none outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 19,956,294 and 13,956,294 shares issued and outstanding in 2003 and 2002, respectively	19,956	13,956
Additional paid-in capital	12,775,578	12,179,078
Accumulated deficit	(8,977,687)	(8,872,369)
Accumulated other comprehensive loss	(72,996)	(131,989)

	3,744,851	3,188,676

	$10,643,965	$11,101,987

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2003	2002	2001
	(Restated – Note C)
Sales	$19,278,453	$25,924,635	$33,818,747
Cost of sales	5,910,230	8,355,038	10,318,164

Gross profit	13,368,223	17,569,597	23,500,583
Operating expenses
General and administrative	6,967,448	8,440,567	9,705,559
Distributor commissions	5,688,551	8,661,324	12,157,479
Depreciation and amortization	599,491	625,034	882,863

Total operating expenses	13,255,490	17,726,925	22,745,901

Operating profit (loss)	112,733	(157,328)	754,682

Interest expense	303,667	388,483	396,330
Loss on disposition of assets	172,602	25,968	702,949
Other (income)	(101,661)	—	—

	374,608	414,451	1,099,279

Loss from continuing operations before income taxes	(261,875)	(571,779)	(344,597)

Income tax expense (benefit)	(81,747)	10,110	(103,828)

Loss from continuing operations	(180,128)	(581,889)	(240,769)

Earnings (loss) from discontinued operations, net of tax	74,810	25,400	(873,866)

Net loss	$(105,318)	$(556,489)	$(1,114,635)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.04)	$(0.02)
Earnings (loss) from discontinued operations	0.00	0.00	(0.06)

Basic loss per share	$(0.01)	$(0.04)	$(0.08)

Basic weighted average shares outstanding	18,622,961	13,956,294	13,949,627

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.04)	$(0.02)
Earnings (loss) from discontinued operations	0.00	0.00	(0.06)

Fully diluted loss per share	$(0.01)	$(0.04)	$(0.08)

Diluted weighted average shares outstanding	18,901,538	13,956,294	13,949,627

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other Comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2001	13,916,294	$13,916	$12,159,118	$(7,201,245)	$(95,968)	$4,875,821

Other comprehensive loss
Net loss	—	—	—	(1,114,635)	—	(1,114,635)
Foreign currency translation adjustment	—	—	—	—	(39,258)	(39,258)

Total comprehensive loss, as restated						(1,153,893)

Issuance of stock for services	40,000	40	19,960	—	—	20,000

Balance at December 31, 2001	13,956,294	13,956	12,179,078	(8,315,880)	(135,226)	3,741,928

Other comprehensive income
Net loss (restated – Note C)	—	—	—	(556,489)	—	(556,489)
Foreign currency translation adjustment	—	—	—	—	3,237	3,237

Total comprehensive loss						(553,252)

Balance at December 31, 2002, as restated	13,956,294	13,956	12,179,078	(8,872,369)	(131,989)	3,188,676

Other comprehensive income
Net loss	—	—	—	(105,318)	—	(105,318)
Foreign currency translation adjustment	—	—	—	—	58,993	58,993

Total comprehensive loss						(46,325)

Sales of common stock	6,000,000	6,000	594,000	—	—	600,000

Issuance of stock option in settlement of obligation	—	—	2,500	—	—	2,500

Balance at December 31, 2003	19,956,294	$19,956	$12,775,578	$(8,977,687)	$(72,996)	$3,744,851

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2003	2002	2001
		(Restated – Note C)
Cash flows from operating activities
Net loss	$(105,318)	$(556,489)	$(1,114,635)
Less earnings (loss) from discontinued operations	74,810	25,400	(873,866)

Loss from continuing operations	(180,128)	(581,889)	(240,769)

Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operations
Depreciation and amortization	607,424	625,034	882,863
Loss on disposition of assets	212,588	158,352	702,949
Deferred income taxes	(46,688)	(8,528)	(150,132)
Issuance of stock or stock options for services	—	—	20,000
Change in operating assets and liabilities
Accounts receivable	17,045	528,393	(220,733)
Interest bearing deposit	—	125,000	—
Prepaid expenses	(13,509)	25,304	166,839
Inventories	(266,845)	333,932	746,035
Other assets	(20,348)	(30,291)	115,385
Accounts payable, trade	(306,539)	80,129	(479,604)
Accrued liabilities	296,632	91,882	(194,823)

Net cash provided by operating activities of continuing operations	299,632	1,347,318	1,348,010
Net cash used in discontinued operations	—	(106,832)	(329,265)

Net cash provided by operating activities	299,632	1,240,486	1,018,745

Cash flows from investing activities
Purchase of property and equipment	(40,087)	(287,543)	(4,104,096)
Proceeds from sale of property and equipment	2,709	20,580	—

Net cash used in investing activities of continuing operations	(37,378)	(266,963)	(4,104,096)
Net cash used in discontinued operations	—	—	(205,000)

Net cash used in investing activities	(37,378)	(266,963)	(4,309,096)

Cash flows from financing activities
Sales of common stock	600,000	—	—
Net payments against lines of credit	(130,125)	(95,270)	(71,734)
Proceeds from long-term debt	—	58,804	3,791,094
Payments of long-term debt	(619,467)	(806,709)	(580,639)

Net cash (used in) provided by financing activities of continuing operations	(149,592)	(843,175)	3,138,721
Net cash (used in) provided by discontinued operations	(218,757)	(101,948)	301,388

Net cash (used in) provided by financing activities	(368,349)	(945,123)	3,440,109

Effect of exchange rate changes on cash flows	(19,081)	(2,295)	20,182

Net increase (decrease) in cash	(125,176)	26,105	169,940

Cash and cash equivalents at beginning of year	626,933	600,828	430,888

Cash and cash equivalents at end of year	$501,757	$626,933	$600,828

Supplemental cash flow disclosures
Income taxes	$—	$—	$—
Interest	297,590	396,841	408,703

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE A – NATURE OF OPERATIONS AND ORGANIZATION

Royal BodyCare, Inc. (“RBC” or the “Company”) is principally engaged in the marketing of nutritional supplements and personal care products in the United States, Canada and Japan. The Company’s products are marketed through a network marketing system in which distributors, who are independent contractors, purchase products for resale to retail customers or for personal use.

RBC has also entered into exclusive licensing arrangements to sell its nutritional and personal care products in other international markets through third party licensees in the respective countries. RBC has entered into three such arrangements to market its products. Under these arrangements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States, Canada and Japan.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of RBC, and its wholly-owned subsidiaries; Royal BodyCare USA, Inc., Royal BodyCare Canada, Inc., BizAdigm, Inc. and MPM Medical, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated. During 2003, Pure Life International Products, Inc. was merged into its parent company, Royal BodyCare Canada, Inc., the result of which was the dissolution of Pure Life International Products, Inc.

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time. At December 31, 2003, $83,000 and $8,000 were held in a Canadian bank and a Japanese bank, respectively. At December 31, 2002 there were no deposits held in foreign banks. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable -The Company’s accounts receivable arise in the normal course of business and primarily relate to sales of products to various businesses and individuals. Accounts receivable are generally due within 30 or 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the industry as a whole. The Company charges accounts receivable to allowance when they become uncollectible, and any payments subsequently received on such accounts are credited to the allowance for doubtful accounts.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Intangible Assets and Amortization - The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002. Distribution contracts, copyrights, trademarks, registrations and other intangibles are amortized over average lives of 8, 19 and 11 years, respectively.

The recoverability of intangible assets (i.e. goodwill) will be evaluated annually in accordance with SFAS No. 142, in which the Company is required to test goodwill for impairment by comparing the carrying value of its reporting units, including goodwill, to the fair value of the unit, as determined by projecting discounted cash flows expected from the units.

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition and Deferred Revenue - Sales are recorded when products are shipped and title passes to the distributor and/or customer. Payments received for unshipped products are recorded as “deferred revenue for unshipped orders” and are included in accrued liabilities. The Company generally requires cash or credit payment at the point of sale for nutritional products and personal care products sold to its network marketing independent contractors. With regard to orders received from its third party licensees, the Company generally requires the licensee to make a cash deposit equal to 50% of the order at the time an order is placed, and to pay the remaining 50% when the Company is ready to ship products in fulfillment of the order.

The Company’s agreements with its third party licensees provide that licensees pay a monthly royalty to the Company, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territory covered by the license agreement. Royalties paid by licensees are recorded as sales and amounted to $531,000, $357,000 and $441,000 in 2003, 2002 and 2001, respectively.

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

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar debt offered having the same or similar maturities and collateral requirements. At December 31, 2003, fair value of the fixed rate long-term debt was $3,213,000 which is $330,000 above the carrying value of $2,883,000.

Segment Information - The Company’s operations involve two operating segments: the Nutritional Products segment and the Medical Products segment. Nutritional products are developed and distributed to a network of independent distributors operating primarily in North America and to licensees operating in certain other countries outside of North America. Medical products are developed and sold throughout the United States through medical/surgical supply dealers and pharmaceutical distributors to medical institutions such as hospitals, nursing homes and pharmacies.

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

Advertising - Advertising expense is charged to operations when incurred. Advertising expenses were $35,000, $29,000 and $12,000 in 2003, 2002 and 2001, respectively.

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

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation – At December 31, 2003, the Company has a long-term incentive plan for the benefit of certain key employees, officers and directors, which is described more fully in Note J. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
		(Restated)
Net loss, as reported	$(105,318)	$(556,489)	$(1,114,635)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(154,660)	(66,761)	(79,989)

Pro forma net loss	$(259,978)	$(623,250)	$(1,194,624)

Loss per share – basic and diluted
As reported	$(0.01)	$(0.04)	$(0.08)
Pro forma	(0.01)	(0.04)	(0.09)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 135.31 percent for 2003; average risk-free interest rate of 4.28 percent for 2003; average expected life of 7.51 years for 2003; no dividend yield. There were no options granted in 2002 or 2001. The weighted-average fair value of options granted in 2003 was $0.14.

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

New Accounting Pronouncements –

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. It is not expected that the adoption of the provisions of FIN 46 will have any impact upon our financial condition or results of operations.

Accounting for Certain Financial Instruments

In May 2003, the Financial Accounting Standards Board issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 revised the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial condition. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. It is not expected that the adoption of the provisions of SFAS No. 150 will have any impact on the Company’s financial condition or results of operations.

Reclassifications – Certain amounts in 2002 have been reclassified to conform with the 2003 presentation.

NOTE C – RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements for 2003, the audit committee, which was established in September 2003, requested that management and the Company’s independent accountants review the revenue recognition policy with regard to the Company’s licensee in the former Soviet Union, Coral Club International, Inc. (“CCI”) (See Note R). Until September 2002, sales were recorded when products were shipped to CCI. In September 2002, The Company and CCI reached an agreement that provided that the Company would store products for CCI in its warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI agreed to accept ownership of and pay for the products as they were segregated in the Company’s warehouse for CCI’s account. Upon entering into this agreement, the Company began to recognize sales to CCI at the time products were billed and segregated in the Company’s warehouse for CCI’s account.

After reviewing this policy in light of authoritative accounting literature, management, in consultation with the Company’s independent accountants, concluded that sales should have been recognized at the time products were shipped rather than when such products were segregated in the Company’s warehouse for CCI’s account. As a result, the Company has restated its previously reported audited financial statements for the year ended December 31, 2002, and the unaudited results for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, and September 30, 2002.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE C – RESTATEMENT OF FINANCIAL STATEMENTS – continued

A summary of the significant effects of the restatement on the year ended December 31, 2002 is set forth below:

	December 31, 2002
	As Previously Reported(1)	As Restated
Consolidated statements of operations data for the year ended:
Sales	$26,284,907	$25,924,635
Cost of sales	8,562,393	8,355,038
Gross profit	17,722,514	17,569,597
Operating loss	(4,411)	(157,328)
Loss from continuing operations	(428,972)	(581,889)
Net loss	(403,572)	(556,489)
Net loss per share – basic and diluted	(0.03)	(0.04)
Consolidated balance sheet data as of:
Inventories	1,757,088	1,964,443
Total current assets	2,716,064	2,923,419
Total assets	10,894,632	11,101,987
Accrued liabilities	1,758,612	2,118,884
Total current liabilities	4,084,955	4,445,227
Accumulated deficit	(8,719,452)	(8,872,369)
Shareholders’ equity	3,341,593	3,188,676

A summary of the significant effects of the restatement on previously reported unaudited quarterly periods is set forth below:

	Quarter ended September 30, 2003		Nine months ended September 30, 2003
	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statements of operations data for the period ended:
Sales	$5,877,068	$5,207,449	$15,388,796	$14,778,145
Cost of sales	2,238,576	1,835,474	4,802,669	4,379,546
Gross profit	3,638,492	3,371,975	10,586,127	10,398,599
Operating profit (loss)	301,699	35,182	183,145	(4,383)
Earnings (loss) from continuing operations	260,540	(5,977)	34,176	(153,352)
Net earnings (loss)	260,540	(5,977)	147,524	(40,004)
Net earnings (loss) per share – basic and diluted	0.01	(0.00)	0.01	(0.00)
Consolidated balance sheet data as of:
Inventories	1,891,653	2,522,131	1,891,653	2,522,131
Total current assets	2,853,166	3,483,644	2,853,166	3,483,644
Total assets	10,647,961	11,278,439	10,647,961	11,278,439
Accrued liabilities	1,800,163	2,771,086	1,800,163	2,771,086
Total current liabilities	3,548,276	4,519,199	3,548,276	4,519,199
Accumulated deficit	(8,571,927)	(8,912,372)	(8,571,927)	(8,912,372)
Shareholders’ equity	4,155,366	3,814,921	4,155,366	3,814,921

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE C – RESTATEMENT OF FINANCIAL STATEMENTS – continued

	Quarter ended June 30, 2003		Six months ended June 30, 2003
	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statements of operations data for the period ended:
Sales	$4,709,300	$4,677,513	$9,509,890	$9,568,858
Cost of sales	1,390,840	1,317,895	2,583,305	2,563,284
Gross profit	3,318,460	3,359,618	6,926,585	7,005,574
Operating loss	(167,868)	(126,710)	(118,577)	(39,588)
Loss from continuing operations	(211,744)	(170,586)	(226,364)	(147,375)
Net loss	(98,396)	(57,238)	(113,016)	(34,027)
Net loss per share – basic and diluted	(0.01)	(0.00)	(0.01)	(0.00)
Consolidated balance sheet data as of:
Inventories	2,065,695	2,293,071	2,065,695	2,293,071
Total current assets	3,340,204	3,567,580	3,340,204	3,567,580
Total assets	11,230,561	11,457,937	11,230,561	11,457,937
Accrued liabilities	2,474,803	2,776,107	2,474,803	2,776,107
Total current liabilities	4,313,669	4,614,973	4,313,669	4,614,973
Accumulated deficit	(8,832,468)	(8,806,396)	(8,832,468)	(8,806,396)
Shareholders’ equity	3,886,205	3,812,277	3,886,205	3,812,277

	Quarter ended March 31, 2003		Quarter ended December 31, 2002
	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statements of operations data for the period ended:
Sales	$4,800,590	$4,891,345	$5,580,718	$5,306,339
Cost of sales	1,192,465	1,245,389	1,798,052	1,655,131
Gross profit	3,608,125	3,645,956	3,782,666	3,651,208
Operating profit (loss)	49,291	87,122	13,032	(118,426)
Earnings (loss) from continuing operations	(14,620)	23,211	(103,817)	(235,275)
Net earnings (loss)	(14,620)	23,211	(115,035)	(246,493)
Net earnings (loss) per share – Basic and diluted	(0.00)	0.00	(0.01)	(0.02)
Consolidated balance sheet data as of:
Inventories	1,672,716	1,827,147	1,757,088	1,964,443
Total current assets	2,646,491	2,800,922	2,716,064	2,923,419
Total assets	10,675,811	10,830,242	10,894,632	11,101,987
Accrued liabilities	1,871,647	2,141,164	1,758,612	2,118,884
Total current liabilities	3,824,516	4,094,033	4,084,955	4,445,227
Accumulated deficit	(8,734,072)	(8,849,158)	(8,719,452)	(8,872,369)
Shareholders’ equity	3,748,554	3,633,468	3,341,593	3,188,676

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE C – RESTATEMENT OF FINANCIAL STATEMENTS – continued

	Quarter ended September 30, 2002		Nine months ended September 30, 2002
	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statements of operations data for the period ended:
Sales	$6,202,887	$6,116,994	$20,704,189	$20,618,296
Cost of sales	2,019,313	1,954,879	6,764,341	6,699,907
Gross profit	4,183,574	4,162,115	13,939,848	13,918,389
Operating loss	(32,972)	(54,431)	(17,443)	(38,902)
Loss from continuing operations	(127,299)	(148,758)	(325,155)	(346,614)
Net loss	(33,899)	(55,358)	(288,537)	(309,996)
Net loss per share – basic and diluted	(0.00)	(0.00)	(0.02)	(0.02)
Consolidated balance sheet data as of:
Inventories	2,123,554	2,187,988	2,123,554	2,187,988
Total current assets	2,739,656	2,804,090	2,739,656	2,804,090
Total assets	11,053,124	11,117,558	11,053,124	11,117,558
Accrued liabilities	1,765,104	1,850,997	1,765,104	1,850,997
Total current liabilities	4,149,387	4,235,280	4,149,387	4,235,280
Accumulated deficit	(8,752,854)	(8,774,313)	(8,752,854)	(8,774,313)
Shareholders’ equity	3,305,353	3,283,894	3,305,353	3,283,894

(1)	Amounts include the effect of certain reclassifications made to conform to the 2003 presentation.

NOTE D – ACCOUNTS RECEIVABLE

At December 31, 2003 and 2002, accounts receivable consist of the following:

	2003	2002
Accounts receivable
Trade	$197,672	$267,229
Other	3,188	3,043

Total	200,860	270,272

Less allowance for doubtful accounts	31,080	87,345

Net accounts receivable	$169,780	$182,927

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Beginning balance	$87,345	$90,849
Bad debt provision (benefit)	(12,737)	17,334
Accounts written off	(43,528)	(20,838)

Ending balance	$31,080	$87,345

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE E – INVENTORIES

At December 31, 2003 and 2002, inventories consist of the following:

	2003	2002
		(Restated)
Raw materials and bulk products	$383,649	$410,886
Packaging materials	370,667	304,019
Finished goods	1,595,341	1,249,538

	$2,349,657	$1,964,443

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2003 and 2002, property and equipment consist of the following:

	2003	2002
Building and improvements	$2,729,984	$2,729,984
Computer software and office equipment	2,901,555	3,144,067
Warehouse equipment	227,075	262,525
Automotive equipment	55,392	73,848
Leasehold improvements	16,914	41,255

	5,930,920	6,251,679
Less accumulated depreciation and amortization	2,196,281	1,942,086

	3,734,639	4,309,593
Land	1,141,173	1,141,173

	$4,875,812	$5,450,766

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company amortized goodwill acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, annual goodwill amortization of approximately $156,000 is no longer being recognized. The Company completed a transitional impairment test of all intangible assets by March 31, 2002, and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. The Company now measures its goodwill for impairment at the end of each year. No impairment losses have been recognized as a result of this testing.

At December 31, 2003 and 2002, goodwill was as follows:

	December 31, 2003		December 31, 2002
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS – continued

In contrast to accounting standards in effect during 2001, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill. The information presented below reflects adjustments to information reported in 2001 as if SFAS 142 had been applied in those years. The adjustments include the effects of not amortizing goodwill.

	Year Ended December 31,
	2003	2002	2001
		(Restated)
Earnings (loss) from continuing operations:
As reported	$(180,128)	$(581,889)	$(240,769)
Goodwill amortization, net of income tax	—	—	155,732

As adjusted	$(180,128)	$(581,889)	$(85,037)

Earnings (loss) from continuing operations per share – basic and diluted:
As reported	$(0.01)	$(0.04)	$(0.02)
Goodwill amortization, net of income tax	0.00	0.00	0.01

As adjusted	$(0.01)	$(0.04)	$(0.01)

At December 31, 2003 and 2002, other intangible assets consist of the following:

		December 31, 2003		December 31, 2002
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Distribution contracts	8	$277,369	$(79,777)	$277,369	$(46,827)
Copyrights, trademarks and Other registrations	19	99,100	(12,553)	99,100	(7,267)
Other	11	47,600	(10,346)	47,600	(6,174)

		$424,069	$(102,676)	$424,069	$(60,268)

Amortization expense related to other intangible assets totaled approximately $42,000 for each of the years ended December 31, 2003 and 2002. The aggregate estimated amortization expense for other intangible assets remaining as of December 31, 2003 is as follows:

2004	$42,407
2005	42,407
2006	42,407
2007	42,407
2008	42,407
Thereafter	109,358

Total	$321,393

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE H – ACCRUED LIABILITIES

At December 31, 2003 and 2002 accrued liabilities consist of the following:

	2003	2002
		(Restated)
Distributor commissions	$701,891	$936,300
Deferred revenue for unshipped orders	1,282,294	714,781
Salaries and wages	333,788	296,953
Sales and other taxes	69,022	61,993
Interest	23,678	28,640
Other	35,480	80,217

Total	$2,446,153	$2,118,884

NOTE I – LINES OF CREDIT

At December 31, 2003 and 2002 lines of credit consist of the following:

	2003	2002
Line of credit ($100,000 maximum) at prime plus 3.25%	$100,000	$100,000
Line of credit ($50,000 maximum) at prime plus 4.0%	29,968	35,042
Line of credit ($115,000 maximum) at prime plus 1.0%	—	110,543

Total	$129,968	$245,585

The prime rate was 4% at December 31, 2003. The lines of credit are collateralized by the Company’s accounts receivable and inventories. The lines generally mature over a 12-month period.

The agreement associated with the $115,000 line of credit requires Royal BodyCare Canada, Inc. to maintain a minimum current ratio and tangible net worth, as defined.

NOTE J – LONG-TERM OBLIGATIONS

At December 31, 2003 and 2002 long-term obligations consist of the following:

	2003	2002
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,772,527	$2,863,363

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE J – LONG-TERM OBLIGATIONS – continued

	2003	2002
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, payable in monthly installments of $3,483 through June 2004 at which time a final installment of $94,000 is due	110,363	261,398
Note payable to bank bearing interest at prime plus 2% due in monthly installments of $10,810 through March 2006	149,335	265,842
U. S. Small Business Administration note bearing interest at prime plus 2.75% due in monthly installments of approximately $4,400 through July 2008	206,539	243,422
Notes payable to banks bearing interest at approximately 10.3%, payable through 2005, collateralized by automobiles	18,157	31,519
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32 (there were no conversions in 2003 or 2002)	128,000	128,000
Settlement to former marketing consultant and distributor, payable $5,000 per month through April 2004, settlement is without interest and has been discounted at 10%	19,590	74,606

Capital Lease Obligations	43,739	199,567
Other	10,000	10,000

	3,458,250	4,077,717

Less – current maturities	580,058	872,059

	$2,878,192	$3,205,658

Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 15%.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE J – LONG-TERM OBLIGATIONS – continued

Long-term obligation payments payable in the next five years are as follows:

December 31,	Debt	Capital leases
2004	$536,319	$45,567
2005	185,639	—
2006	160,061	—
2007	172,430	—
2008	163,594	—
Thereafter	2,196,468	—

	3,414,511	45,567
Less amount representing interest	—	1,828
Less current maturities	536,319	43,739

	$2,878,192	$—

NOTE K – CAPITAL TRANSACTIONS

Issuances of Common Stock –

In 2003, the Company sold 6,000,000 shares of unregistered common stock at $0.10 per share. Of these shares, 4,000,000 were sold to Coral Club International, Inc., the Company’s licensee in the former Soviet Union. The president of Coral Club International is a member of the Company’s Board of Directors. The remaining 2,000,000 shares were sold to the Company’s founder and Chairman.

In 2001, the Company issued 40,000 shares of common stock to an individual in consideration of services rendered in connection with the acquisition of the Company’s headquarters in March 2001.

Stock Options –

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

On September 4, 2003, the Company granted to certain officers, directors and key employees options to purchase 3,150,000 shares of the Company’s common stock at exercise prices ranging from $0.145 to $0.30 per share, which prices were equal to or in excess of the market price on the date of grant. These options expire on dates either five or nine years from the date of grant, and certain of these options vest ratably over periods of either four or five years.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE K – CAPITAL TRANSACTIONS – continued

As of December 31, 2003, directors, officers and key employees have been granted options under the Plan to acquire 3,202,000 shares of common stock that vest periodically through 2008. The options have been granted at prices ranging from $0.145 to $0.91 per share, which were the market prices or in excess of the market prices of the shares on the dates granted. The options expire at various dates through 2012.

The Company has also entered into stock option agreements outside of the Plan. During 2003, the Company granted a five-year option to purchase 25,000 shares of common stock to an individual at an exercise price of $0.10 per share in partial settlement of an obligation of BizAdigm, Inc. The Company recorded an increase of $2,500 to additional paid-in capital in connection with this option grant, which was the fair value of this option based on the Black-Scholes option pricing model.

As of December 31, 2003, individuals have been granted options to acquire 486,460 shares of common stock outside of the Plan. These options, which were fully vested at December 31, 2003, were granted at prices ranging from $0.10 to $1.29 per share, which were the market prices of the shares on the dates granted. These options expire at various dates through 2018.

Changes in stock options are as follows:

	Shares	Exercise price	Weighted- average exercise price
Outstanding at January 1, 2001	1,162,520	$0.50 - $2.40	$1.04
Granted	—	—	—
Exercised	—	—	—
Canceled or expired	(150,820)	0.77 - 1.54	1.16

Outstanding at December 31, 2001	1,011,700	0.50 - 2.40	0.97
Granted	—	—	—
Exercised	—	—	—
Canceled or expired	(220,860)	1.06 - 2.40	1.15

Outstanding at December 31, 2002	790,840	0.50 - 1.55	0.93
Granted-
With exercise price equal to market	2,465,000	0.10 - 0.145	0.14
With exercise price in excess of market	710,000	0.16 - 0.30	0.16
Exercised	—	—	—
Canceled or expired	(277,380)	0.88 - 1.55	1.19

Outstanding at December 31, 2003	3,688,460	0.10 - 1.29	0.24

Exercisable at December 31, 2003	1,100,460

Exercisable at December 31, 2002	764,840

Exercisable at December 31, 2001	970,200

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE K – CAPITAL TRANSACTIONS – continued

Stock options outstanding and exercisable at December 31, 2003 are summarized as follows:

Range of exercise price	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.10 - $0.16	3,165,000	7.2 years	$0.15	590,000	$0.14
0.30 - 0.50	112,000	5.3 years	0.48	106,500	0.49
0.78 - 0.812	340,000	13.2 years	0.81	332,500	0.81
0.91 - 1.29	71,460	.1 years	1.04	71,460	1.04

	3,688,460			1,100,460

NOTE L – INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% follows:

	Year Ended December 31,
	2003	2002	2001
		(Restated)
Federal income tax expense (benefit) at statutory rate	$(89,038)	$(194,405)	$(117,163)

State income taxes, net of federal benefit	3,310	(15,845)	(14,260)
Non-deductible expenses and other	44,242	4,779	2,581
NOL utilized by discontinued operations	—	9,398	—
Change in valuation allowance	(33,964)	190,675	—
Effect of foreign operations, net of foreign tax credits	(6,297)	15,508	25,014

Income tax expense (benefit)	$(81,747)	$10,110	$(103,828)

The valuation allowance in 2003 and 2002 represents a reserve against net operating losses from discontinued operations which is an asset of continuing operations, but it is more likely than not that this asset will not be realized in future years.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE L – INCOME TAXES - continued

Deferred tax assets and liabilities at December 31, 2003 and 2002 are comprised of the following:

	December 31,
	2003	2002
		(Restated)
Deferred tax assets related to:
Accrued liabilities	$—	$54,334
Accounts receivable and other assets	8,040	27,604
Net operating loss carryforward	1,078,023	1,129,136
Other	6,806	13,534

	1,092,869	1,224,608
Valuation allowance	(439,989)	(473,953)

Net deferred tax assets	652,880	750,655

Deferred tax liabilities related to:
Property and equipment	(453,296)	(612,667)
Intangible assets	(178,122)	(124,676)

Deferred tax liabilities	(631,418)	(737,343)

Net deferred tax assets	$21,462	$13,312

The Company has net operating loss carryforwards of approximately $2,900,000 that expire from 2016 to 2022.

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$—	$—	$(11,000)
Foreign	(35,059)	18,638	57,304
Deferred
Federal	(38,538)	—	(153,351)
Foreign	(8,150)	(8,528)	3,219

Income tax expense (benefit) - continuing operations	$(81,747)	$10,110	$(103,828)

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2005. Rental expense under non-cancelable operating leases totaled $434,000, $478,000 and $577,000 in 2003, 2002 and 2001, respectively. Future minimum payments under non-cancelable operating leases are as follows:

December 31,
2004	$211,851
2005	107,125

$318,976

In October 2003, the Company closed a distribution facility located in Toronto, Ontario, and relocated its operations to the Company’s distribution facility located near Vancouver, British Columbia. In connection with this closure the Company recorded a loss of $68,000, which is classified in the accompanying consolidated financial statements as “General and administrative” expense. Of this loss, $40,000 related to the disposition of assets formerly used in the closed facility. The remaining portion of this loss represented other expenses associated with the closure, such as moving costs and employee severance payments.

Employee Arrangements

In November 2003, the Company and its Chairman and CEO, Clinton H. Howard, cancelled a split dollar life insurance arrangement that was established in 1995. In connection with the cancellation of this arrangement, a $1,000,000 life insurance policy on the life of Mr. Howard having a cash surrender value of approximately $122,000 was transferred to the Company, and the Company and Mr. Howard’s spouse, the owner of the policy, cancelled a collateral assignment agreement that provided for repayment to the Company of policy premiums paid by it. As a result, the Company charged $145,000 to expense in 2003, which represented the difference between the cash surrender value transferred to the Company and policy premiums of $267,000 paid by the Company, which were no longer secured by the collateral assignment agreement. At December 31, 2003, the policy’s cash surrender value of $122,000 is included in “Other Assets” in the Company’s consolidated balance sheet. At December 31, 2002, $234,000 of policy premiums secured by the collateral assignment agreement was included in “Other Assets” in the Company’s consolidated balance sheet.

In November 2003, the Company entered into an employment agreement with Clinton H. Howard to serve as Chief Executive Officer through December 31, 2008. The employment agreement specifies a minimum salary, and provides for salary increases and additional cash incentive compensation if certain earnings targets are achieved. If Mr. Howard’s employment is terminated for certain reasons set forth in the agreement, which reasons include a change of control of the Company, as defined, the Company will be required to pay Mr. Howard a severance payment in an amount equal to two times his annual salary, in addition to other compensation due under the terms of the agreement. Under the terms of the agreement, upon termination of Mr. Howard’s employment, the Company is obligated to pay Mr. Howard a specified percentage of his salary for an additional five-year period for consulting services.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE M – COMMITMENTS AND CONTINGENCIES – continued

In February 2004, the Company entered into employment agreements with six of its key executives for terms ranging from three to four years. These agreements provide for a minimum base salary and additional cash incentive compensation if certain performance measures are attained. These agreements also provide that if employment is terminated for certain reasons set forth in the agreement, which reasons include a change of control of the Company, as defined, the Company will be required to pay a severance payment in an amount equal to one-half of annual salary, in addition to other compensation due under the terms of the agreement.

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than two months. The Company does not make matching contributions.

Lightforce Acquisition

In connection with the acquisition of Lightforce, Inc. in 1996, the seller receives a 5% commission on all sales of Lightforce products. This commission amounted to $33,000, $103,000 and $107,000 in 2003, 2002 and 2001, respectively.

Litigation

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. During 2003, the Company received approximately $102,000 of the amount owed. These payments are classified as “Other income” in the accompanying consolidated financial statements. In addition, the parties agreed not to disparage the other, its products, its directors, officers or employees, and not to send unsolicited communications to any known customer of the other.

Apart from the litigation described above, the Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE N – DISCONTINUED OPERATIONS

In December 2000, RBC created a new subsidiary named BizAdigm, Inc. (BizAdigm) to offer various internet products through a network of independent distributors similar in approach to the marketing of RBC’s nutritional and personal care products. Due to low sales volume, RBC discontinued the operations of BizAdigm during the second quarter of 2002.

Consequently, the operating results of BizAdigm are classified as discontinued operations. Liabilities of BizAdigm are included in “Liabilities of Discontinued Operations” and “Long Term Liabilities of Discontinued Operations” at December 31, 2003 and 2002. Liabilities of discontinued operations represent the current portion of long-term debt. The long-term liabilities of discontinued operations are capital lease and other long-term borrowing arrangements that mature at various dates through the first quarter of 2004. One such obligation was settled prior to its maturity date as described in the following paragraph.

Earnings (loss) from discontinued operations represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (GXI). GXI operations were discontinued in 1998. Earnings from discontinued operations, net of income taxes, in 2003 resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock and also the fair value of the stock option at the time this obligation was settled.

Included in earnings (loss) from discontinued operations in 2002 are earnings of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that the Company determined would not have to be paid. Also included in earnings (loss) from discontinued operations are recognized losses of $74,600 and $873,866, net of income tax benefits, in 2002 and 2001, respectively, related to BizAdigm operations. BizAdigm’s losses represented the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $45,000 and $799,000 in 2002 and 2001, respectively. BizAdigm’s loss in 2001 includes the write-off of the Company’s investment in BizAdigm’s assets of $490,000.

NOTE O – NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company had the following non-cash investing and financing activities:

	2003	2002	2001
Fixed asset purchases by capital leases	$—	$—	$575,256

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE P – SEGMENTS AND GEOGRAPHIC AREA

The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products. The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed under the Royal BodyCare trade name and are distributed by a network of independent distributors operating primarily in North America and by licensees operating in certain other countries outside of North America. The Medical Products segment markets a line of approximately 25 wound care and oncology products under the MPM Medical trade name. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies throughout the United States through a network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through a nationwide network of pharmaceutical distributors.

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

Segment information is as follows (in thousands):

Year ended December 31, 2003

	Nutritional Products	Medical Products	Consolidated
Sales to external customers	$17,741	$1,537	$19,278
Depreciation and amortization	570	37	607
Operating profit (loss)	80	33	113
Capital expenditures	40	—	40
Total assets	9,983	661	10,644

Year ended December 31, 2002 (Restated)
	Nutritional Products	Medical Products	Consolidated
Sales to external customers	$24,755	$1,170	$25,925
Depreciation and amortization	595	30	625
Operating profit (loss)	9	(166)	(157)
Capital expenditures	288	—	288
Total assets	10,491	611	11,102

Year ended December 31, 2001
	Nutritional Products	Medical Products	Consolidated
Sales to external customers	$33,416	$403	$33,819
Depreciation and amortization	872	11	883
Operating profit (loss)	781	(26)	755
Capital expenditures	4,104	—	4,104
Total assets	12,063	526	12,589

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE P – SEGMENTS AND GEOGRAPHIC AREA – continued

Financial information summarized geographically for the years ended December 31, 2003, 2002 and 2001 is listed below (in thousands):

	Sales to external customers	Long-Lived assets
Year ended December 31, 2003
Domestic	$12,598	$7,017
Canada	2,866	420
All others	3,814	—

Totals	$19,278	$7,437

Year ended December 31, 2002 (Restated)
Domestic	$18,619	$7,726
Canada	3,752	453
All others	3,554	—

Totals	$25,925	$8,179

Year ended December 31, 2001
Domestic	$25,087	$8,062
Canada	5,781	474
All others	2,951	—

Totals	$33,819	$8,536

Significant Customers

The Company recorded sales to its licensee in the former Soviet Union in the amount of $3,533,000 for the year ended December 31, 2003. These sales accounted for more than ten percent of net sales in the year ended December 31, 2003. In no other case did a customer of the Company account for more than ten percent of net sales for the years ended December 31, 2003, 2002 or 2001.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE Q – EARNINGS (LOSS) PER SHARE

Summarized basic and diluted earnings per common share were calculated as follows:

	Loss from Continuing Operations	Shares	Per Share
Year ended December 31, 2003
Basic earnings per common share	$(180,128)	18,622,961	$(0.01)
Effect of dilutive stock options	—	278,577

Diluted earnings per common share	$(180,128)	18,901,538	$(0.01)

Year ended December 31, 2002 (Restated)
Basic loss per common share	$(581,889)	13,956,294	$(0.04)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(581,889)	13,956,294	$(0.04)

Year ended December 31, 2001
Basic loss per common share	$(240,769)	13,949,627	$(0.02)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(240,769)	13,949,627	$(0.02)

For 2003, 2002 and 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 3,409,882, 790,840 and 1,011,700, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for 2003, 2002 and 2001 and accordingly have been excluded from the computation.

NOTE R – RELATED PARTY TRANSACTIONS

Life Insurance Arrangement – In November 2003, the Company and its Chairman and CEO, Clinton H. Howard, cancelled a split dollar life insurance arrangement that was established in 1995. In connection with the cancellation of this arrangement, a $1,000,000 life insurance policy on the life of Mr. Howard having a cash surrender value of approximately $122,000 was transferred to the Company, and the Company and Mr. Howard’s spouse, the owner of the policy, cancelled a collateral assignment agreement that provided for repayment to the Company of policy premiums paid by it. As a result, the Company charged $145,000 to expense in 2003, which represented the difference between the cash surrender value transferred to the Company and policy premiums of $267,000 paid by the Company, which were no longer secured by the collateral assignment agreement. At December 31, 2003, the policy’s cash surrender value of $122,000 is included in “Other Assets” in the Company’s consolidated balance sheet. At December 31, 2002, $234,000 of policy premiums secured by the collateral assignment agreement was included in “Other Assets” in the Company’s consolidated balance sheet.

Sales of Common Stock - In 2003, the Company sold 6,000,000 shares of unregistered common stock at $0.10 per share. Of these shares, 4,000,000 were sold to Coral Club International, Inc., the Company’s licensee in the former Soviet Union. The president of Coral Club International is a member of the Company’s Board of Directors. The remaining 2,000,000 shares were sold to Mr. Howard.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE R – RELATED PARTY TRANSACTIONS – continued

Debt Guarantees – Mr. Howard has guaranteed the mortgage note relating to the acquisition of the corporate headquarters facility and the debt assumed in connection with the acquisition of MPM Medical amounting to $2,773,000 and $207,000, respectively, at December 31, 2003. Mr. Howard has also guaranteed certain other borrowings of the Company which aggregated $289,000 at December 31, 2003.

Customer Arrangement - The Company recorded sales to its licensee in the former Soviet Union, Coral Club International, Inc. (“CCI”), in the amount of $3,533,000, $2,314,000 and $1,065,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Pursuant to the license agreement between CCI and the Company, CCI paid royalties to the Company for the years ended December 31, 2003, 2002 and 2001 in the amount of $518,000, $255,000 and $144,000, respectively, which are recorded as sales. The president of CCI is a member of the Company’s Board of Directors.

Supplier Arrangement – Until May 2002, the Company had been granted a license to sell certain products by Flanagan Technologies, a company controlled by a former director. This director was appointed in June 2000 and resigned in March 2002. During 2002 and 2001, the Company paid $913,000 and $2,500,000, respectively, to the former director’s company for products purchased under the license agreement.

NOTE S – FOURTH QUARTER ADJUSTMENTS IN 2001

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

Insurance Recovery - On July 1, 2001, the Company’s U. S. headquarters facility was damaged when a portion of the warehouse roof collapsed during a heavy rainstorm. This loss was fully insured. In December 2001 the amount of damages was determined by the insurance company and the Company recorded the proceeds of $247,000 related to its claim for lost profits and property damage.

BizAdigm - Based on BizAdigm’s 2001 operating results, the Company concluded that it may not be able to realize its investment in the assets of BizAdigm through future operations. As a result, the Company wrote off its investment in the assets of BizAdigm in the amount of $490,000. As a result of the Company’s decision to discontinue the operations of BizAdigm in the second quarter of 2002, this write-off is included in earnings (loss) from discontinued operations in the accompanying financial statements.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2003, 2002 and 2001

NOTE T – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2003 and 2002 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
	(Restated)	(Restated)	(Restated)
2003:
Sales	$4,891	$4,678	$5,207	$4,502
Gross profit	3,646	3,360	3,372	2,990
Net earnings (loss)	23	(57)	(6)	(65	)(1)
Net earnings (loss) per share – basic and diluted	0.00	(0.00)	(0.00)	0.00

			(Restated)	(Restated)
2002:
Sales	$7,263	$7,239	$6,117	$5,306
Gross profit	5,026	4,731	4,162	3,651
Net loss	(19)	(236)	(55)	(246)
Net loss per share – basic and diluted	(0.00)	(0.02)	(0.00)	(0.02)

(1)	Includes a $145,000 charge to earnings in connection with canceling a split dollar life insurance arrangement. See Note M.