Form 10-Q
period 2004-03-31
ROYAL BODYCARE INC/NV
filed 2004-05-17
CIK 830052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Shares of common stock, par value $0.001, outstanding at May 1, 2004:

19,956,294

Item 1. FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$860,087	$501,757
Accounts receivable	360,106	169,780
Inventories	2,563,880	2,349,657
Deferred income tax assets	21,174	21,462
Prepaid expenses and other	353,807	164,055

Total current assets	4,159,054	3,206,711

Property & equipment, net	4,774,650	4,875,812

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	310,791	321,393

Other assets	153,040	144,995

	$11,492,589	$10,643,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$959,131	$853,060
Accrued liabilities	3,236,142	2,446,153
Current maturities of long-term debt	538,397	580,058
Lines of credit	128,814	129,968
Liabilities of discontinued operations	—	11,683

Total current liabilities	4,862,484	4,020,922

Long term debt, less current maturities	2,808,698	2,878,192

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 19,956,294 shares issued and outstanding at March 31, 2004 and December 31, 2003	19,956	19,956
Additional paid-in capital	12,775,578	12,775,578
Accumulated deficit	(8,897,646)	(8,977,687)
Accumulated other comprehensive loss	(76,481)	(72,996)

	3,821,407	3,744,851

	$11,492,589	$10,643,965

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarter Ended March 31,
	2004	2003
		(Restated - Note C)
Sales	$4,462,764	$4,891,345

Cost of goods sold	1,303,071	1,245,389

Gross margin	3,159,693	3,645,956

Operating expenses
Distributor commissions	1,209,985	1,597,049
General and administrative	1,687,801	1,802,361
Depreciation and amortization	145,104	159,424

Total operating expenses	3,042,890	3,558,834

Operating profit	116,803	87,122

Interest expense	68,195	83,013
Other income	(31,433)	(19,102)

	36,762	63,911

Earnings before income taxes	80,041	23,211

Provision for income taxes	—	—

Net earnings	$80,041	$23,211

Basic earnings per share	$0.00	$0.00

Basic weighted average common shares outstanding	19,956,294	15,289,627

Diluted earnings per share	$0.00	$0.00

Diluted weighted average common shares outstanding	22,035,243	15,289,627

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2004	2003
		(Restated - Note C)
Cash flows from operating activities:
Net earnings	$80,041	$23,211
Adjustment for non-cash items:
Depreciation and amortization	147,064	161,095
Change in operating assets and liabilities
Accounts receivable	(190,320)	26,544
Inventories	(222,106)	181,173
Prepaid expenses and other	(190,610)	17,909
Other assets	(8,180)	4,580
Accounts payable and accrued liabilities	899,355	(540,305)

Net cash provided (used) by operating activities	515,244	(125,793)

Net cash flows from investing activities - purchase of property and equipment	(36,315)	(8,274)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	400,000
Net payments of lines of credit	(1,154)	(17,525)
Payments of long term debt	(111,155)	(131,599)

Net cash provided (used) by financing activities of continuing operations	(112,309)	250,876
Net cash used by discontinued operations	(11,683)	(48,553)

Net cash provided (used) by financing activities	(123,992)	202,323

Effect of exchange rate changes on cash flows	3,393	(4,685)

Net increase in cash and cash equivalents	358,330	63,571

Cash and cash equivalents, beginning of period	501,757	626,933

Cash and cash equivalents, end of period	$860,087	$690,504

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (“RBC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. Nevertheless, it is suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the Company’s results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 2003 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note B – Nature of Operations and Organization:

RBC is principally engaged in the marketing of nutritional supplements and personal care products in the United States, Canada and Japan. The Company’s products are marketed through a network marketing system in which distributors, who are independent contractors, purchase products for resale to retail customers or for personal use.

RBC has also entered into arrangements to license the exclusive rights to sell its nutritional supplements and personal care products in certain international markets through third party licensees in the respective countries. RBC has entered into three such arrangements to market its products. Under these arrangements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States, Canada and Japan.

Through its wholly-owned subsidiary, MPM Medical, Inc., a Texas corporation (“MPM Medical”), the Company also distributes wound care and oncology products in the United States under the MPM Medical trade name. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies through medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through pharmaceutical distributors.

Discontinued Operations

In December 2000, RBC created a new subsidiary named BizAdigm, Inc. (“BizAdigm”) to offer various internet products through a network of independent distributors similar in approach to the marketing of RBC’s nutritional and personal care products. Due to low sales volume, RBC discontinued the operations of BizAdigm during the second quarter of 2002. Consequently, the operating results of BizAdigm are classified as discontinued operations. Liabilities of BizAdigm are included in “Liabilities of Discontinued Operations” at December 31, 2003. Liabilities of discontinued operations represent the remaining obligations under certain capital lease arrangements that matured during the first quarter of 2004.

Note C – Restatement of Financial Statements:

In connection with the preparation of the Company’s financial statements for fiscal 2003, the audit committee requested that management and the Company’s independent accountants review the revenue recognition policy with regard to the Company’s licensee in the former Soviet Union, Coral Club International, Inc. (“CCI”). Until September 2002, sales were recorded when products were shipped to CCI. In September 2002, the Company and CCI reached an agreement that provided the Company would store products for CCI in its warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI agreed to accept ownership of and pay for the products as they were segregated in the Company’s warehouse for CCI’s account. Upon entering into this agreement, the Company began to recognize sales to CCI at the time products were billed and segregated in the Company’s warehouse for CCI’s account.

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

A summary of the significant effects of the restatement on the quarter ended March 31, 2003 is set forth below:

	Quarter ended March 31, 2003
	As Previously Reported	As Restated
	(unaudited)	(unaudited)
Consolidated statements of operations data for the period ended:
Sales	$4,800,590	$4,891,345
Cost of sales	1,192,465	1,245,389
Gross profit	3,608,125	3,645,956
Operating profit	49,291	87,122
Net earnings (loss)	(14,620)	23,211
Net earnings (loss) per share – Basic and diluted	(0.00)	0.00

	Quarter ended March 31, 2003
	As Previously Reported	As Restated
	(unaudited)	(unaudited)
Consolidated balance sheet data as of:
Inventories	$1,672,716	$1,827,147
Total current assets	2,646,491	2,800,922
Total assets	10,675,811	10,830,242
Accrued liabilities	1,871,647	2,141,164
Total current liabilities	3,824,516	4,094,033
Accumulated deficit	(8,734,072)	(8,849,158)
Shareholders’ equity	3,748,554	3,633,468

Note D – Inventories:

Inventories at March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003
Raw materials and bulk products	$421,034	$383,649
Packaging Materials	339,497	370,667
Finished goods	1,803,349	1,595,341

	$2,563,880	$2,349,657

Note E – Property and Equipment:

Property and equipment at March 31, 2004 and December 31, 2003 consists of the following:

	March 31, 2004	December 31, 2003
Building and improvements	$2,758,983	$2,729,984
Computer software and office equipment	2,872,124	2,901,555
Warehouse equipment	259,872	227,075
Automotive equipment	55,392	55,392
Leasehold improvements	16,686	16,914

	5,963,057	5,930,920
Less – accumulated depreciation	2,329,580	2,196,281

	3,633,477	3,734,639
Land	1,141,173	1,141,173

	$4,774,650	$4,875,812

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each fiscal year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	March 31, 2004		December 31, 2003
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

		March 31, 2004		December 31, 2003
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Distribution contracts	8	$277,369	$(88,015)	$277,369	$(79,777)
Copywrites, trademarks and other registrations	19	99,100	(13,874)	99,100	(12,553)
Other	11	47,600	(11,389)	47,600	(10,346)

		$424,069	$(113,278)	$424,069	$(102,676)

Amortization expense related to other intangible assets totaled $10,600 for the quarters ended March 31, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2004 is as follows:

Remainder of 2004	$31,805
2005	42,407
2006	42,407
2007	42,407
2008	42,407
Thereafter	109,358

Total	$310,791

Note G – Accrued Liabilities:

Accrued liabilities at March 31, 2004 and December 31, 2003 consist of the following:

	March 31, 2004	December 31, 2003
Deferred revenue for unshipped orders	$1,943,937	$1,282,294
Distributor commissions	708,014	701,891
Salaries and wages	436,603	333,788
Sales and other taxes	74,217	69,022
Interest	23,046	23,678
Other	50,325	35,480

	$3,236,142	$2,446,153

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

The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to or greater than the quoted market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended March 31,
	2004	2003
		(Restated)
Net earnings, as reported	$80,041	$23,211
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(20,455)	(848)

Pro forma net earnings	$59,586	$22,363

Earnings per share – basic and diluted
As reported	$0.00	$0.00
Pro forma	$0.00	$0.00

Note I – Long Term Obligations:

At March 31, 2004 and December 31, 2003 long-term debt consists of the following:

	March 31, 2004	December 31, 2003
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,748,700	$2,772,527
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, payable in monthly installments of $3,483 through June 2004 at which time a final installment of $94,000 is due	101,825	110,363
Note payable to bank bearing interest at prime plus 2% (6% at March 31, 2004) due in monthly installments of $10,810 through March 2005	119,011	149,335
U. S. Small Business Administration note bearing interest at prime plus 2.75% (6.75% at March 31, 2004) due in monthly installments of approximately $4,400 through July 2008	196,686	206,539
Note payable to bank bearing interest at 10.4%, payable through July 2005, collateralized by an automobile	15,483	18,157
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	128,000	128,000
Settlement to former marketing consultant and distributor, payable $5,000 per month through April 2004, settlement is without interest and has been discounted at 10%	4,959	19,590
Capital lease obligations	22,431	43,739
Other	10,000	10,000

	3,347,095	3,458,250
Less – current maturities	538,397	580,058

	$2,808,698	$2,878,192

Certain purchases of equipment have been financed through capital leases. Such leases have terms ending in 2004 and have various interest rates approximating 15%.

Note J – Segments and Geographic Area:

The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products. The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed under the Royal BodyCare® trade name and are distributed by a network of independent distributors operating primarily in North America and by licensees operating in certain other countries outside of North America. The Medical Products segment markets a line of approximately 25 wound care and oncology products in the United States under the MPM Medical trade name. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies through medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through pharmaceutical distributors.

The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended March 31, 2004
Sales to external customers	$3,921	$542	$4,463
Depreciation and amortization	144	3	147
Operating profit	90	27	117
Capital expenditures	36	—	36
Total assets	10,612	881	11,493

Quarter ended March 31, 2003 (Restated)
Sales to external customers	$4,546	$345	$4,891
Depreciation and amortization	154	7	161
Operating profit (loss)	111	(24)	87
Capital expenditures	8	—	8
Total assets	10,269	561	10,830

Financial information summarized geographically for the quarters ended March 31, 2004 and 2003 is listed below (in thousands):

	Sales to external customers	Long-Lived assets
Quarter ended March 31, 2004
Domestic	$2,919	$6,920
Canada	625	414
All others	919	—

Totals	$4,463	$7,334

Quarter ended March 31, 2003 (Restated)
Domestic	$3,492	$7,576
Canada	788	453
All others	611	—

Totals	$4,891	$8,029

Significant Customers

The Company recorded sales to its licensee in the former Soviet Union in the amount of $813,000 and $522,000 during the quarters ended March 31, 2004 and 2003, respectively. These sales accounted for more than ten percent of net sales in the quarters ended March 31, 2004 and 2003. In no other case did a customer of the Company account for more than ten percent of net sales during the quarters ended March 31, 2004 or 2003.

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share
Quarter ended March 31, 2004
Basic earnings per common share	$80,041	19,956,294	$0.00
Effect of dilutive stock options	—	2,078,949

Diluted earnings per common share	$80,041	22,035,243	$0.00

Quarter ended March 31, 2003 (Restated)
Basic earnings per common share	$23,211	15,289,627	$0.00
Effect of dilutive stock options	—	—

Diluted earnings per common share	$23,211	15,289,627	$0.00

For the quarters ended March 31, 2004 and 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 444,000 and 784,580, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters ended March 31, 2004 and 2003, and accordingly have been excluded from the computation.

Note L – Comprehensive Income:

Comprehensive income is net earnings plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarter ended March 31,
	2004	2003
		(Restated)
Net earnings	$80,041	$23,211

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,485)	21,581

Comprehensive income	$76,556	$44,792

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. Through March 31, 2004 the Company has received payments totaling approximately $133,000, of which $31,000 was received in the first quarter of 2004, pursuant to this settlement arrangement. Additional details are set forth below at RESULTS OF OPERATIONS.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical facts included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the continued market acceptance of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential distributors to their businesses

•	continued reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

•	legislative and regulatory actions effecting the manufacturing or marketing of our products and/or distribution methods

•	a change in market conditions in the former Soviet Union, which market provided more than 18% of our sales in the first quarter of 2004 and in fiscal 2003

•	our ability to obtain future financing to fund internal growth and our future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the our financial statements for fiscal 2003, our audit committee requested that management and our independent accountants review the revenue recognition policy with regard to our licensee in the former Soviet Union, Coral Club International, Inc. (“CCI”). Until September 2002, sales were recorded when products were shipped to CCI. In September 2002, CCI and we reached an agreement that provided that we would store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI agreed to accept ownership of and pay for the products as they were segregated in our warehouse for CCI’s account. Upon entering into this agreement, we began to recognize sales to CCI at the time products were billed and segregated in our warehouse for CCI’s account.

After reviewing this accounting practice in light of authoritative accounting literature, management, in consultation with our independent accountants, concluded that sales should have been recognized at the time products were shipped rather than when such products were segregated in our warehouse for CCI’s account. As a result, the Company has restated its previously reported audited financial statements for the year ended December 31, 2002, and the unaudited results for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, and September 30, 2002. The components of the restatement along with the related effect on previously filed financial statements are set forth in Note C to the consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations incorporates the restated amounts.

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products. The Nutritional Products segment represents our core product line, accounting for approximately 88% and 92% of our sales in the quarters ended March 31, 2004 and 2003, respectively. We have experienced declining sales in the Nutritional Products segment in North America, which, even with the decline, is still our primary market accounting for 67% and 80% of our sales in the quarters ended March 31, 2004 and 2003, respectively. At the same time, we have experienced sales growth in the Nutritional Products segment outside of North America, mainly through a licensee that distributes our Nutritional Products in the former Soviet Union. We have also experienced growth in the Medical Products segment, which distributes its products in the United States.

As described more fully below, we attribute the decline in North American sales of our core product line to the dispute with a former supplier and member of our Board of Directors, Patrick Flanagan. Since this dispute arose, we have developed replacement products for the products formerly supplied by Flanagan, developed and introduced new products, recreated our core marketing message eliminating our association with Flanagan, and introduced changes to our distributor compensation plan intended to stimulate sales and increase recruiting of new independent distributors. The most recent of these changes became effective in January 2004. While we believe these actions will ultimately reverse the declining sales trend, we can give no assurance of future sales growth.

While addressing the issues created by our dispute with Flanagan, we also engaged in a concerted effort to reduce operating expenses during this period of declining North American sales. In this regard, we reduced personnel, and reorganized and consolidated operating activities to increase efficiency and reduce operating expenses. This included reorganizing our international marketing department, which reduced expenses while improving efficiency, closing one of two Canadian distribution centers and moving a significant portion of the Canadian operations to our offices in the U.S. As described more fully below, we also obtained a favorable settlement of the litigation with Flanagan, pursuant to which he has paid us $133,000 through March 31, 2004.

These efforts produced an improvement in operating results during the first quarter of 2004. Our net earnings in the first quarter of 2004 were $80,000 compared with net earnings of $23,000 in 2003. Also, at March 31, 2004, our working capital deficit was $703,000, a $111,000 improvement from the working capital deficit of $814,000 at December 31, 2003.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2004 Compared with the Quarter Ended March 31, 2003

Our sales for the quarter ended March 31, 2004 were $4,463,000 compared with sales for same quarter of the prior year of $4,891,000, a decrease of $428,000 or 9%. The decline in first quarter sales resulted mainly from sales declines in our Nutritional Products segment in the U.S. and Canada of $770,000 and $163,000, respectively. These declines were partially offset by a net sales increase in our Nutritional Products segment international markets, primarily the former Soviet Union, and our Medical Products segment of $308,000 and $197,000, respectively.

We believe that the principal factor affecting our U.S. and Canadian Nutritional Products sales has been the dispute with Patrick Flanagan, formerly a member of our Board of Directors, and the related entities through which his proprietary products are marketed (collectively “Flanagan”). We entered into a supply contract with Flanagan in 1998 that effectively gave us the exclusive right to market products containing Flanagan’s proprietary raw materials. One raw material, silica hydride powder, was the principal ingredient in our top selling product, Microhydrin®, and sales of products containing Flanagan’s proprietary ingredients increased to a level that represented in excess of 50% of our sales volume. Reflecting the success of these products, our core marketing message was built around Flanagan and the proprietary ingredients he had developed.

In December 2001, Flanagan began marketing a product competitive with Microhydrin on his web site and, on a limited basis, through certain health food stores. Then on May 24, 2002, Flanagan informed us that he had signed an agreement with an Arizona-based company granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with his announcement on May 24, Flanagan and two former RBC distributors launched an aggressive negative campaign to entice our distributors to leave us and join the Arizona-based company. In response to these actions, on May 29, 2002, we filed suit against Flanagan and one former RBC distributor in the Dallas County, Texas District Court. As described elsewhere in this report, we settled this litigation in February 2003. However, because Flanagan was at the center of the RBC “brand,” these actions severely damaged the marketing efforts of our network of independent distributors and caused many independent distributors to leave RBC.

To overcome the challenges we faced in the wake of Flanagan’s departure, we first completed the development of our own proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials were exhausted. We then began the process of redefining the RBC “brand” eliminating our association with Flanagan. This included the introduction of new products, including a new weight loss system, new marketing support materials and programs, and modifications to our distributor compensation plan to provide added financial incentives for sales and recruiting efforts. The most recent of these changes were implemented in January 2004.

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

Cost of goods sold for the quarter ended March 31, 2004 was $1,303,000 compared with cost of goods sold in the same quarter of the prior year of $1,245,000, an increase of $58,000 or 5%. As a percentage of sales, cost of goods sold was 29% in the first quarter of 2004 compared with 25% in the first quarter of 2003. This decline in gross margin is primarily related to the increase in sales to our international licensees. The gross margin for products sold to international licensees is lower than the gross margin for products sold in other markets because we sell internationally at lower prices, as we do not pay distributor commissions on sales of products to international licensees.

Our distributor commissions declined significantly in the first quarter of 2004 as a result of the decline in our sales. Distributor commissions for the quarter ended March 31, 2004 were $1,210,000 compared with distributor commissions in the same quarter of 2003 of $1,597,000, a decrease of $387,000 or 24%. In the Nutritional Products segment, U.S. and Canadian market distributor commissions as a percentage of sales were unchanged at 41%.

On a consolidated basis, distributor commissions as a percentage of sales declined to 27% in the first quarter of 2004 compared with 33% in the same period of 2003. This percentage decline was primarily related to the increase in sales to our international licensees because we do not pay distributor commissions on sales of these products.

Our general and administrative expenses for the quarter ended March 31, 2004, were $1,688,000 compared with such expenses in the same quarter of 2003 of $1,802,000, a decrease of $114,000 or 6%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 38% in the first quarter of 2004 compared with 37% in the first quarter of 2003.

Interest expense for the quarter ended March 31, 2004, was $68,000 compared with such expense in the same quarter of 2003 of $83,000, a decrease of $15,000 or 18%. This decrease was related to the repayment of long-term debt during 2003.

Other income of $31,000 and $19,000 recognized in the quarters ended March 31, 2004 and 2003, respectively, represents payments received pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. Through March 31, 2004, we had received aggregate payments from Flanagan of $133,000.

Our net earnings for the quarter ended March 31, 2004 were $80,000, or $0.00 per share, compared with a net earnings in the comparable quarter of the prior year of $23,000 or $0.00 per share, an improvement of $57,000. This improvement resulted from the factors described above.

Other than those described above, there have been no economic events or changes that have affected our sales or operating results and we are not aware of any economic trends or uncertainties that would have a material impact on our future sales or operating results. We believe that we have purchased our inventories at the best price available and that any price increases in the foreseeable future will be small. Any such price increases would be passed through to our distributors. In addition, we do not believe at this time that inflation will have a material impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2004, we had a net increase in cash of $358,000. This increase resulted from net cash provided by operating activities of $515,000, which was partially offset by cash used to purchase property and equipment and pay debt of $36,000 and $124,000, respectively. With regard to our operating activities, we had net earnings in the first quarter of $80,000, which was net of depreciation and amortization of $147,000. Cash flow from operating activities was also provided by an $899,000 increase in accounts payable and accrued liabilities, which was mainly related to an increase in deferred revenue for unshipped orders of $662,000. Our working capital deficit decreased to $703,000 at March 31, 2004, a $111,000 improvement from our working capital deficit of $814,000 at December 31, 2003.

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

We believe that we will be able to fund moderate sales increases through our operations. Should sales growth increase beyond our ability to finance our growth internally, or should we require additional working capital, we may seek outside sources of capital including bank borrowings, other types of debt or equity financings. There is no assurance, however, that, we would be able to obtain any additional outside financing or on terms we would find acceptable. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

Other than those factors already described, we are not aware of any trends or uncertainties that would significantly affect our liquidity or capital resources in the future.

CRITICAL ESTIMATES, UNCERTAINTIES, OR ASSESSMENTS IN OUR FINANCIAL STATEMENTS

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different that the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

CONTRACTUAL CASH OBLIGATIONS

The table below summarizes contractual cash obligations outstanding as of March 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2004	2005 - 2006	2007 - 2008	2009 and Beyond
Long-term debt	$3,325,000	$452,000	$341,000	$336,000	$2,196,000
Capital leases	23,000	23,000	—	—	—
Operating leases	443,000	210,000	216,000	17,000	—
Employment agreements	5,151,000	1,084,000	2,891,000	820,000	356,000

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 14% of net sales during both the first quarter of 2004 and fiscal 2003. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $178,000 at March 31, 2004, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $17,800.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At March 31, 2004, we had $445,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at March 31, 2004, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,000.

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

DATE: May 14, 2004

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