Form 10-Q
period 2004-06-30
ROYAL BODYCARE INC/NV
filed 2004-08-12
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    ☐  YES    ☒  NO

Number of shares of common stock, par value $0.001, outstanding at August 1, 2004:

20,056,294

Item 1. FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$646,677	$501,757
Accounts receivable	155,498	169,780
Inventories	2,330,752	2,349,657
Deferred income tax assets	20,688	21,462
Prepaid expenses and other	439,145	164,055

Total current assets	3,592,760	3,206,711

Property & equipment, net	4,656,973	4,875,812

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	300,190	321,393

Other assets	152,350	144,995

	$10,797,327	$10,643,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$944,864	$853,060
Accrued liabilities	2,477,608	2,446,153
Current maturities of long-term debt	387,336	580,058
Lines of credit	127,706	129,968
Liabilities of discontinued operations	—	11,683

Total current liabilities	3,937,514	4,020,922

Long term debt, less current maturities	2,888,221	2,878,192

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,056,294 and 19,956,294 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	20,056	19,956
Additional paid-in capital	12,789,978	12,775,578
Accumulated deficit	(8,755,289)	(8,977,687)
Accumulated other comprehensive loss	(83,153)	(72,996)

	3,971,592	3,744,851

	$10,797,327	$10,643,965

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarter Ended June 30,
	2004	2003
		(Restated - Note C)
Sales	$4,926,786	$4,677,513

Cost of goods sold	1,787,019	1,317,895

Gross profit	3,139,767	3,359,618

Operating expenses
Distributor commissions	1,111,436	1,461,689
General and administrative	1,722,274	1,864,511
Depreciation and amortization	145,200	160,128

Total operating expenses	2,978,910	3,486,328

Operating profit (loss)	160,857	(126,710)

Interest expense	65,471	77,423
Other income	(46,971)	(33,547)

	18,500	43,876

Earnings (loss) from continuing operations before income taxes	142,357	(170,586)

Provision for income taxes	—	—

Earnings (loss) from continuing operations	142,357	(170,586)

Earnings from discontinued operations	—	113,348

Net earnings (loss)	$142,357	$(57,238)

Basic earnings (loss) per share

Earnings (loss) from continuing operations	$0.01	$(0.01)
Earnings from discontinued operations	—	0.01

Basic earnings (loss) per share	$0.01	$(0.00)

Basic weighted average common shares outstanding	19,989,627	19,289,627

Diluted earnings (loss) per share

Earnings (loss) from continuing operations	$0.01	$(0.01)
Earnings from discontinued operations	—	0.01

Diluted earnings (loss) per share	$0.01	$(0.00)

Diluted weighted average common shares outstanding	20,813,677	19,289,627

See notes to condensed consolidated financial statements.

R OYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
		(Restated - Note C)
Sales	$9,389,549	$9,568,858

Cost of goods sold	3,090,090	2,563,284

Gross profit	6,299,459	7,005,574

Operating expenses
Distributor commissions	2,321,421	3,058,738
General and administrative	3,410,074	3,667,190
Depreciation and amortization	290,304	319,234

Total operating expenses	6,021,799	7,045,162

Operating profit (loss)	277,660	(39,588)

Interest expense	133,666	160,436
Other income	(78,404)	(52,649)

	55,262	107,787

Earnings (loss) from continuing operations before income taxes	222,398	(147,375)

Provision for income taxes	—	—

Earnings (loss) from continuing operations	222,398	(147,375)

Earnings from discontinued operations	—	113,348

Net earnings (loss)	$222,398	$(34,027)

Basic earnings (loss) per share

Earnings (loss) from continuing operations	$0.01	$(0.01)
Earnings from discontinued operations	—	0.01

Basic earnings (loss) per share	$0.01	$(0.00)

Basic weighted average common shares outstanding	19,972,961	17,289,627

Diluted earnings (loss) per share

Earnings (loss) from continuing operations	$0.01	$(0.01)
Earnings from discontinued operations	—	0.01

Diluted earnings (loss) per share	$0.01	$(0.00)

Diluted weighted average common shares outstanding	21,424,460	17,289,627

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
		(Restated - Note C)
Cash flows from operating activities:
Net earnings (loss)	$222,398	$(34,027)
Less earnings from discontinued operations	—	113,348

Net earnings (loss) from continuing operations	222,398	(147,375)
Adjustment for non-cash items:
Depreciation and amortization	294,234	323,209
Change in operating assets and liabilities
Accounts receivable	14,304	(14,896)
Inventories	(16)	(274,553)
Prepaid expenses and other	(277,415)	(236,454)
Other assets	(7,701)	3,271
Accounts payable and accrued liabilities	131,228	540,476

Net cash provided by operating activities	377,032	193,678

Net cash flows from investing activities - purchase of property and equipment	(56,787)	(20,081)

Cash flows from financing activities:
Proceeds from the exercise of stock option	14,500	—
Proceeds from the sale of common stock	—	600,000
Net payments of lines of credit	(2,262)	(127,898)
Proceeds from borrowing	224,263	—
Payments of long term debt	(406,956)	(430,296)

Net cash provided (used) by financing activities of continuing operations	(170,455)	41,806
Net cash used by discontinued operations	(11,683)	(146,115)

Net cash used by financing activities	(182,138)	(104,309)

Effect of exchange rate changes on cash flows	6,813	(10,740)

Net increase in cash and cash equivalents	144,920	58,548

Cash and cash equivalents, beginning of period	501,757	626,933

Cash and cash equivalents, end of period	$646,677	$685,481

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (“RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. Nevertheless, it is suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the Company’s report on Form 10-Q for the quarterly period ended March 31, 2004.

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

RBC has also entered into arrangements by which it has licensed the exclusive rights to sell its nutritional supplements and personal care products in certain international markets through third party licensees in the respective countries. RBC has entered into five such arrangements to market its products. Under these arrangements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States, Canada and Japan.

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

After reviewing this policy in light of authoritative accounting literature, management, in consultation with the Company’s independent accountants, concluded that sales should have been recognized at the time products were shipped rather than when such products were segregated in the Company’s warehouse for CCI’s account. As a result, the Company restated its previously reported audited financial statements for the year ended December 31, 2002, and the unaudited results for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, and September 30, 2002.

A summary of the significant effects of the restatement on the quarter and six months ended June 30, 2003 is set forth below:

	Quarter ended June 30, 2003		Six months ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statements of operations data for the period ended:
Sales	$4,709,300	$4,677,513	$9,509,890	$9,568,858
Cost of sales	1,390,840	1,317,895	2,583,305	2,563,284
Gross profit	3,318,460	3,359,618	6,926,585	7,005,574
Operating loss	(167,868)	(126,710)	(118,577)	(39,588)
Loss from continuing operations	(211,744)	(170,586)	(226,364)	(147,375)
Net loss	(98,396)	(57,238)	(113,016)	(34,027)
Net loss per share – basic and diluted	(0.01)	(0.00)	(0.01)	(0.00)

Consolidated balance sheet data as of:
Inventories	2,065,695	2,293,071	2,065,695	2,293,071
Total current assets	3,340,204	3,567,580	3,340,204	3,567,580
Total assets	11,230,561	11,457,937	11,230,561	11,457,937
Accrued liabilities	2,474,803	2,776,107	2,474,803	2,776,107
Total current liabilities	4,313,669	4,614,973	4,313,669	4,614,973
Accumulated deficit	(8,832,468)	(8,806,396)	(8,832,468)	(8,806,396)
Shareholders’ equity	3,886,205	3,812,277	3,886,205	3,812,277

Note D – Inventories:

Inventories at June 30, 2004 and December 31, 2003 consist of the following:

	June 30, 2004	December 31, 2003
Raw materials and bulk products	$427,489	$383,649
Packaging Materials	362,444	370,667
Finished goods	1,540,819	1,595,341

	$2,330,752	$2,349,657

Note E – Property and Equipment:

Property and equipment at June 30, 2004 and December 31, 2003 consists of the following:

	June 30, 2004	December 31, 2003
Building and improvements	$2,758,983	$2,729,984
Computer software and office equipment	2,884,313	2,901,555
Warehouse equipment	261,510	227,075
Automotive equipment	55,392	55,392
Leasehold improvements	16,304	16,914

	5,976,502	5,930,920
Less – accumulated depreciation	2,460,702	2,196,281

	3,515,800	3,734,639
Land	1,141,173	1,141,173

	$4,656,973	$4,875,812

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	June 30, 2004		December 31, 2003
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

	Average life (years)	June 30, 2004		December 31, 2003
		Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Distribution contracts	8	$277,369	$(96,252)	$277,369	$(79,777)
Copywrites, trademarks and other registrations	19	99,100	(15,195)	99,100	(12,553)
Other	11	47,600	(12,432)	47,600	(10,346)

		$424,069	$(123,879)	$424,069	$(102,676)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended June 30, 2004 and 2003 and $21,200 for the six months ended June 30, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2004 is as follows:

Remainder of 2004	$21,204
2005	42,407
2006	42,407
2007	42,407
2008	42,407
Thereafter	109,358

Total	$300,190

Note G – Accrued Liabilities:

Accrued liabilities at June 30, 2004 and December 31, 2003 consist of the following:

	June 30, 2004	December 31, 2003
Deferred revenue for unshipped orders	$1,373,253	$1,282,294
Distributor commissions	559,952	701,891
Salaries and wages	391,007	333,788
Sales and other taxes	67,079	69,022
Interest	22,238	23,678
Other	64,079	35,480

	$2,477,608	$2,446,153

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

On June 28, 2004, the Company granted to a key employee an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which was the market price of the common stock on the date of grant. The option expires nine years from the date of grant and vests ratably over a five-year period.

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

	Quarter Ended June 30,
	2004	2003
		(Restated)
Net earnings (loss), as reported	$142,357	$(57,238)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(19,654)	(1,060)

Pro forma net earnings (loss)	$122,703	$(58,298)

Earnings per share – basic and diluted
As reported	$0.01	$(0.00)
Pro forma	$0.01	$(0.00)

	Six Months Ended June 30,
	2004	2003
		(Restated)
Net earnings (loss), as reported	$222,398	$(34,027)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(39,983)	(2,120)

Pro forma net earnings (loss)	$182,415	$(36,147)

Earnings per share – basic and diluted
As reported	$0.01	$(0.00)
Pro forma	$0.01	$(0.00)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the option granted in June 2004; expected volatility of 146.41 percent; average risk-free interest rate of 4.93 percent; average expected life of 9 years; no dividend yield. Based on these assumptions, the fair value of the option granted in June 2004 was $0.1467 per share.

Note I – Long Term Obligations:

At June 30, 2004 and December 31, 2003 long-term debt consists of the following:

	June 30, 2004	December 31, 2003
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,724,409	$2,772,527
Note payable to bank bearing interest at prime plus 1.50% (5.75% at June 30, 2004) due in monthly installments of $9,500 through July 2006	224,263	—
U. S. Small Business Administration note bearing interest at prime plus 2.75% (7.00% at June 30, 2004) due in monthly installments of approximately $4,400 through July 2008	186,975	206,539

	June 30, 2004	December 31, 2003
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	128,000	128,000
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, fully paid in June 2004	—	110,363
Note payable to bank bearing interest at prime plus 2%, fully paid in June 2004	—	149,335
Note payable to bank bearing interest at 10.4%, collateralized by an automobile, fully paid in April 2004	—	18,157
Settlement to former marketing consultant and distributor, settlement is without interest and has been discounted at 10%, fully paid in April 2004	—	19,590
Capital lease obligations	1,910	43,739
Other	10,000	10,000

	3,275,557	3,458,250
Less – current maturities	387,336	580,058

	$2,888,221	$2,878,192

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended June 30, 2004
Sales to external customers	$4,528	$399	$4,927
Depreciation and amortization	137	10	147
Operating profit (loss)	173	(12)	161
Capital expenditures	21	—	21
Total assets	10,022	775	10,797

	Nutritional Products	Medical Products	Consolidated
Quarter ended June 30, 2003 (Restated)
Sales to external customers	$4,293	$385	$4,678
Depreciation and amortization	152	10	162
Operating loss	(108)	(19)	(127)
Capital expenditures	12	—	12
Total assets	10,872	586	11,458

	Nutritional Products	Medical Products	Consolidated
Six months ended June 30, 2004
Sales to external customers	$8,449	$941	$9,390
Depreciation and amortization	274	20	294
Operating profit	256	22	278
Capital expenditures	57	—	57
Total assets	10,022	775	10,797

Six months ended June 30, 2003 (Restated)
Sales to external customers	$8,839	$730	$9,569
Depreciation and amortization	306	17	323
Operating profit (loss)	3	(43)	(40)
Capital expenditures	20	—	20
Total assets	10,872	586	11,458

Financial information summarized geographically for the quarters and the six months ended June 30, 2004 and 2003 is listed below (in thousands):

	Sales to external customers	Long-Lived assets
Quarter ended June 30, 2004
Domestic	$2,562	$6,796
Canada	573	409
All others	1,792	—

Totals	$4,927	$7,205

Quarter ended June 30, 2003 (Restated)
Domestic	$3,238	$7,435
Canada	760	455
All others	680	—

Totals	$4,678	$7,890

	Sales to external customers	Long-Lived assets
Six months ended June 30, 2004
Domestic	$5,482	$6,796
Canada	1,197	409
All others	2,711	—

Totals	$9,390	$7,205

Six months ended June 30, 2003 (Restated)
Domestic	$6,731	$7,435
Canada	1,547	455
All others	1,291	—

Totals	$9,569	$7,890

Significant Customers

The Company recorded sales to its licensee in the former Soviet Union in the amount of $1,713,000 and $613,000 during the quarters ended June 30, 2004 and 2003, respectively, and $2,536,000 and $1,134,000 during the six months ended June 30, 2004 and 2003, respectively. These sales accounted for more than ten percent of net sales in the quarters and the six months ended June 30, 2004 and 2003. In no other case did a customer of the Company account for more than ten percent of net sales during the quarters or six months ended June 30, 2004 or 2003.

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings	Shares	Per Share
Quarter ended June 30, 2004
Basic earnings per common share	$142,357	19,989,627	$0.01
Effect of dilutive stock options	—	824,050

Diluted earnings per common share	$142,357	20,813,677	$0.01

Quarter ended June 30, 2003 (Restated)
Basic loss per common share	$(57,238)	19,289,627	$(0.00)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(57,238)	19,289,627	$(0.00)

	Net Earnings	Shares	Per Share
Six months ended June 30, 2004
Basic earnings per common share	$222,398	19,972,961	$0.00
Effect of dilutive stock options	—	1,451,499

Diluted earnings per common share	$222,398	21,424,460	$0.00

Six months ended June 30, 2003 (Restated)
Basic loss per common share	$(34,027)	17,289,627	$(0.00)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(34,027)	17,289,627	$(0.00)

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 442,000 and 777,500 for the quarters ended June 30, 2004 and 2003, respectively, and 444,000 and 784,580 for the six months ended June 30, 2004 and 2003, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings (loss) per common share for the quarters and six months ended June 30, 2004 and 2003, and accordingly have been excluded from the computation.

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarter Ended June 30,
	2004	2003
		(Restated)
Net earnings (loss)	$142,357	$(57,238)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,672)	33,547

Comprehensive income (loss)	$135,685	$(23,691)

	Six Months Ended June 30,
	2004	2003
		(Restated)
Net earnings (loss)	$222,398	$(34,027)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,157)	55,128

Comprehensive income	$212,241	$21,101

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. Through June 30, 2004 the

Company has received payments totaling approximately $180,000, of which $78,000 was received in the first six months of 2004, pursuant to this settlement arrangement. Additional details are set forth below at RESULTS OF OPERATIONS.

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITE M 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and all other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the continued market acceptance of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential distributors to other businesses

•	continued reduction in demand for our products or the rate at which new distributors are recruited to join us, or an increased rate of attrition of our distributors

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or distribution methods

•	a change in market conditions in the former Soviet Union, which market provided more than 27% of our sales in the first six months of 2004 and more than 18% of our sales in fiscal 2003

•	our ability to obtain future financing to fund internal growth and our future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

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

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products. The Nutritional Products segment represents our core product line, accounting for approximately 90% and 92% of our sales in the six months ended June 30, 2004 and 2003, respectively. We have experienced declining sales in the Nutritional Products segment in North America, which, even with the decline, is still our primary market accounting for 61% and 79% of our sales in the six months ended June 30, 2004 and 2003, respectively. At the same time, we have experienced sales growth in the Nutritional Products segment outside of North America, mainly through a licensee that distributes our Nutritional Products in the former Soviet Union. We have also experienced growth in the Medical Products segment, which distributes its products in the United States.

As described more fully below, we attribute the decline in North American sales of our core product line to the dispute with a former supplier and member of our Board of Directors, Patrick Flanagan. Since this dispute arose, we have developed replacement products for the products formerly supplied by Flanagan, developed and introduced new products, recreated our core marketing message eliminating our association with Flanagan, and introduced changes to our distributor compensation plan intended to stimulate sales and increase recruiting of new independent distributors. In addition, we plan to launch a new multi-vitamin/mineral product, which incorporates certain of our proprietary ingredients, in the third quarter of 2004. While we believe these actions will ultimately reverse the declining sales trend, we can give no assurance of future sales growth.

While addressing the issues created by our dispute with Flanagan, we also engaged in a concerted effort to reduce operating expenses during this period of declining North American sales. In this regard, we reduced personnel, and reorganized and consolidated operating activities to increase efficiency and reduce operating expenses. This included reorganizing our international marketing department, which reduced expenses while improving efficiency, closing one of two Canadian distribution centers and moving a significant portion of the Canadian operations to our offices in the U.S. As described more fully below, we also obtained a favorable settlement of the litigation with Flanagan, pursuant to which he has paid us $180,000 through June 30, 2004.

These efforts produced an improvement in operating results during the first six months of 2004. Our net earnings in the first six months of 2004 were $222,000 compared with a net loss of $34,000 in 2003. Also, at June 30, 2004, our working capital deficit declined to $345,000, a $469,000 improvement from the working capital deficit of $814,000 at December 31, 2003.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2004 Compared with the Quarter Ended June 30, 2003

Our sales for the quarter ended June 30, 2004 were $4,927,000 compared with sales for same quarter of the prior year of $4,678,000, an increase of $249,000 or 5%. The increase in second quarter sales resulted from sales increases in our Nutritional Products segment international markets, primarily the former Soviet Union, and our Medical Products segment of $1,111,000 and $14,000, respectively. These increases were partially offset by sales declines in our Nutritional Products segment in the U.S. and Canada of $690,000 and $186,000, respectively.

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

To overcome the challenges we faced in the wake of Flanagan’s departure, we first completed the development of our own proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials were exhausted. We then began the process of redefining the RBC “brand” eliminating our association with Flanagan. This included the introduction of new products, including a new weight loss system, new marketing support materials and programs, and modifications to our distributor compensation plan to provide added financial incentives for sales and recruiting efforts. In addition, we plan to launch a new multi-vitamin/mineral product, which incorporates certain of our proprietary ingredients, in the third quarter of 2004.

We believe that the actions we have taken, along with our present marketing strategies and programs, will help us, for the most part, to improve retention of our present distributor base, stabilize our present sales volume and provide a base from which we can begin to grow our business. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Cost of goods sold for the quarter ended June 30, 2004 was $1,787,000 compared with cost of goods sold in the same quarter of the prior year of $1,318,000, an increase of $469,000 or 36%. As a percentage of sales, cost of goods sold was 36% in the second quarter of 2004 compared with 28% in the second quarter of 2003. This increase in cost of goods sold as a percentage of sales, as well as the resultant decline in gross profit margin, is primarily related to the increase in sales to our international licensees. The gross profit for products sold to international licensees is lower than the gross profit for products sold in other markets because we sell internationally at lower prices, as we do not pay distributor commissions on sales of products to international licensees.

Our distributor commissions declined significantly in the second quarter of 2004 as a result of the decline in sales in the North American market of the Nutritional Products segment, which are the principal sales on which we pay distributor commissions. Distributor commissions for the quarter ended June 30, 2004 were $1,111,000 compared with distributor commissions in the same quarter of 2003 of $1,462,000, a decrease of $351,000 or 24%. While sales declined in the North American market of the Nutritional Products segment, distributor commissions as a percentage of sales in this market were unchanged at 41%. On a consolidated basis, distributor commissions as a percentage of sales declined to 23% in the second quarter of 2004 compared with 31% in the same period of 2003. This percentage decline was primarily related to the increase in sales to our international licensees because we do not pay distributor commissions on these sales.

Our general and administrative expenses for the quarter ended June 30, 2004, were $1,722,000 compared with such expenses in the same quarter of 2003 of $1,865,000, a decrease of $143,000 or 8%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 35% in the second quarter of 2004 compared with 40% in the second quarter of 2003.

Interest expense for the quarter ended June 30, 2004, was $65,000 compared with such expense in the same quarter of 2003 of $77,000, a decrease of $12,000 or 16%. This decrease was related to the repayment of long-term debt during the last six months of 2003 and the first six months of 2004.

Other income of $47,000 and $34,000 recognized in the quarters ended June 30, 2004 and 2003, respectively, represents payments received pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. Through June 30, 2004, we had received aggregate payments from Flanagan of $180,000.

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

Our net earnings for the quarter ended June 30, 2004 were $142,000, or $0.01 per share, compared with a net loss in the comparable quarter of the prior year of $57,000 or $0.00 per share, an improvement of $199,000. This improvement resulted from the factors described above.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Our sales for the six months ended June 30, 2004 were $9,390,000 compared with sales for same period of the prior year of $9,569,000, a decrease of $179,000 or 2%. The decline in sales resulted mainly from sales declines in our Nutritional Products segment in the U.S. and Canada of $1,460,000 and $350,000, respectively. These declines were partially offset by a net sales increase in our Nutritional Products segment international markets, primarily the former Soviet Union, and our Medical Products segment of $1,420,000 and $211,000, respectively.

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

To overcome the challenges we faced in the wake of Flanagan’s departure, we first completed the development of our own proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials were exhausted. We then began the process of redefining the RBC “brand” eliminating our association with Flanagan. This included the introduction of new products, including a new weight loss system, new marketing support materials and programs, and modifications to our distributor compensation plan to provide added financial incentives for sales and recruiting efforts. In addition, we plan to launch a new multi-vitamin/mineral product, which incorporates certain of our proprietary ingredients, in the third quarter of 2004.

We believe that the actions we have taken, along with our present marketing strategies and programs, will help us, for the most part, to improve retention of our present distributor base, stabilize our present sales volume and provide a base from which we can begin to grow our business. However, there can be no assurances that these efforts will be successful or that the introduction of products that directly compete with our Microhydrin will not cause a further decline in sales.

Cost of goods sold for the six months ended June 30, 2004 was $3,090,000 compared with cost of goods sold in the same period of the prior year of $2,563,000, an increase of $527,000 or 21%. As a percentage of sales, cost of goods sold was 33% in the first six months of 2004 compared with 27% in the first six months of 2003. This increase in cost of goods sold as a percentage of sales, as well as the resultant decline in profit margin, is primarily related to the increase in sales to our international licensees. The gross profit for products sold to international licensees is lower than the gross profit for products sold in other markets because we sell internationally at lower prices, as we do not pay distributor commissions on sales of products to international licensees.

Our distributor commissions declined significantly in the six months ended June 30, 2004 as a result of the decline in sales in the North American market of the Nutritional Products segment, which are the principal sales on which we pay distributor commissions. Distributor commissions for the six months ended June 30, 2004 were $2,321,000 compared with distributor commissions in the same period of 2003 of $3,059,000, a decrease of $738,000 or 24%. While sales declined in the North American market of the Nutritional Products segment, distributor commissions as a percentage of sales in this market were unchanged at 41%. On a consolidated basis, distributor commissions as a percentage of sales declined to 25% in the first six months of 2004 compared with 32% in the same period of 2003. This percentage decline was primarily related to the increase in sales to our international licensees because we do not pay distributor commissions on these sales.

Our general and administrative expenses for the six months ended June 30, 2004, were $3,410,000 compared with such expenses in the same period of 2003 of $3,667,000, a decrease of $257,000 or 7%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 36% in the first six months of 2004 compared with 38% in the first six months of 2003.

Interest expense for the six months ended June 30, 2004, was $134,000 compared with such expense in the same period of 2003 of $160,000, a decrease of $26,000 or 16%. This decrease was related to the repayment of long-term debt during the last six months of 2003 and the first six months of 2004.

Other income of $78,000 and $53,000 recognized in the six month periods ended June 30, 2004 and 2003, respectively, represents payments received pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. Through June 30, 2004, we had received aggregate payments from Flanagan of $180,000.

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

Our net earnings for the six months ended June 30, 2004 were $222,000, or $0.01 per share, compared with a net loss in the comparable period of the prior year of $34,000 or $0.00 per share, an improvement of $256,000. This improvement resulted from the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2004, we had a net increase in cash of $145,000. This increase resulted from net cash provided by operating activities of $377,000, which was partially offset by net cash used by financing activities of $182,000 and cash used to purchase property and equipment of $57,000. With regard to operating activities, we had net earnings in the first six months of 2004 of $222,000, which was net of depreciation and amortization of $294,000. Cash flow from operating activities was also provided by a $131,000 increase in accounts payable and accrued liabilities, which was mainly related to an increase accounts payable. Cash flow from operating activities was used to fund an increase in prepaid expenses of $277,000, which was mainly related to deposits paid to inventory suppliers in connection with purchase orders we placed to fulfill orders from our international licensees. With regard to our financing activities, we refinanced certain of our existing debt during the second quarter of 2004. We borrowed $224,000 on a two-year note from a bank and used a majority of the proceeds to repay other bank debt, and to pay the final installment on a note due to the party from whom we purchased our headquarters building in 2001. Also during the second quarter of 2004, we received $14,500 from the exercise of a 100,000 share stock option. Our working capital deficit decreased to $345,000 at June 30, 2004, a $469,000 improvement from our working capital deficit of $814,000 at December 31, 2003.

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

We believe that we will be able to fund moderate sales increases through our operations. Should sales growth increase beyond our ability to finance our growth internally, or should we require additional working capital, we may seek outside sources of capital including bank borrowings, other types of debt or equity financings. There can be no assurances, however, that, we would be able to obtain any additional outside financing or that obtainable outside financing would be on terms we would find acceptable. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

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

CONTRACTUAL CASH OBLIGATIONS

The table below summarizes contractual cash obligations outstanding as of June 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2004	2005 - 2006	2007 -2008	2009 and Beyond
Long-term debt	$3,274,000	$122,000	$620,000	$336,000	$2,196,000
Capital leases	2,000	2,000	—	—	—
Operating leases	359,000	127,000	215,000	17,000	—
Employment agreements	4,790,000	723,000	2,891,000	820,000	356,000

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 13% of net sales during the first six months of 2004 and 14% of net sales during fiscal 2003. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $81,000 at June 30, 2004, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $8,100.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At June 30, 2004, we had $539,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at June 30, 2004, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,600.

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

PAR T II. OTHER INFORMATION

It em 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on June 2, 2004. At this meeting the following persons were elected to serve as directors until the 2005 Annual Meeting of Shareholders:

	For	Against	Abstained
Steven E. Brown	17,518,215	570	51,840
David H. Brune	17,518,215	570	51,840
J. Ike Guest	17,518,785	0	51,840
Clinton H. Howard	17,518,785	0	51,840
Wayne R. Holbrook	17,518,215	570	51,840
Joseph P. Philipp	17,518,785	0	51,840
Kenneth L. Sabot	17,518,215	570	51,840

Also at our Annual Meeting of Shareholders, the shareholders ratified a proposal to appoint Grant Thornton LLP as our independent accountants for the year ending December 31, 2004. The vote ratifying this proposal was as follows:

For – 17,511,708	Against –9,000	Abstained –32,966

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K

May 17, 2004 – We filed a report on Form 8-K in connection with the issuance of a press release announcing our first quarter results.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal BodyCare, Inc.
Registrant

By:	/s/ Clinton H. Howard
Its:	Chief Executive Officer

By:	/s/ Steven E. Brown
Its:	Vice President-Finance and
Chief Financial Officer

DATE:	August 12, 2004
Irving, Texas

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed April 26, 2000

3.2*	By-laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed April 26, 2000

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Commission and incorporated herein by reference as indicated.