Form 10-Q
period 2004-09-30
ROYAL BODYCARE INC/NV
filed 2004-11-12
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Number of shares of common stock, par value $0.001, outstanding at November 1, 2004: 20,056,294

Item 1. FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$641,116	$501,757
Accounts receivable	190,953	169,780
Inventories	2,691,298	2,349,657
Deferred income tax assets	21,928	21,462
Prepaid expenses and other	350,598	164,055

Total current assets	3,895,893	3,206,711

Property & equipment, net	4,555,229	4,875,812

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	289,588	321,393

Other assets	153,941	144,995

	$10,989,705	$10,643,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,066,033	$853,060
Accrued liabilities	2,577,651	2,446,153
Current maturities of long-term debt	389,553	580,058
Lines of credit	126,639	129,968
Liabilities of discontinued operations	—	11,683

Total current liabilities	4,159,876	4,020,922

Long term debt, less current maturities	2,823,803	2,878,192

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,056,294 and 19,956,294 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	20,056	19,956
Additional paid-in capital	12,789,978	12,775,578
Accumulated deficit	(8,737,090)	(8,977,687)
Accumulated other comprehensive loss	(66,918)	(72,996)

	4,006,026	3,744,851

	$10,989,705	$10,643,965

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarter Ended September 30,
	2004	2003
		(Restated – Note C)
Sales	$4,257,738	$5,207,449

Cost of sales	1,388,812	1,835,474

Gross profit	2,868,926	3,371,975

Operating expenses
Distributor commissions	1,030,738	1,388,743
General and administrative	1,657,251	1,787,495
Depreciation and amortization	144,911	160,555

Total operating expenses	2,832,900	3,336,793

Operating profit	36,026	35,182

Interest expense	64,501	71,649
Other income	(46,675)	(30,490)

	17,826	41,159

Earnings (loss) before income taxes	18,200	(5,977)

Provision for income taxes	—	—

Net earnings (loss)	$18,200	$(5,977)

Basic earnings (loss) per share

Basic earnings (loss) per share	$0.00	$(0.00)

Basic weighted average common shares outstanding	20,056,294	19,956,294

Diluted earnings (loss) per share
Diluted earnings (loss) per share	$0.00	$(0.00)

Diluted weighted average common shares outstanding	20,478,345	19,956,294

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
		(Restated – Note C)
Sales	$13,647,287	$14,778,145

Cost of sales	4,478,903	4,379,546

Gross profit	9,168,384	10,398,599

Operating expenses
Distributor commissions	3,352,159	4,468,393
General and administrative	5,067,323	5,454,811
Depreciation and amortization	435,216	479,778

Total operating expenses	8,854,698	10,402,982

Operating profit (loss)	313,686	(4,383)

Interest expense	198,168	232,108
Other income	(125,079)	(83,139)

	73,089	148,969

Earnings (loss) from continuing operations before income taxes	240,597	(153,352)

Provision for income taxes	—	—

Earnings (loss) from continuing operations	240,597	(153,352)

Earnings from discontinued operations	—	113,348

Net earnings (loss)	$240,597	$(40,004)

Basic earnings (loss) per share

Earnings (loss) from continuing operations	$0.01	$(0.01)
Earnings from discontinued operations	—	0.01

Basic earnings (loss) per share	$0.01	$(0.00)

Basic weighted average common shares outstanding	20,000,738	18,178,516

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$0.01	$(0.01)
Earnings from discontinued operations	—	0.01

Diluted earnings (loss) per share	$0.01	$(0.00)

Diluted weighted average common shares outstanding	21,109,088	18,178,516

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
		(Restated – Note C)
Cash flows from operating activities:
Net earnings (loss)	$240,597	$(40,004)
Less earnings from discontinued operations	—	113,348

Net earnings (loss) from continuing operations	240,597	(153,352)
Adjustment for non-cash items:
Depreciation and amortization	442,472	485,727
Change in operating assets and liabilities
Accounts receivable	(21,227)	60,156
Inventories	(334,762)	(459,504)
Prepaid expenses and other	(187,837)	(119,725)
Other assets	(8,769)	(5,526)
Accounts payable and accrued liabilities	340,588	444,056

Net cash provided by operating activities	471,062	251,832

Net cash flows from investing activities – purchase of property and equipment	(89,147)	(30,809)

Cash flows from financing activities:
Proceeds from the exercise of stock option	14,500	—
Proceeds from the sale of common stock	—	600,000
Net payments of lines of credit	(3,329)	(126,697)
Proceeds from borrowing	224,263	—
Payments of long term debt	(469,157)	(475,908)

Net cash used by financing activities of continuing operations	(233,723)	(2,605)
Net cash used by discontinued operations	(11,683)	(230,440)

Net cash used by financing activities	(245,406)	(233,045)

Effect of exchange rate changes on cash flows	2,850	(1,158)

Net increase (decrease) in cash and cash equivalents	139,359	(13,180)

Cash and cash equivalents, beginning of period	501,757	626,933

Cash and cash equivalents, end of period	$641,116	$613,753

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (“RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the Company’s reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004.

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

RBC has also entered into arrangements by which it has licensed the exclusive rights to sell its nutritional supplements and personal care products through third party licensees in certain international countries. RBC has entered into four such arrangements to market its products. Under these arrangements, distributors in these countries are compensated by the third party licensees according to the same or a similar compensation plan as the one used by RBC for its independent distributors in the United States, Canada and Japan.

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

Earnings from discontinued operations in the quarter and nine months ended September 30, 2003, resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock and also the fair value of the stock option at the time this obligation was settled.

Note C – Restatement of Financial Statements:

In connection with the preparation of the Company’s financial statements for fiscal 2003, the audit committee requested that management and the Company’s independent registered accountants review the revenue recognition policy with regard to the Company’s licensee in the former Soviet Union, Coral Club International, Inc. (“CCI”). Until September 2002, sales were recorded when products were shipped to CCI. In September 2002, the Company and CCI reached an agreement that provided the Company would store products for CCI in its warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI agreed to accept ownership of and pay for the products as they were segregated in the Company’s warehouse for CCI’s account. Upon entering into this agreement, the Company began to recognize sales to CCI at the time products were billed and segregated in the Company’s warehouse for CCI’s account.

After reviewing this policy in light of authoritative accounting literature, management, in consultation with the Company’s independent registered accountants, concluded that sales should have been recognized at the time products were shipped rather than when such products were segregated in the Company’s warehouse for CCI’s account. As a result, the Company restated its previously reported audited financial statements for the year ended December 31, 2002, and the unaudited results for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, and September 30, 2002.

A summary of the significant effects of the restatement on the quarter and nine months ended September 30, 2003 is set forth below:

	Quarter ended September 30, 2003		Nine months ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statements of operations data for the period ended:
Sales	$5,877,068	$5,207,449	$15,388,796	$14,778,145
Cost of sales	2,238,576	1,835,474	4,802,669	4,379,546
Gross profit	3,638,492	3,371,975	10,586,127	10,398,599
Operating profit (loss)	301,699	35,182	183,145	(4,383)
Earnings (loss) from continuing operations	260,540	(5,977)	34,176	(153,352)
Net earnings (loss)	260,540	(5,977)	147,524	(40,004)
Net earnings (loss) per share – basic and diluted	0.01	(0.00)	0.01	(0.00)

Consolidated balance sheet data as of:
Inventories	1,891,653	2,522,131	1,891,653	2,522,131
Total current assets	2,853,166	3,483,644	2,853,166	3,483,644
Total assets	10,647,961	11,278,439	10,647,961	11,278,439
Accrued liabilities	1,800,163	2,771,086	1,800,163	2,771,086
Total current liabilities	3,548,276	4,519,199	3,548,276	4,519,199
Accumulated deficit	(8,571,927)	(8,912,372)	(8,571,927)	(8,912,372)
Shareholders’ equity	4,155,366	3,814,921	4,155,366	3,814,921

Note D – Inventories:

Inventories at September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003
Raw materials and bulk products	$678,420	$383,649
Packaging Materials	398,480	370,667
Finished goods	1,614,398	1,595,341

	$2,691,298	$2,349,657

Note E – Property and Equipment:

Property and equipment at September 30, 2004 and December 31, 2003 consists of the following:

	September 30, 2004	December 31, 2003
Building and improvements	$2,758,983	$2,729,984
Computer software and office equipment	2,927,546	2,901,555
Warehouse equipment	267,611	227,075
Automotive equipment	55,392	55,392
Leasehold improvements	17,281	16,914

	6,026,813	5,930,920
Less – accumulated depreciation	2,612,757	2,196,281

	3,414,056	3,734,639
Land	1,141,173	1,141,173

	$4,555,229	$4,875,812

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	September 30, 2004		December 31, 2003
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

	Average life (years)	September 30, 2004		December 31, 2003
		Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Distribution contracts	8	$277,369	$(104,489)	$277,369	$(79,777)
Copywrites, trademarks and other registrations	19	99,100	(16,517)	99,100	(12,553)
Other	11	47,600	(13,475)	47,600	(10,346)

		$424,069	$(134,481)	$424,069	$(102,676)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended September 30, 2004 and 2003 and $31,800 for the nine months ended September 30, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2004 is as follows:

Remainder of 2004	$10,602
2005	42,407
2006	42,407
2007	42,407
2008	42,407
Thereafter	109,358

Total	$289,588

Note G – Accrued Liabilities:

Accrued liabilities at September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003
Deferred revenue for unshipped orders	$1,417,172	$1,282,294
Distributor commissions	549,410	701,891
Salaries and wages	473,575	333,788
Sales and other taxes	72,159	69,022
Interest	22,100	23,678
Other	43,235	35,480

	$2,577,651	$2,446,153

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

	Quarter Ended September 30,
	2004	2003
		(Restated)
Net earnings (loss), as reported	$18,200	$(5,977)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(19,894)	(91,804)

Pro forma net loss	$(1,694)	$(97,781)

Earnings (loss) per share – basic and diluted
As reported	$0.00	$(0.00)
Pro forma	$(0.00)	$(0.00)

	Nine Months Ended September 30,
	2004	2003
		(Restated)
Net earnings (loss), as reported	$240,597	$(40,004)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(59,877)	(93,924)

Pro forma net earnings (loss)	$180,720	$(133,928)

Earnings (loss) per share – basic and diluted
As reported	$0.01	$(0.00)
Pro forma	$0.01	$(0.01)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the option granted in June 2004 was $0.15 per share. The following assumptions were used for the option granted in June 2004: expected volatility of 146.41 percent, average risk-free interest rate of 4.93 percent, average expected life of 9 years and no dividend yield.

Note I – Long Term Obligations:

At September 30, 2004 and December 31, 2003 long-term debt consists of the following:

	September 30, 2004	December 31, 2003
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,699,643	$2,772,527
Note payable to bank bearing interest at prime plus 1.50% (6% at September 30, 2004) due in monthly installments of $9,500 through July 2006	198,762	—
U. S. Small Business Administration note bearing interest at prime plus 2.75% (7.5% at September 30, 2004) due in monthly installments of approximately $4,400 through July 2008	176,951	206,539

	September 30, 2004	December 31, 2003
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance, notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	128,000	128,000
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%, fully paid in June 2004	—	110,363
Note payable to bank bearing interest at prime plus 2%, fully paid in June 2004	—	149,335
Note payable to bank bearing interest at 10.4%, collateralized by an automobile, fully paid in April 2004	—	18,157
Settlement to former marketing consultant and distributor, settlement is without interest and has been discounted at 10%, fully paid in April 2004	—	19,590
Capital lease obligations	—	43,739
Other	10,000	10,000

	3,213,356	3,458,250
Less – current maturities	389,553	580,058

	$2,823,803	$2,878,192

From time to time, certain purchases of equipment have been financed through capital leases. Such leases had terms ending in 2004 with various interest rates approximating 15%.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended September 30, 2004
Sales to external customers	$3,730	$528	$4,258
Depreciation and amortization	138	10	148
Operating profit	16	20	36
Capital expenditures	32	—	32
Total assets	10,059	931	10,990

	Nutritional Products	Medical Products	Consolidated
Quarter ended September 30, 2003 (Restated)
Sales to external customers	$4,752	$455	$5,207
Depreciation and amortization	153	10	163
Operating profit (loss)	(20)	55	35
Capital expenditures	11	—	11
Total assets	10,673	605	11,278

	Nutritional Products	Medical Products	Consolidated
Nine months ended September 30, 2004
Sales to external customers	$12,178	$1,469	$13,647
Depreciation and amortization	412	30	442
Operating profit	272	42	314
Capital expenditures	89	—	89
Total assets	10,059	931	10,990

Nine months ended September 30, 2003 (Restated)
Sales to external customers	$13,593	$1,185	$14,778
Depreciation and amortization	459	27	486
Operating profit (loss)	(16)	12	(4)
Capital expenditures	31	—	31
Total assets	10,673	605	11,278

Financial information summarized geographically for the quarters and the nine months ended September 30, 2004 and 2003 is listed below (in thousands):

	Sales to external customers	Long-Lived assets
Quarter ended September 30, 2004
Domestic	$2,564	$6,686
Canada	524	408
All others	1,170	—

Totals	$4,258	$7,094

Quarter ended September 30, 2003 (Restated)
Domestic	$3,149	$7,301
Canada	683	494
All others	1,375	—

Totals	$5,207	$7,795

	Sales to external customers	Long-Lived assets
Nine months ended September 30, 2004
Domestic	$8,046	$6,686
Canada	1,720	408
All others	3,881	—

Totals	$13,647	$7,094

Nine months ended September 30, 2003 (Restated)
Domestic	$9,880	$7,301
Canada	2,232	494
All others	2,666	—

Totals	$14,778	$7,795

Significant Customers

The Company recorded sales to its licensee in the former Soviet Union, CCI, in the amount of $1,106,000 and $1,306,000 during the quarters ended September 30, 2004 and 2003, respectively, and $3,643,000 and $2,440,000 during the nine months ended September 30, 2004 and 2003, respectively. These sales accounted for more than ten percent of net sales in the quarters and the nine months ended September 30, 2004 and 2003. In no other case did a customer of the Company account for more than ten percent of net sales during the quarters or nine months ended September 30, 2004 or 2003.

In July 2004, the Company entered into a 10-year exclusive distributorship agreement with CCI. In connection therewith, the Company received a license fee of $65,000. This license fee was recorded as deferred revenue and is being recognized as sales ratably over the term of the agreement.

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings	Shares	Per Share
Quarter ended September 30, 2004
Basic earnings per common share	$18,200	20,056,294	$0.00
Effect of dilutive stock options	—	422,051

Diluted earnings per common share	$18,200	20,478,345	$0.00

Quarter ended September 30, 2003 (Restated)
Basic loss per common share	$(5,977)	19,956,294	$(0.00)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(5,977)	19,956,294	$(0.00)

	Net Earnings	Shares	Per Share
Nine months ended September 30, 2004
Basic earnings per common share	$240,597	20,000,738	$0.01
Effect of dilutive stock options	—	1,108,350

Diluted earnings per common share	$240,597	21,109,088	$0.01

Nine months ended September 30, 2003 (Restated)
Basic loss per common share	$(40,004)	18,178,516	$(0.00)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(40,004)	18,178,516	$(0.00)

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 442,000 and 3,756,260 for the quarters ended September 30, 2004 and 2003, respectively, and 444,000 and 3,965,840 for the nine months ended September 30, 2004 and 2003, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings (loss) per common share for the quarters and nine months ended September 30, 2004 and 2003, and accordingly have been excluded from the computation.

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarter Ended September 30,
	2004	2003
		(Restated)
Net earnings (loss)	$18,200	$(5,977)
Other comprehensive income:
Foreign currency translation adjustment	16,235	8,620

Comprehensive income	$34,435	$2,643

	Nine Months Ended September 30,
	2004	2003
		(Restated)
Net earnings (loss)	$240,597	$(40,004)
Other comprehensive income:
Foreign currency translation adjustment	6,078	63,748

Comprehensive income	$246,675	$23,744

Note M – Legal Proceedings:

On May 29, 2002, the Company filed suit against a former supplier and member of its Board of Directors (G. Patrick Flanagan), and certain others (“Defendants”) requesting injunctive and monetary relief and alleging, among other causes of action, breach of contract, conspiracy, fraud, breach of fiduciary duty, disparagement, tortious interference and unlawful restraint of trade. In connection with this suit, on August 16, 2002, the Defendants filed a counter claim against the Company alleging, among other causes of action, unfair competition, breach of contract and conspiracy.

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them, including those arising out of the transactions that formed the basis of the lawsuit. Under the terms of this settlement, G. Patrick Flanagan and/or Flantech Group, defendants in the original suit, agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined, generated by G. Patrick Flanagan or certain entities to which he is related. Through September 30, 2004 the Company has received payments totaling approximately $227,000, of which $125,000 was received in the first nine months of 2004, pursuant to this settlement arrangement. Additional details are set forth below at RESULTS OF OPERATIONS.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and all other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the continued market acceptance of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential distributors to other businesses

•	continued reduction in demand for our products or the rate at which new distributors are recruited to join us, or an increased rate of attrition of our distributors

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or distribution methods

•	a change in market conditions in the former Soviet Union, which market provided more than 27% of our sales in the first nine months of 2004 and more than 18% of our sales in fiscal 2003

•	our ability to obtain future financing to fund internal growth and our future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica hydride powder and other raw materials formerly supplied by Flanagan

RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the our financial statements for fiscal 2003, our audit committee requested that management and our independent registered accountants review the revenue recognition policy with regard to our licensee in the former Soviet Union, Coral Club International, Inc. (“CCI”). Until September 2002, sales were recorded when products were shipped to CCI. In September 2002, CCI and we reached an agreement that provided we would store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI agreed to accept ownership of and pay for the products as they were segregated in our warehouse for CCI’s account. Upon entering into this agreement, we began to recognize sales to CCI at the time products were billed and segregated in our warehouse for CCI’s account.

After reviewing this accounting practice in light of authoritative accounting literature, management, in consultation with our independent registered accountants, concluded that sales should have been recognized at the time products were shipped rather than when such products were segregated in our warehouse for CCI’s account. As a result, the Company has restated its previously reported audited financial statements for the year ended December 31, 2002, and the unaudited results for the quarters ended September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002, and September 30, 2002. The components of the restatement along with the related effect on previously filed financial statements are set forth in Note C to the consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations incorporates the restated amounts.

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products. The Nutritional Products segment represents our core product line, accounting for approximately 89% and 92% of our sales in the nine months ended September 30, 2004 and 2003, respectively. We have experienced declining sales in the Nutritional Products segment in North America, which, even with the decline, is still our primary market accounting for 61% and 74% of our sales in the nine months ended September 30, 2004 and 2003, respectively. At the same time, we have experienced sales growth in the Nutritional Products segment outside of North America, mainly through CCI, a licensee that distributes our Nutritional Products in the former Soviet Union. We have also experienced growth in the Medical Products segment, which distributes its products in the United States.

As described more fully below, we attribute the decline in North American sales of our core product line to the dispute with a former supplier and member of our Board of Directors, Patrick Flanagan. Since this dispute arose, we have developed replacement products for the products formerly supplied by Flanagan, developed and introduced new products, recreated our core marketing message eliminating our association with Flanagan, and introduced changes to our distributor compensation plan intended to stimulate sales and increase recruiting of new independent distributors. In addition, we launched a new multi-vitamin/mineral product, which incorporates certain of our proprietary ingredients, in September 2004. While we believe these actions will ultimately reverse the declining sales trend, we can give no assurance of future sales growth.

While addressing the issues created by our dispute with Flanagan, we also engaged in a concerted effort to reduce operating expenses during this period of declining North American sales. In this regard, we reduced personnel and reorganized and consolidated operating activities to increase efficiency and reduce operating expenses. This included reorganizing our international marketing department, which reduced expenses while improving efficiency, closing one of two Canadian distribution centers and moving a significant portion of the Canadian operations to our offices in the U.S. As described more fully below, we also obtained a favorable settlement of the litigation with Flanagan, pursuant to which he has paid us $227,000 through September 30, 2004.

These efforts produced an improvement in operating results during the first nine months of 2004. Our net earnings in the first nine months of 2004 were $241,000 compared with a net loss of $40,000 in 2003. Also, at September 30, 2004, our working capital deficit declined to $264,000, a $550,000 improvement from the working capital deficit of $814,000 at December 31, 2003.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2004 Compared with the Quarter Ended September 30, 2003

Our sales for the quarter ended September 30, 2004 were $4,258,000 compared with sales for same quarter of the prior year of $5,207,000, a decrease of $949,000 or 18%. The decrease in third quarter sales resulted from sales declines in our Nutritional Products segment of $1,022,000, which was partially offset by a sales increase in our Medical Products segment of $73,000. In the Nutritional Products segment, sales in the U.S., Canada and export markets declined $658,000, $159,000 and $205,000, respectively.

Export sales of Nutritional Products declined in the third quarter of 2004 as a result of a $276,000 decrease in shipments to CCI. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store CCI’s products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on CCI’s logistical considerations, rather than in direct relation to sales in CCI’s market. The decline in export sales related to product shipments to CCI was partially offset by a $75,000 increase in royalty revenue from CCI. Backlog related to CCI’s account was $1,864,000 and $1,571,000 at September 30, 2004 and 2003, respectively.

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

To overcome the challenges we faced in the wake of Flanagan’s departure, we first completed the development of our own proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials were exhausted. We then began the process of redefining the RBC “brand” eliminating our association with Flanagan. This included the introduction of new products, including a new weight loss system, new marketing support materials and programs, and modifications to our distributor compensation plan to provide added financial incentives for sales and recruiting efforts. In addition, we launched a new multi-vitamin/mineral product, which incorporates certain of our proprietary ingredients, in September 2004.

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

Cost of sales for the quarter ended September 30, 2004 was $1,389,000 compared with cost of sales in the same quarter of the prior year of $1,835,000, a decrease of $446,000 or 24%. As a percentage of sales, cost of sales was 33% in the third quarter of 2004 compared with 35% in the third quarter of 2003. This decrease in cost of sales as a percentage of sales, as well as the resultant increase in gross profit margin, is primarily attributable to the improvement in gross profit margin related to export sales. This improvement resulted from a favorable product mix, including increased royalty revenue. In addition, we incurred lower freight expenses during the third quarter of 2004.

Our distributor commissions declined significantly in the third quarter of 2004 as a result of the decline in sales in the North American market of the Nutritional Products segment, which are the principal sales on which we pay distributor commissions. Distributor commissions for the quarter ended September 30, 2004 were $1,031,000 compared with distributor commissions in the same quarter of 2003 of $1,389,000, a decrease of $358,000 or 26%. While sales declined in the North American market of the Nutritional Products segment, distributor commissions as a percentage of commissionable sales in this market were unchanged at 41%. On a consolidated basis, distributor commissions as a percentage of sales declined to 24% in the third quarter of 2004 compared with 27% in the same period of 2003. This percentage decline was primarily related to the relative increase in sales of Nutritional Products to our international licensees and increased Medical Products sales because we pay little or no distributor commissions on these sales.

Our general and administrative expenses for the quarter ended September 30, 2004, were $1,657,000 compared with such expenses in the same quarter of 2003 of $1,787,000, a decrease of $130,000 or 7%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 39% in the third quarter of 2004 compared with 34% in the third quarter of 2003.

Interest expense for the quarter ended September 30, 2004, was $65,000 compared with such expense in the same quarter of 2003 of $72,000, a decrease of $7,000 or 10%. This decrease was related to the repayment of long-term debt during the last nine months of 2003 and the first nine months of 2004.

Other income of $47,000 and $30,000 recognized in the quarters ended September 30, 2004 and 2003, respectively, represents payments received pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. Through September 30, 2004, we had received aggregate payments from Flanagan of $227,000.

Our net earnings for the quarter ended September 30, 2004 were $18,000, or $0.00 per share, compared with a net loss in the comparable quarter of the prior year of $6,000 or $0.00 per share, an improvement of $24,000. This improvement resulted from the factors described above.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Our sales for the nine months ended September 30, 2004 were $13,647,000 compared with sales for same period of the prior year of $14,778,000, a decrease of $1,131,000 or 8%. The decline in sales resulted mainly from sales declines in our Nutritional Products segment in the U.S. and Canada of $2,118,000 and $511,000, respectively. These declines were partially offset by a net sales increase in our Nutritional Products segment international markets, primarily the former Soviet Union, and our Medical Products segment of $1,214,000 and $284,000, respectively.

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

To overcome the challenges we faced in the wake of Flanagan’s departure, we first completed the development of our own proprietary version of silica hydride powder and other raw materials formerly supplied by Flanagan. We began shipping Microhydrin made with our silica hydride powder on July 31, 2002, and other products made with our proprietary raw materials as existing supplies of products made with Flanagan’s raw materials were exhausted. We then began the process of redefining the RBC “brand” eliminating our association with Flanagan. This included the introduction of new products, including a new weight loss system, new marketing support materials and programs, and modifications to our distributor compensation plan to provide added financial incentives for sales and recruiting efforts. In addition, we launched a new multi-vitamin/mineral product, which incorporates certain of our proprietary ingredients, in September 2004.

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

Cost of sales for the nine months ended September 30, 2004 was $4,479,000 compared with cost of sales in the same period of the prior year of $4,380,000, an increase of $99,000 or 2%. As a percentage of sales, cost of sales was 33% in the first nine months of 2004 compared with 30% in the first nine months of 2003. This increase in cost of sales as a percentage of sales, as well as the resultant decline in gross profit margin, is primarily related to the increase in sales to our international licensees. The gross profit for products sold to international licensees is lower than the gross profit for products sold in other markets because we sell internationally at lower prices, as we do not pay distributor commissions on sales of products to international licensees.

Our distributor commissions declined significantly in the nine months ended September 30, 2004 as a result of the decline in sales in the North American market of the Nutritional Products segment, which are the principal sales on which we pay distributor commissions. Distributor commissions for the nine months ended September 30, 2004 were $3,352,000 compared with distributor commissions in the same period of 2003 of $4,468,000, a decrease of $1,116,000 or 25%. While sales declined in the North American market of the Nutritional Products segment, distributor commissions as a percentage of commissionable sales in this market were unchanged at 41%. On a consolidated basis, distributor commissions as a percentage of sales declined to 25% in the first nine months of 2004 compared with 30% in the same period of 2003. This percentage decline was primarily related to the increase in Nutritional Products sales to our international licensees and Medical Products sales because we pay little or no distributor commissions on these sales.

Our general and administrative expenses for the nine months ended September 30, 2004, were $5,067,000 compared with such expenses in the same period of 2003 of $5,455,000, a decrease of $388,000 or 7%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. As a percentage of sales, general and administrative expenses were 37% in the first nine months of 2004 and 2003.

Interest expense for the nine months ended September 30, 2004, was $198,000 compared with such expense in the same period of 2003 of $232,000, a decrease of $34,000 or 15%. This decrease was related to the repayment of long-term debt during the last nine months of 2003 and the first nine months of 2004.

Other income of $125,000 and $83,000 recognized in the nine month periods ended September 30, 2004 and 2003, respectively, represents payments received pursuant to the settlement of our lawsuit with Flanagan in February 2003. Under the terms of the settlement, Flanagan is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. Through September 30, 2004, we had received aggregate payments from Flanagan of $227,000.

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

Our net earnings for the nine months ended September 30, 2004 were $241,000, or $0.01 per share, compared with a net loss in the comparable period of the prior year of $40,000 or $0.00 per share, an improvement of $281,000. This improvement resulted from the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2004, we had a net increase in cash of $139,000. This increase resulted from net cash provided by operating activities of $471,000, which was partially offset by net cash used by financing activities of $245,000 and cash used to purchase property and equipment of $89,000. With regard to operating activities, we had net earnings in the first nine months of 2004 of $241,000, which was net of depreciation and amortization of $442,000. Cash flow from operating activities was also provided by a $341,000 increase in accounts payable and accrued liabilities, which was mainly related to increases in accounts payable and deferred revenue. Cash flow from operating activities was used to fund an increase in inventories of $335,000 and an increase in prepaid expenses of $188,000, which was mainly related to deposits paid to inventory suppliers in connection with purchase orders we placed to fulfill orders from our international licensees. With regard to our financing activities, we refinanced certain of our existing debt during the second quarter of 2004. We borrowed $224,000 on a two-year note from a bank and used a majority of the proceeds to repay other bank debt, and to pay the final installment on a note due to the party from whom we purchased our headquarters building in 2001. Also during the second quarter of 2004, we received $14,500 from the exercise of a 100,000 share stock option. Our working capital deficit decreased to $264,000 at September 30, 2004, a $550,000 improvement from our working capital deficit of $814,000 at December 31, 2003.

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

We believe that we will be able to fund moderate sales increases through our operations. Should sales growth increase beyond our ability to finance our growth internally, or should we require additional working capital, we may seek outside sources of capital including bank borrowings, other types of debt or equity financings. There can be no assurances, however, that we would be able to obtain any additional outside financing or that obtainable outside financing would be on terms we would find acceptable. We have no plans or requirements for any other significant capital expenditures during the next twelve months.

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

CONTRACTUAL CASH OBLIGATIONS

The table below summarizes contractual cash obligations outstanding as of September 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2004	2005 - 2006	2007 - 2008	2009 and Beyond
Long-term debt	$3,213,000	$61,000	$620,000	$336,000	$2,196,000
Operating leases	286,000	53,000	216,000	17,000	—
Employment agreements	4,428,000	361,000	2,891,000	820,000	356,000

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 13% of net sales during the first nine months of 2004 and 14% of net sales during fiscal 2003. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $100,000 at September 30, 2004, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $10,000.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At September 30, 2004, we had $502,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at September 30, 2004, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,400.

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

July 20, 2004 – We filed a report on form 8-K in connection with the execution of a ten-year exclusive distributorship agreement with Coral Club International, Inc.

August 2, 2004 – We filed a report on Form 8-K in connection with the issuance of a press release announcing our second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal BodyCare, Inc.
Registrant

By:	/s/ Clinton H. Howard
Its:	Chief Executive Officer

By:	/s/ Steven E. Brown
Its:	Vice President-Finance and
Chief Financial Officer

DATE:	November 12, 2004
Irving, Texas

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed April 26, 2000)

3.2*	By-laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed April 26, 2000)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Commission and incorporated herein by reference as indicated.