Form 10-K
period 2004-12-31
ROYAL BODYCARE INC/NV
filed 2005-03-31
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

        On March 18, 2005, the closing price of Registrant’s common stock sold was $0.17 per share. On such date, 6,491,406 shares of Registrant’s Common Stock were held by non-affiliates. Based upon the price on such date, the aggregate market value of Registrant’s voting stock held by non-affiliates on that date was $1,103,539 (6,491,406 shares times $0.17 per share).

As of March 18, 2005, 20,056,294 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13, and 14 of Part III hereof is incorporated by reference to the Registrant’s definitive proxy statement to be filed no later than 120 days after the close of Registrant’s year end.

FORWARD LOOKING STATEMENTS

The statements, other than statements of historical or present facts included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. We do not undertake any obligation to publicly release any revisions to any forward looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the continued market acceptance of our proprietary versions of silica hydride powder and other raw materials formerly supplied by a third party supplier

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential distributors to their businesses

•	continued reduction in demand for our products or the rate at which new distributors are recruited to join us or an increased rate of attrition of our distributors

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or distribution methods

•	a change in market conditions in the territory of Coral Club International, a licensee of the Company, which provided more than 30% of our sales in 2004 and more than 19% of our sales in 2003

•	a change in market conditions related to, or buying patterns of, the largest distributor of our Medical Products, which accounted for 37% of Medical Products sales in 2004

•	our ability to meet future cash flow estimates to support our goodwill impairment testing

•	our ability to obtain future financing to fund internal growth and our future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica-mineral hydride and other raw materials formerly supplied by a third party

ROYAL BODYCARE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business

Overview

We are a Nevada corporation principally engaged in marketing products through an international network of independent distributors that we refer to as “Associates.” Our core product line is marketed under the Royal BodyCare® brand name in three broad categories: (i) wellness products, (ii) weight loss products, and (iii) sports and fitness products (collectively “Nutritional Products”). Our core product line includes herbal formulas, vitamins, minerals, antioxidants and personal care products. We market these products in countries outside of the United States, Canada and Japan through exclusive licensing arrangements.

The Company’s Nutritional Products are distributed through a network marketing system in which Associates purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates to do the same. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates. The marketing effort of our Associates involves person-to-person communication of information related to our products and the system by which they are marketed. We believe this feature makes network marketing a more effective means of marketing our products than in-store retail sales where there is little or no direct explanation of product benefits. Network marketing provides financial opportunity to a broad cross-section of people, including those seeking to simply supplement other income, as well as those who desire a full-time home-based business.

In addition to Nutritional Products, we also market a line of wound care and oncology products (“Medical Products”) in the United States under the MPM Medical trade name. These products are distributed by us to hospitals, nursing homes, clinics and pharmacies through medical/surgical supply dealers and pharmaceutical distributors.

Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by email at webmaster@royalbodycare.com. Our corporate web site address is www.royalbodycare.com.

History

Our Chairman and Chief Executive Officer, Mr. Clinton H. Howard, formed our United States subsidiary in 1991 to distribute a line of aloe vera based personal care products and an aloe drink in the United States through network marketing. In 1992, we expanded the product line to include nutritional supplements and formed a Canadian subsidiary to distribute our products through network marketing in Canada. Shortly after its formation, the Canadian subsidiary acquired Pure Life International Products Inc., which distributed its own brand of nutritional products through network marketing, principally in Canada. In 2003, Pure Life was merged into our Canadian subsidiary.

In June 1995, GlobeNet Inc. was incorporated to serve as a holding company for our subsidiaries in the United States and Canada as well as certain other corporations affiliated with Mr. Howard, which were subsequently discontinued. In 1996, we acquired the business of Light Force, Inc., which distributed a line of nutritional supplements featuring certain proprietary formulations, with spirulina as the main ingredient. The Light Force independent distributor network was merged into our independent distributor network.

On April 1, 1997, Mighty Power USA, Inc., a corporation whose stock at that time was publicly traded on the NASDAQ Bulletin Board, merged with GlobeNet. Through the merger, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of Mighty Power USA, and Mighty Power USA changed its name to GlobeNet International I, Inc. In October 1999, we changed our name from GlobeNet International I, Inc. to Royal BodyCare, Inc., and redomesticated the Company to the State of Nevada.

In December 2000, we introduced a selection of Internet products. These products were marketed under the brand name BizAdigmTM and distributed through network marketing. Due to low sales volume, we discontinued BizAdigmTM operations in the second quarter of 2002.

In August 2001, we purchased substantially all of the assets of MPM Medical, Inc., a marketer and distributor of wound care and oncology products. These assets were transferred to our wholly-owned subsidiary of the same name, MPM Medical, Inc.

Products

We market products in two industry segments. The Nutritional Products segment, which accounted for 87% and 92% of consolidated sales in 2004 and 2003, respectively, markets nutritional supplements and personal care products under the Royal BodyCare trade name. The Medical Products segment markets wound care and oncology products under the MPM Medical trade name.

Nutritional Products. We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed in three broad categories: (i) wellness products, (ii) weight loss products and (iii) sports and fitness products. The finished products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control.

Our product line features certain raw materials manufactured by us according to proprietary formulations and processes in the emerging field of nanotechnology. Nanotechnology involves the manufacture and manipulation of molecules 1 to 100 nanometers in size. A nanometer is one-billionth of a meter. We developed these proprietary formulations and processes for our exclusive use. Raw materials manufactured using this technology include RBC NanoClusters, a mineral catalyst, silica-mineral hydride, a complex that has antioxidant and other beneficial properties, and HydraCel concentrate, a liquid form of RBC NanoClusters. We also use this technology to make and enhance the flavor of CocoaClustersTM and VanillaClustersTM, which are ingredients used in protein drink mixes that we market under the name SlimShakeTM. Our product line also features spirulina as a main ingredient in nutritional supplements and aloe vera as a main ingredient in our skin and personal care products. We maintain quality control of our products through our in-house laboratory facilities and operations, as well as through the facilities of our third party suppliers.

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

Our primary products are Microhydrin® and Microhydrin Plus™, which collectively accounted for approximately 26% and 33% of consolidated sales in 2004 and 2003, respectively. The principal ingredient in these products is silica-mineral hydride, which we now produce in our own manufacturing facility using a proprietary process developed by us. No other product accounted for more than 10% of our sales.

Medical Products. We currently market a line of approximately 25 wound care and oncology products. The wound care products, which account for approximately 86% of Medical Products sales, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions. These products include wound and skin cleansers, wound dressings, a moisture barrier cream and a unique hydrogel wound dressing with Lidocaine. The oncology products are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain caused by radiation reactions in the skin and the internal mucosa.

Manufacturing and Product Sourcing

We contract with third party manufacturers and suppliers to produce all of our finished products, as more fully described above. This strategy provides operating flexibility with minimum investment and helps us to control operating costs. We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years. We do not have long-term contracts with any of our manufacturers or suppliers. Many of our products can be obtained from a number of sources at competitive prices.

We manufacture certain proprietary raw materials used by our manufacturers and suppliers in the production of many Nutritional Supplement products. We began manufacturing these raw materials in June 2002 to replace raw materials that were formerly purchased under a license agreement with a third party supplier. These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use. Our manufacturing operations are conducted at our headquarters located in Irving, Texas.

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2004, 2003 and 2002, please see Note O to our consolidated financial statements included under Part IV of this report.

Independent Distributor Network

Overview. We market our Nutritional Products in the United States, Canada and Japan through a network of independent distributors that we refer to as “Associates.” As a result, we sell substantially all of our Nutritional Products in these markets through individuals who are not our employees. Our Associates generally purchase products from us for resale to consumers or for personal consumption. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close associates. We believe that network marketing is an effective method of distribution because it allows person-to-person interaction about our products and business, which is not readily available through other distribution channels.

Our sales in these markets are dependent upon the number and productivity of our Associates. Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates. We had approximately 17,150 active Associates at December 31, 2004, of whom approximately 14,000 were located in the United States, 3,000 were located in Canada and 150 were located in Japan. This compares to approximately 22,100 active Associates at December 31, 2003, of whom approximately 17,800 were located in the United States, 4,000 were located in Canada and 300 were located in Japan. We consider an Associate active if he/she has placed an order within the previous twelve months. The decline in active Associates is the result of low levels of sponsorship of new Associates by our present Associate base. In an effort to reverse this trend, we have developed and introduced new products, recreated our core marketing message, focused our product strategy, developed new marketing materials for use by our Associates and introduced changes to our Associate compensation plan designed to encourage sponsoring activities. While we believe these actions will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

We do not have any significant accounts receivable from our Associates because they are required to pay for purchases prior to shipment. Associates pay for products primarily by credit cards, although orders can also be paid with cash, direct account withdrawal, money orders, or checks. We are not dependent upon the sales of any individual Associate, the loss of whom would have a material adverse effect on our business.

Associates. A person who wishes to become an Associate must complete an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s organization. New Associates sign a written contract and agree to adhere to our policies and procedures that govern the activities of Associates. An Associate has the right to purchase products from us at wholesale, sponsor new Associates and earn compensation in accordance with our Associate compensation plan. While some Associates sell our products and recruit new Associates on a full-time basis, the majority engage in these activities on a part-time basis or only purchase our products for personal consumption.

Sponsoring. We rely on our Associates to recruit and sponsor new Associates. While we develop and sell sales materials for use by our Associates, Associates are primarily responsible for recruiting and educating new Associates with respect to our products, the Associate compensation plan and how to build a successful distributorship. Because new Associates are linked to their sponsor, sponsorship of new Associates creates multiple levels in the network marketing structure. Persons that an Associate sponsors are referred to as “downline” or sponsored Associates.

Sponsoring activities are not required of Associates and we do not pay any commissions for sponsoring new Associates. However, because of the financial incentives provided to those who succeed in building an Associate network that consumes and resells products, we believe that many of our Associates attempt, with varying degrees of effort and success, to sponsor new Associates.

Compensation. Our Associate compensation plan provides several opportunities for Associates to earn compensation. We believe our compensation plan provides financial rewards comparable to those offered by other compensation plans in the industry. There are generally two ways in which our Associates earn compensation:

•	Through retail markups on sales of products purchased at wholesale; and

•	Through a series of commissions on product sales generated by the Associate and his or her downline Associates.

Commissions are based on the total monthly sales by the Associate and his or her downline organization. As an Associate’s business expands from successfully sponsoring new Associates into the business who in turn expand their own businesses, an Associate can receive higher commissions. Most commissions are paid to Associates monthly.

Support. Associates are encouraged to assume responsibility for training and motivating other Associates within their respective downline organizations and to conduct meetings for potential new Associates. Associates can purchase sales and training materials from us, and they assume the costs of advertising and marketing our products to their customers, as well as the direct cost of sponsoring and training new Associates.

In addition to the development of sales and training materials for use by our Associates, we also periodically sponsor and conduct regional, national and international Associate events and training seminars. Attendance at these sessions is voluntary.

We also use the Internet to support our Associates and enhance communication with them. Through our web site, Associates can obtain information about us and our products. They can also obtain other current information such as new product announcements and descriptions of product specials and other sales promotions. In addition, Associates have the ability to sponsor new Associates and to place orders through our web site. To help our Associates effectively manage their businesses, we allow them to obtain information related to their downline organization directly from our database, which can be accessed through the Internet.

Compliance. On occasion, Associates fail to adhere to our Associate policies and procedures. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that an Associate has violated any of our Associate policies and procedures, we may take a number of disciplinary actions. For example, we may terminate the Associate’s purchase and distribution rights completely or impose sanctions, such as warnings or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion.

Returns. Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund. We reimburse the Associate with product or credit on account upon receipt of proper documentation and the return of the remaining product.

Product returned by Associates that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid. Returned product that was damaged during shipment to the customer is 100% refundable. Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement. For the years 2004 and 2003, returns were less than 1% of sales.

Overseas Distributors

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain overseas markets. Most of our sales under these arrangements are to Coral Club International, Inc. (“CCI”), which has exclusive distribution rights in the former Soviet Union and certain other countries, principally in Eastern Europe. Sales to CCI were 30% and 19% of consolidated sales in 2004 and 2003, respectively. Under arrangements with other licensees, our products are also distributed in Western Europe, New Zealand and Indonesia.

Pursuant to these arrangements, the overseas licensees, who are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories through network marketing. The independent distributor networks of the licensees in the licensed territories are compensated through the same or a similar compensation plan as that used by us for our Associates in the United States, Canada and Japan.

Medical Products Distribution

At December 31, 2004. the MPM sales force consisted of four full time sales representatives and approximately six manufacturer representatives assigned to specific geographic territories within the United States. This compares to a sales force at December 31, 2003 that consisted of two full time sales representatives and approximately 12 manufacturer representatives. One new full time sales representative was assigned a geographic territory that was formerly serviced by a manufacturer representative. Also during 2004, we eliminated certain manufacturer representatives that did not actively promote our Medical Products.

Our sales force calls on customers that use our wound care or oncology products, as well as the dealers and distributors through whom our customers purchase these products. Wound care products are distributed to hospitals, nursing homes and home health care agencies throughout the United States primarily through a traditional, unaffiliated nationwide network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies primarily through a traditional, unaffiliated nationwide network of pharmaceutical distributors. We do not have long term supply contracts with any of our customers, dealers or distributors.

During 2004, a medical/surgical dealer significantly expanded its business and, as a result, increased its purchases of wound care products from MPM. This dealer accounted for 37% and 8% of Medical Products sales in 2004 and 2003, respectively.

Trademarks, Patents or Other Intellectual Property

We have trademark registrations in the United States and certain foreign jurisdictions of the name Royal BodyCare, our crown logo and the name Microhydrin. In addition, we have trademark registrations in the United States of certain other key product and product ingredient names, and we have trademark applications pending in the United States and certain foreign jurisdictions. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used.

During 2002, we developed proprietary formulations and manufacturing processes to produce certain raw materials, which are principal ingredients in our leading products. We have not filed for patent protection related to our proprietary formulations or manufacturing processes. Therefore, there can be no assurance that another company will not replicate one or more of our products.

Seasonality

Our business is not subject to significant seasonal fluctuations.

Inventory Requirements, Backlogs

Distributors of our Nutritional Products, except for overseas licensees, and distributors of our Medical Products generally do not maintain large inventories of our products. They depend on us to maintain our inventory at a level that will allow us to fill their orders or the orders of their customers, as the case may be, as they are placed. We generally ship orders within 24 to 72 hours after we receive them so there is no significant backlog of orders related to these distribution channels.

We do not maintain inventory in anticipation of product orders from our overseas licensees. Under the terms of our license agreements, the licensee is required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and allow two to three months for delivery. In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account. However, we do not recognize sales until the products are shipped. Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment. Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests. Backlog was approximately $2,305,000 and $1,162,000 at December 31, 2004 and 2003, respectively.

Industry/Competitors

We market our Nutritional Products in a highly competitive industry both domestically and internationally. We compete against companies that sell heavily advertised products through retail stores as well as other network marketing companies. Many of our competitors are significantly larger than we are and have far greater financial resources.

In the distribution of Nutritional Products, we compete with retail outlets, such as health food stores, supermarkets and department stores, and other network marketing companies. We endeavor to compete successfully by offering a wide selection of products that incorporate proprietary technology with a reputation for high quality. We believe that our products possess features and provide benefits that are desired by consumers looking for natural health products. We place a high degree of emphasis on new product development to ensure our product line remains current with developing trends in our industry and new scientific evidence. We generally do not attempt to compete based on price, although price is a consideration. Prices are justified through product quality and benefits and, to the extent possible, the proprietary ingredients and unique formulations.

We also compete against other network marketing companies for the time, attention and commitment of new and current Associates. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Our ability to remain competitive depends, in significant part, on our success in sponsoring and retaining Associates. We endeavor to compete successfully by offering high quality products, a rewarding Associate compensation plan and attractive Associate support programs.

Our Medical Products also face heavy competition. In the wound care product market, we compete against a number of companies, most of which are significantly larger and have far greater financial resources. The oncology products market in which we compete is highly fragmented and largely undefined with the principal competition being a line of products marketed by Medline Industries. We endeavor to compete by offering effective products at competitive prices.

Research and Development

From time to time, we have contracted with scientists at universities, medical colleges, and private research organizations to conduct small studies to evaluate the safety and functions of our products. Most of these studies have been conducted to evaluate the safety and functions of Microhydrin. Amounts expended to fund these studies have not been significant.

We enhance our product line through the development of new products and the improvement of existing products. New product ideas are derived from a number of sources, including in-house personnel with significant experience in nutritional product formulation and development, medical and nutrition professionals, trade publications, scientific and health journals, product suppliers, and other third parties. Prior to introducing new products, we investigate product formulations to ensure that they are backed by sound scientific research and are in compliance with applicable regulations.

Governmental Regulations

Products. One or more of the following agencies regulates the formulation, manufacture, packaging, labeling, advertising, distribution and sale of our products: the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission and various agencies of the states and foreign countries into which our products are shipped or sold.

In the United States, the FDA regulates products under the Food, Drug, and Cosmetic Act (“FD&C”) and regulations promulgated under that act. Our largest product group in terms of sales includes products that are regulated as dietary supplements under the FD&C. Dietary supplements are also regulated in the United States under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). We believe DSHEA provides a favorable regulatory climate to the dietary supplement industry.

Advertising of products is subject to regulation by the FTC under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC Act also provides that the dissemination of or causing to be disseminated any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. We believe that we have the necessary documentation to support our advertising and promotional practices.

We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition and results of operations.

Network Marketing. Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations, and court cases. Illegal schemes, typically referred to as “pyramid,” “chain distribution,” or “endless chain” schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards requiring little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise’s products, rather than investments in the organizations or other non-retail sales related criteria or activity. In addition to federal regulation by the FTC in the United States, each state has enacted its own “Little FTC Act” to regulate sales and advertising. We actively strive to comply with all applicable state and federal laws and regulations affecting our distribution channel. We believe that our network marketing system satisfies the standards and case law defining a legal marketing system.

We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions or administrative orders, when and if promulgated, would have on our business in the future. It is possible that future developments may require that we revise our network marketing program. Any or all of these requirements could have a material adverse effect on our business, results of operations, and financial condition.

Employees

We currently have 69 employees, of whom 8 are executive officers or management employees, 7 are department heads, 17 are warehouse or manufacturing employees, 19 are in customer service or order entry, 2 are in financial or accounting and the remaining employees are clerical or administrative. We do not foresee any significant increase in our workforce in 2005. None of our employees are represented by labor unions, and we have not experienced work stoppages or other labor strife with our employees.

Additional Available Information

We make available free of charge through our web site, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. This information may also be obtained from the SEC’s on-line database located at www.sec.gov.

Item 2. Properties

In March 2001, we purchased the approximately 119,000 square foot facility that houses our executive offices, manufacturing and warehouse space for approximately $3.7 million. This facility is located in Irving, Texas. Prior to its purchase, we leased this facility. Financing for this purchase was provided by a $3 million mortgage note, a $300,000 note from the seller and a $350,000 note from a bank. During 2004, we refinanced the note to seller and the original bank note through a new bank note. Amounts outstanding as of December 31, 2004 on the mortgage note and the new bank note were approximately $2,674,000 and $173,000, respectively.

We also lease distribution facilities in Burnaby, British Columbia to support our sales operations in Canada at an annual rental of approximately $98,000. Prior to October 2003, we maintained a second Canadian distribution facility in Toronto, Ontario. In October 2003, this facility was vacated and its operations moved to the Burnaby office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Nasdaq over-the-counter Bulletin Board published by the National Quotation Bureau, Inc. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years:

QUARTER ENDED	3/31/04	6/30/04	9/30/04	12/31/04
HIGH	.73	.36	.24	.27
LOW	.30	.14	.12	.15

QUARTER ENDED	3/31/03	6/30/03	9/30/03	12/31/03
HIGH	.12	.25	.23	.48
LOW	.06	.05	.12	.09

As of March 18, 2005 there were approximately 566 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.

Sales of Unregistered Securities

In April 2003 and June 2003, we sold an aggregate of 2,000,000 shares of our common stock at a total price of $200,000 to our Chairman and CEO. In March 2003, we sold 4,000,000 shares of our common stock at an aggregate price of $400,000 to Coral Club International, Inc. (“CCI”), a licensee of the Company. The president of CCI was a member of our Board of Directors from December 2002 through June 2004. These issuances were not registered with the Securities and Exchange Commission under the Securities Act of 1933, or any state securities commissioner. Exemption from registration of each of the issuances is claimed by us under Section 4(2) of the Federal Securities Act of 1933 as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

Our convertible notes, and the shares of our common stock issued upon conversion of these notes, are subject to certain restrictions upon the sale or transfer thereof which are denoted prominently upon the certificates of these securities as required by the applicable federal and state securities laws. We have further instructed our transfer agent not to transfer these securities in the absence of registration or satisfactory evidence that the transfer would be in compliance with the applicable securities laws pertaining thereto. Exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by us under Section 4(2) of the Federal Securities Act of 1933 as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

Item 6. Selected Financial Data

The financial data included in the table shown below has been selected by us and has been derived from the financial statements for the periods indicated.

	Years Ended December 31
	2004	2003	2002	2001	2000
Statement of Operations Data:
Sales(1)	$18,265,905	$18,140,033	$24,250,348	$31,677,899	$37,697,198
Earnings (loss) from continuing operations	537,187	(180,128)	(581,889)	(240,769)	484,997
Net earnings (loss)	537,187	(105,318)	(556,489)	(1,114,635)	530,726
Balance Sheet Data:
Cash and cash equivalents	1,051,511	501,757	626,933	600,828	430,888
Working capital (deficit)	122,806	(814,211)	(1,521,808)	(599,078)	(45,752)
Total assets	11,154,063	10,643,965	11,101,987	12,601,164	10,907,819
Long-term debt	3,152,446	3,469,933	4,424,005	5,228,311	1,301,212
Shareholders’ equity	4,318,045	3,744,851	3,188,676	3,741,928	4,875,821

(1)	As a result of the reclassification described under the caption “Distributor Commissions” in Note B to the consolidated financial statements, sales have been reduced by the rebate portion of Associate sales incentive payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We operate in two industry segments, Nutritional Products and Medical Products. In the United States, Canada and Japan, we distribute Nutritional Products directly through a network of independent Associates. In markets other than the United States, Canada and Japan, we distribute Nutritional Products through exclusive license arrangements with third parties, who distribute our products through network marketing in the licensed territory. We distribute Medical Products in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

We account for payments made to our Associates in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As a result, we have presented the portion of Associate sales incentive payments representing rebates as reductions to sales rather than as distributor commissions. We have reclassified the appropriate amounts for all periods presented by reducing sales and distributor commissions by equal amounts. These reclassifications had no effect on operating profit (loss), net earnings (loss), or earnings (loss) per share.

Sales. Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31
	2004		2003		2002
			(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$10,213	56%	$12,947	72%	$19,998	82%
Licensees	5,759	31%	3,656	20%	3,082	13%

	15,972	87%	16,603	92%	23,080	95%
Medical Products	2,294	13%	1,537	8%	1,170	5%

	$18,266	100%	$18,140	100%	$24,250	100%

Associate network. We sell Nutritional Products to Associates who purchase products for personal consumption or for resale to retail customers; Associates also sponsor new Associates who also engage in these activities. Consequently, sales in this distribution channel are dependent upon the number and productivity of our Associates. Associates pay for product purchases prior to shipment, mainly through the use of credit cards, and we recognize sales when we ship products to the Associates. We compensate Associates for their sales activities through our Associate compensation plan. This plan allows Associates to earn higher commissions as their sales and the sales of their downline Associates increase.

The following table sets forth the Associate network sales by geographic region as a percentage of total sales for the periods indicated:

	For the Years Ended December 31,
	2004	2003	2002
United States	78%	79%	81%
Canada	21	20	17
Japan	1	1	2

	100%	100%	100%

Sales through this channel have declined because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations – 2004 Compared with 2003 – Sales.” In general, we believe that it is more difficult to build a growing Associate network in North America than in other markets because of the large number of companies competing for time, attention and commitment of individuals interested in the opportunity presented by network marketing. For this reason, we are considering expansion into new international markets to increase sales through this distribution channel. There is no assurance that we will undertake this expansion and any decision to establish operations in a new market would be contingent on obtaining outside financing on terms acceptable to us.

Licensees. We sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. The licensee is required to distribute our products in its territory through network marketing. We do not maintain inventory to fulfill licensee orders; licensees are required to pay us a 50% deposit with their orders and then pay the balance when products are ready to ship. We recognize sales when we ship products to the licensees. Licensees also pay us a monthly royalty based on sales in their territories. We record these royalties as sales. Our sales in this distribution channel are dependent upon the licensee’s success in building an Associate network in the licensed territory. Gross profit on sales to licensees is significantly less than on sales to our Associate network because we do not pay Associate commissions or incur other expenses related to the Associate network in the licensed territory.

Our principal licensee is Coral Club International (“CCI”). In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including mainly countries of the former Soviet Union and Eastern Europe. CCI accounted for 97%, 97% and 75% of licensee sales in 2004, 2003 and 2002, respectively. The President of CCI is a former member of our Board of Directors and owns approximately 20% of our outstanding common stock.

Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. Our sales force, which is comprised of employed sales representatives and independent manufacturer representatives, markets our products to both wholesalers and health care providers. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products. We sell to wholesalers on terms that generally require payment within 30 to 45 days. We recognize sales when products are shipped. Manufacturer representatives receive a percentage of sales as compensation, which percentage varies by product.

During 2004, a medical/surgical dealer significantly expanded its business and, as a result, increased its purchases of our medical products. This dealer accounted for 37%, 8% and 1% of Medical Products sales in 2004, 2003 and 2002, respectively.

Cost of Sales. Cost of sales primarily consists of costs related to (i) product ingredients we manufacture such as raw materials, labor and overhead directly associated with production activities, (ii) products and sales materials purchased from third party manufacturers and suppliers for resale, (iii) import duties, (iv) freight and (v) provisions for slow moving or obsolete inventory. Cost of sales and gross profit vary based on the sales mix of products sold within a distribution channel as well as the mix of product sales among distribution channels.

Distributor Commissions. Distributor commissions consist primarily of commissions paid to our Associates in accordance with our Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Associates can qualify to receive additional commissions as sales in their organizations expand. Most commissions are paid to Associates monthly. Total Associate commissions average approximately 35% of sales in this distribution channel. In accordance with EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense. Associates earn rebates based on their personal monthly sales and the level at which they qualify under the Associate compensation plan. We also classify commissions paid to manufacturer representatives who sell Medical Products as distributor commissions. Total commissions to manufacturer representatives average less than 2% of Medical Products sales.

General and Administrative. General and administrative expenses include wages and benefits, rents and utilities, travel, promotion and advertising including Associate events, and professional fees along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general, and administrative expenses.

Critical Accounting Polices and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our significant accounting policies are described in Note B to the consolidated financial statements. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and that require management’s most subjective judgments. We believe our most critical accounting policies and estimates are as described in this section.

Revenue Recognition. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), we recognize revenue at the point products are shipped, which is the point the risks and rewards of ownership pass to the customer. Under the terms of our license agreements, our licensees are required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and allow two to three months for delivery. In addition, under our agreement with CCI, we segregate and store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account. However, in accordance with SAB 104, we do not recognize revenue until the products are shipped. Deposits and payments received for unshipped products are recorded as deferred revenue and are included in accrued liabilities. As required by EITF 01-9, sales are recorded net of the rebate portion of sales incentives paid to Associates.

Intangible Assets. We review the carrying value of our goodwill and other intangible assets at the end of each year and at other times if events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the evaluation.

Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

The following table sets forth our operating results as a percentage of sales for the periods indicated:

	For the Years Ended December 31,
	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of sales	35.9	32.6	34.5

Gross Profit	64.1	67.4	65.5
Operating expenses:
General and administrative	37.6	38.4	34.8
Distributor commissions	19.7	25.1	28.8
Depreciation and amortization	3.2	3.3	2.6

Total operating expenses	60.5	66.8	66.2

Operating profit (loss)	3.6	0.6	(0.7)
Interest expense	1.5	1.7	1.6
Loss on disposition of assets	—	0.9	0.1
Other (income)	(0.8)	(0.6)	—

	0.7	2.0	1.7

Earnings (loss) from continuing operations	2.9	(1.4)	(2.4)
Income tax expense (benefit)	—	(0.4)	—

Earnings (loss) from continuing operations	2.9	(1.0)	(2.4)
Earnings from discontinued operations, net of tax	—	0.4	0.1

Net earnings (loss)	2.9%	(0.6)%	(2.3)%

2004 Compared with 2003

Sales. Our sales for the year ended December 31, 2004 were $18,266,000 compared with sales for the prior year of $18,140,000, an increase of $126,000 or 1%. This increase was due to a $757,000 increase in sales of our Medical Products that was partially offset by a $631,000 decrease in sales of our Nutritional Products. While sales of Nutritional Products to our licensees increased $2,103,000, sales of Nutritional Products to our Associate network declined $2,734,000.

The decline in sales to our Associate network relates to declines in the number of active Associates. We consider an Associate active if he or she has purchased during the previous 12 months. The decline in the number of active Associates results from low levels of sponsoring of new Associates by the current Associate network, which we largely attribute to the breach of a supply agreement by a former supplier, who was also a former member of our Board of Directors. In contravention of the supply agreement in force at the time, in May 2002, this former supplier refused to continue to supply his products to us and instead began to supply a competitor. Since this supplier supplied raw materials used in the production of our key products and was central to our brand, his departure dramatically reduced the confidence of our Associates as well as their motivation to introduce our products and our business to prospective new Associates.

In an attempt to overcome the reduced sponsorship activity among our Associate network, we have taken a number of actions since mid-2002:

•	Proprietary raw materials – We completed the development of proprietary raw materials to replace the ingredients previously purchased from our former supplier.

•	New marketing message – We altered our marketing message to focus on nanotechnology, product benefits and the desirable lifestyle available to a successful Associate. In addition, we developed and introduced a new sponsoring system that is focused, simple and easy to explain to prospective Associates.

•	Focused product strategy – We first categorized our diverse product line into three major product groups. We then developed and introduced new products in each product group, allowing us, in some cases, to eliminate redundant products from the product line.

•	New marketing materials – We developed and introduced new marketing tools that support our marketing message for use by our Associates in sponsoring new Associates.

•	Updated Associate compensation plan – We introduced changes to our Associate compensation plan to simplify the compensation plan and to encourage sponsoring.

•	Corporate support – We have significantly increased the support, including financial support, we provide to Associates who are actively engaged in sponsoring activities.

While we believe these actions will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

The growth in sales to our licensees relates to growth of CCI. Sales to CCI increased $2,027,000 in 2004. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.

During 2004, a medical/surgical dealer significantly expanded its business and, as a result, increased its purchases of our Medical Products. This increase in sales to this dealer accounted for substantially all of the sales increase in the Medical Products segment.

Cost of sales. Cost of goods sold for the year ended December 31, 2004 was $6,562,000 compared with cost of goods sold in the prior year of $5,910,000, an increase of $652,000 or 11%. As a percentage of sales, cost of goods sold was 36% in 2004 and 33% in 2003. As a percentage of sales, gross margin declined 3% in 2004 mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross margin for products sold to licensees is lower than the gross margin for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to the Associate network in the licensed territory.

Distributor commissions. Our distributor commissions for the year ended December 31, 2004 declined as a result of the decline in sales to our Associate network. Distributor commissions for the year ended December 31, 2004 were $3,604,000 compared with distributor commissions in 2003 of $4,550,000, a decrease of $946,000 or 21%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were unchanged at 35%. On a consolidated basis, distributor commissions as a percentage of sales declined to 20% in 2004 compared with 25% in 2003. The percentage decline in relation to consolidated sales was mainly related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees because we do not pay distributor commissions on sales to licenses.

General and administrative. General and administrative expenses for the year ended December 31, 2004, were $6,869,000 compared with 2003 expenses of $6,967,000, a decrease of $98,000 or 1%. This decrease was the net of a $295,000 decrease in expenses in the Nutritional Products segment that was partially offset by a $197,000 increase in expenses in the Medical Products segment. The decrease in expenses in the Nutritional Products segment was mainly related to management’s efforts to control and, where possible, reduce operating expenses. While we continued to improve operating efficiency in this segment in 2004, we realized reduced expenses mainly because of certain actions initiated in 2003. These actions included the reorganization and consolidation of several operating functions and a significant reduction in personnel and information technology expenses. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of sales, general and administrative expenses were 38% in 2004 and 2003.

Other income. Other income represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. In accordance with this agreement, we received $148,000 in 2004 and $102,000 in 2003.

Net earnings (loss). Net earnings for the year ended December 31, 2004 were $537,000, or $.03 per share, compared with a net loss in the prior year of $105,000 or $.01 per share. This improvement resulted from the factors described above.

2003 Compared with 2002

Sales. Sales for the year ended December 31, 2003 were $18,140,000 compared with sales for the prior year of $24,250,000, a decrease of $6,110,000 or 25%. This decline was due to a decline in sales of our Nutritional Products of $6,477,000 that was partially offset by a $367,000 increase in sales of Medical Products. Sales of Nutritional Products to our licensees increased $574,000, while sales of Nutritional Products to our Associate network declined $7,051,000.

We believe that the principal factors affecting sales to our Associate network were the actions a former supplier and member of our Board of Directors. We entered into a written supply contract with this former supplier that gave us the right to purchase the principal ingredient in our top selling product, Microhydrin, and certain other proprietary raw materials. Sales of products containing these proprietary ingredients increased to a level that represented in excess of 50% of our consolidated sales volume. In contravention of our supply agreement, on May 24, 2002, this former supplier notified us that he had signed an agreement with a competitor granting it exclusive rights for the distribution of his products through network marketing, and that he would no longer supply us his products. Concurrent with this notification, our former supplier and two former Associates launched an aggressive negative campaign to entice our Associates to leave us and join this competitor. Related to these efforts, in breach of its license agreement with us, our European licensee announced it was doing business directly with our former supplier and discontinued purchasing products from us in May 2002. On May 29, 2002, we filed suit against our former supplier and certain related parties. In February 2003, we settled this litigation pursuant to an agreement that provided, among other things, for aggregate payments by the former supplier to us in the amount of $250,000.

In connection with the failure of our former supplier to supply us key product ingredients, we refined and completed the development of our own proprietary versions of these raw materials. We began shipping Microhydrin made with our proprietary raw materials on July 31, 2002. During 2003, we developed and introduced new marketing programs and Associate compensation plan incentives, which included the introduction of a new weight loss system, that were designed to stimulate the sales and recruiting efforts of our Associate network.

Cost of sales. Our cost of goods sold for the year ended December 31, 2003 declined significantly as a result of the decline in our sales. Cost of goods sold for the year ended December 31, 2003 was $5,910,000 compared with cost of goods sold in the prior year of $8,355,000, a decrease of $2,445,000 or 29%. As a percentage of sales, cost of goods sold was 33% in 2003 and 35% in 2002. As a percentage of sales, gross margin improved 2% in 2003. This was primarily due to the fact that our cost for key raw materials that we began manufacturing in-house in mid-2002 is less than our cost to purchase these materials, resulting in a gross margin improvement in 2003. However, this improvement was largely offset as a result of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross margin for products sold to licensees is lower than the gross margin for products sold to the Associate network because we sell to licensees at lower prices. We sell at lower prices because we do not pay Associate commissions or incur other expenses related to the Associate network in the licensed territory.

Distributor commissions. Distributor commissions for the year ended December 31, 2003 declined significantly as a result of the decline in our sales. Our distributor commissions for the year ended December 31, 2003 were $4,550,000 compared with distributor commissions in 2002 of $6,987,000, a decrease of $2,437,000 or 35%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were unchanged at 35%. On a consolidated basis, distributor commissions as a percentage of sales declined to 25% in 2003 compared with 29% in 2002. The percentage decline in relation to consolidated sales was mainly related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees because we do not pay distributor commissions on sales to licenses.

General and administrative. Our general and administrative expenses for the year ended December 31, 2003, were $6,967,000 compared with such expenses in 2002 of $8,441,000, a decrease of 1,474,000 or 17%. This decrease was mainly related to management’s efforts to reduce operating expenses in light of the decline in sales. We improved operating efficiency through a reorganization and consolidation of several operating functions, and significantly reduced personnel and information technology expenses. As a percentage of sales, general and administrative expenses were 38% in 2003 and 35% in 2002.

Loss on disposition of assets. We recorded a loss on disposition of assets in 2003 of $173,000. This loss was mainly related to the cancellation of a split dollar life insurance arrangement originally established in 1995 between Clinton Howard, Chairman and CEO, and us. In connection with the cancellation of this arrangement in November 2003, a $1,000,000 life insurance policy on the life of Mr. Howard having a cash surrender value of approximately $122,000 was transferred to us, and we cancelled a collateral assignment agreement from the policy owner, Mr. Howard’s spouse, that provided for repayment to the Company of the policy premiums we paid. As a result, the Company charged $145,000 to expense in 2003, which represented the difference between the cash surrender value transferred to the Company and policy premiums of $267,000 paid by the Company, which were no longer secured by the collateral assignment agreement.

Other income. Other income of $102,000 recognized in 2003 represents payments received pursuant to the settlement of our lawsuit with a former supplier in February 2003. Under the terms of the settlement, this supplier is obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000.

Discontinued operations. Earnings from discontinued operations of $75,000, net of income taxes of $39,000, for the year ended December 31, 2003 resulted from the settlement of a $241,000 obligation of BizAdigm prior to its maturity date for less than the contractual amount. This obligation was settled in April 2003 for a cash payment of $125,000 and the issuance of a five-year option valued at $2,500 to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.10 per share, which was the market price of the stock.

Earnings from discontinued operations of $25,000 for year ended December 31, 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (“GXI”), our wholly-owned subsidiary that discontinued its operations in 1999. BizAdigm’s operations were discontinued during the second quarter of 2002. BizAdigm had recognized sales of $45,000 during 2002, and recognized a loss of approximately $75,000. This loss represented the excess of selling, general and administrative expenses plus cost of cost of goods sold and distributor commissions over recognized sales. Also during 2002, we recorded earnings from discontinued operations of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that we have now determined will not have to be paid.

Net loss. Our net loss for the year ended December 31, 2003 was $105,000, or $.01 per share, compared with a net loss in the prior year of $556,000 or $.04 per share. This improvement resulted from the factors described above.

Liquidity and Capital Resources

Historically, our principal needs for funds have been for operating expenses, working capital and capital expenditures. We have funded these needs through equity financing, debt financing and cash flow from operations. We have also used operating leases to finance the use of certain buildings and equipment required for our operations. Working capital needs primarily relate to inventory purchases and, to a lesser extent, accounts receivable balances associated with sales of Medical Products.

Cash and working capital. During the year ended December 31, 2004, we had a net increase in cash of $550,000 compared with a net decrease in cash of $125,000 in 2003. This improvement was mainly attributable to the improvement in net operating results in 2004.

At December 31, 2004, we had working capital of $123,000, a $937,000 improvement from the working capital deficit at December 31, 2003 of $814,000. This increase in working capital was mainly related to an increase in current assets of $991,000 that was partially offset by an increase in current liabilities of $54,000. Our Canadian subsidiary maintains a $125,000 line of credit, all of which was available at December 31, 2004.

Operating activities. In 2004, our operating activities provided cash flows of $953,000 compared with $300,000 in 2003. In 2004, net earnings adjusted for non-cash activities such as depreciation and amortization and loss on disposition of assets provided cash flows of $1,128,000 compared with $593,000 in 2003.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses, accounts payable, deferred revenues and accrued operating expenses. One of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI. In accordance with our licensee agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order. These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders. In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs. CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account. Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue, which we include as a component of accrued liabilities. Deposits we make with our suppliers are recorded as prepaid expenses. During 2004, cash provided by the increase in accrued liabilities of $289,000 and cash used for the increase in prepaid expenses of $286,000 were mainly related to transactions associated with our licensee agreements.

During 2004, we used cash from operations of $265,000 related to an increase in accounts receivable. This increase resulted from increased sales of our Medical Products. We sell Medical Products on terms that generally range from 30 to 45 days.

Investing activities. During 2004, we used cash of $93,000 related to investing activities. This cash was used to purchase property and equipment.

Financing activities. During 2004, we used cash of $307,000 in financing activities mainly related to the repayment of long-term debt. In June 2004, we borrowed $224,000 from a bank that is being repaid in monthly installments of $9,500 through May 2006. Proceeds of this borrowing were used to repay another bank note and a note payable to the previous owner of our headquarters facility.

General liquidity and cash flows. We believe that our working capital requirements can be met through available cash and cash generated from operating activities for the foreseeable future; however, an overall decrease in demand for our products could adversely affect our liquidity. In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings, other types of debt or equity financings. We can give no assurance, however, that we would be able to obtain any additional outside financing or obtain financing on terms we would find acceptable.

We have no plans or requirements for any significant capital expenditures during the next twelve months, other than the possible establishment of operations to distribute Nutritional Products through network marketing in a new international market. Any decision to establish operations in a new market would be contingent upon obtaining outside financing on terms acceptable to us. We would consider either debt or equity financing, although we can give no assurance that any such financing would be available.

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	2005	2006 - 2007	2008 -2009	2010 and Beyond
Long-term debt	$3,152,000	$391,000	$400,000	$309,000	$2,052,000
Operating leases	263,000	172,000	85,000	6,000	—
Purchase obligations	1,229,000	1,229,000	—	—	—
Employment agreements	4,166,000	1,472,000	2,021,000	374,000	299,000

Inflation

We do not believe that inflation has had a material impact on our operating results.

Recent Accounting Pronouncements

Share-Based Payments. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS 123R”), Share-Based Payment, in December 2004. SFAS 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, we will adopt the standard in the third quarter of fiscal 2005. We have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

Inventory Pricing. In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of the adoption of this statement which is required to be adopted in 2006.

Accounting for Nonmonetary Exchanges. As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued SFAS No. 153 (“SFAS153”) to address the accounting for nonmonetary exchanges of productive assets. SFAS 153 amends APB No. 29, Accounting for Nonmonetary Exchanges, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. This statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity is to apply the provisions of SFAS 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. Accordingly, we will adopt this statement in 2006 and adoption is not expected to have a material impact on our financial position or results of operations.

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

Foreign exchange. We have foreign-based operations in Canada which accounted for 12% of 2004 net sales. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $77,000 at December 31, 2004, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $7,700.

Interest rates. Our credit arrangements expose us to fluctuations in interest rates. At December 31, 2004, we had approximately $466,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at December 31, 2004, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,500.

Item 8. Financial Statements and Supplemental Data

The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 7, 2005, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

Title of Document

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the Years December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(a)(3)	Exhibits. The following exhibits are included as part of this report:

Ex. No.	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amendment No. 1 to Bylaws (2)

4.1	Specimen copy of Certificate for Common Stock (1)

4.2	Specimen copy of 10% Convertible Notes issued in 1997(3)

4.3	The 2003 Stock Incentive Plan (4)

10.2	Form of Member Agreement and Policies with Distributors (3)

10.3	Form of Indemnification Agreement (1)

10.4	Real Estate Purchase Agreement (5)

10.5	Employment Agreement with Clinton H. Howard (6)

10.6	Employment Agreement with Wayne R. Holbrook(8)

10.7	Employment Agreement with Kenneth L. Sabot(8)

10.8	Employment Agreement with Steven E. Brown(8)

10.9	Employment Agreement with Dennis N. Windsor(8)

10.10	Employment Agreement with G. Trevor Scofield(8)

10.11	Employment Agreement with Jerry L. Phelps(8)

10.12	Employment Agreement with Paul R. Miller(8)

10.13	Exclusive Distributorship Agreement with Coral Club International, Inc.(9)

14.1	Code of Ethics(8)

21.1	List of company subsidiaries*

23.1	Consent of Grant Thornton LLP, independent registered public accountants to incorporation of reports by reference *

23.2	Consent of legal counsel, Gardere Wynne Sewell LLP (7)

24.1	Power of Attorney (7)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(3)	Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(4)	Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000
(6)	Incorporated by reference to the Current Report on Form 8-K filed December 2, 2003
(7)	Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003
(8)	Incorporated by reference to the Annual Report on Form 10-K filed December 31, 2003
(9)	Incorporated by reference to the Current Report on Form 8-K filed July 20, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BODYCARE, INC.,
a Nevada corporation

Date: March 29, 2005	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Clinton H. Howard Clinton H. Howard	Chairman of the Board of Directors and Chief Executive Officer	March 29, 2005

/s/ Steven E. Brown Steven E. Brown	Director, Vice President-Finance, Chief Financial Officer	March 29, 2005

/s/ Wayne R. Holbrook Wayne R. Holbrook	Director, President	March 29, 2005

/s/ Kenneth L. Sabot Kenneth L. Sabot	Director, Senior Vice President - Operations	March 29, 2005

/s/ David H. Brune David H. Brune	Director	March 29, 2005

/s/ J. Ike Guest J. Ike Guest	Director	March 29, 2005

/s/ Joseph. P. Philipp Joseph P. Philipp	Director	March 29, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Royal BodyCare, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas

March 18, 2005

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$1,051,511	$501,757
Accounts receivable, net of allowance for doubtful accounts of $30,910 and $31,080, respectively	435,109	169,780
Inventories	2,237,165	2,349,657
Deferred income taxes	22,473	21,462
Prepaid expenses	451,569	164,055

Total current assets	4,197,827	3,206,711

Property and equipment, net of accumulated depreciation	4,423,883	4,875,812

Goodwill, net of accumulated amortization	2,095,054	2,095,054

Other intangible assets, net of accumulated amortization	278,986	321,393

Other assets	158,313	144,995

	$11,154,063	$10,643,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$815,100	$853,060
Accrued liabilities	2,742,828	2,446,153
Current maturities of long-term debt	391,449	580,058
Lines of credit	125,644	129,968
Liabilities of discontinued operations	—	11,683

Total current liabilities	4,075,021	4,020,922

Long-term debt, less current maturities	2,760,997	2,878,192

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.10 par value; authorized 20,000,000 shares; none outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 20,056,294 and 19,956,294 shares issued and outstanding in 2004 and 2003, respectively	20,056	19,956
Additional paid-in capital	12,789,978	12,775,578
Accumulated deficit	(8,440,500)	(8,977,687)
Accumulated other comprehensive loss	(51,489)	(72,996)

	4,318,045	3,744,851

	$11,154,063	$10,643,965

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2004	2003	2002
Sales	$18,265,905	$18,140,033	$24,250,348
Cost of sales	6,561,692	5,910,230	8,355,038

Gross profit	11,704,213	12,229,803	15,895,310

Operating expenses
General and administrative	6,869,036	6,967,448	8,440,567
Distributor commissions	3,603,715	4,550,131	6,987,037
Depreciation and amortization	580,492	599,491	625,034

Total operating expenses	11,053,243	12,117,070	16,052,638

Operating profit (loss)	650,970	112,733	(157,328)

Interest expense	262,122	303,667	388,483
Loss on disposition of assets	—	172,602	25,968
Other (income)	(148,339)	(101,661)	—

	113,783	374,608	414,451

Earnings (loss) from continuing operations before income taxes	537,187	(261,875)	(571,779)

Income tax expense (benefit)	—	(81,747)	10,110

Earnings (loss) from continuing operations	537,187	(180,128)	(581,889)

Earnings from discontinued operations, net of tax	—	74,810	25,400

Net earnings (loss)	$537,187	$(105,318)	$(556,489)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.03	$(0.01)	$(0.04)

Earnings from discontinued operations	0.00	0.00	0.00

Basic earnings (loss) per share	$0.03	$(0.01)	$(0.04)

Basic weighted average shares outstanding	20,014,627	18,622,961	13,956,294

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.03	$(0.01)	$(0.04)
Earnings from discontinued operations	0.00	0.00	0.00

Diluted earnings (loss) per share	$0.03	$(0.01)	$(0.04)

Diluted weighted average shares outstanding	20,975,476	18,622,961	13,956,294

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2002	13,956,294	$13,956	$12,179,078	$(8,315,880)	$(135,226)	$3,741,928

Other comprehensive loss
Net loss	—	—	—	(556,489)	—	(556,489)
Foreign currency translation adjustment	—	—	—	—	3,237	3,237

Total comprehensive loss						(553,252)

Balance at December 31, 2002	13,956,294	13,956	12,179,078	(8,872,369)	(131,989)	3,188,676

Other comprehensive loss
Net loss	—	—	—	(105,318)	—	(105,318)
Foreign currency translation adjustment	—	—	—	—	58,993	58,993

Total comprehensive loss						(46,325)

Sales of common stock	6,000,000	6,000	594,000	—	—	600,000

Issuance of stock option in settlement of obligation	—	—	2,500	—	—	2,500

Balance at December 31, 2003	19,956,294	19,956	12,775,578	(8,977,687)	(72,996)	3,744,851

Other comprehensive income
Net earnings	—	—	—	537,187	—	537,187
Foreign currency translation adjustment	—	—	—	—	21,507	21,507

Total comprehensive income						558,694

Exercise of common stock option	100,000	100	14,400	—	—	14,500

Balance at December 31, 2004	20,056,294	$20,056	$12,789,978	$(8,440,500)	$(51,489)	$4,318,045

The accompanying notes are an integral part of this financial statement.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2004	2003	2002
Cash flows from operating activities
Net earnings (loss)	$537,187	$(105,318)	$(556,489)
Less earnings from discontinued operations	—	74,810	25,400

Earnings (loss) from continuing operations	537,187	(180,128)	(581,889)

Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operations
Depreciation and amortization	591,512	607,424	625,034
Loss on disposition of assets	—	212,588	158,352
Deferred income taxes	(1,011)	(46,688)	(8,528)
Change in operating assets and liabilities
Accounts receivable	(265,329)	17,045	528,393
Interest bearing deposit	—	—	125,000
Prepaid expenses	(285,691)	(13,509)	25,304
Inventories	139,703	(266,845)	333,932
Other assets	(11,114)	(20,348)	(30,291)
Accounts payable, trade	(41,433)	(306,539)	80,129
Accrued liabilities	289,185	296,632	91,882

Net cash provided by operating activities of continuing operations	953,009	299,632	1,347,318
Net cash used in discontinued operations	—	—	(106,832)

Net cash provided by operating activities	953,009	299,632	1,240,486
Cash flows from investing activities
Purchase of property and equipment	(93,164)	(40,087)	(287,543)
Proceeds from sale of property and equipment	—	2,709	20,580

Net cash used in investing activities	(93,164)	(37,378)	(266,963)

Cash flows from financing activities
Exercise of common stock option	14,500	—	—
Sales of common stock	—	600,000	—
Net payments against lines of credit	(4,324)	(130,125)	(95,270)
Proceeds from long-term debt	224,263	—	58,804
Payments of long-term debt	(530,067)	(619,467)	(806,709)

Net cash used in financing activities of continuing operations	(295,628)	(149,592)	(843,175)
Net cash used in discontinued operations	(11,683)	(218,757)	(101,948)

Net cash used in financing activities	(307,311)	(368,349)	(945,123)

Effect of exchange rate changes on cash flows	(2,780)	(19,081)	(2,295)

Net increase (decrease) in cash	549,754	(125,176)	26,105
Cash and cash equivalents at beginning of year	501,757	626,933	600,828

Cash and cash equivalents at end of year	$1,051,511	$501,757	$626,933

Supplemental cash flow disclosures
Income taxes	$—	$—	$—
Interest	250,884	297,590	396,841

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE A – NATURE OF OPERATIONS AND ORGANIZATION

Royal BodyCare, Inc. (“RBC” or the “Company”) is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”). In the United States, Canada and Japan, the Company’s products are marketed through a network of distributors that are referred to as “Associates.” The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

RBC also markets its Nutritional Products in countries outside the United States, Canada and Japan through license arrangements. The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories. RBC has entered into five such arrangements to market its Nutritional Products. Under these arrangements, the independent distributor network in a licensed territory is compensated by the licensee according to the same or a similar compensation plan as the one used by RBC for its Associates in the United States, Canada and Japan.

In addition to its Nutritional Products, RBC also markets a line of wound care and oncology products throughout the United States under the MPM Medical trade name. These products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of RBC and its wholly-owned subsidiaries, Royal BodyCare USA, Inc., Royal BodyCare Canada, Inc., BizAdigm, Inc. and MPM Medical, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated. During 2003, Pure Life International Products, Inc. (“Pure Life”) was merged into its parent company, Royal BodyCare Canada, Inc., the result of which was the dissolution of Pure Life.

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time. At December 31, 2004, $29,000 and $1,000 were held in a Canadian bank and a Japanese bank, respectively. At December 31, 2003, $83,000 and $8,000 were held in a Canadian bank and a Japanese bank, respectively. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - The Company’s accounts receivable arise in the normal course of business and primarily relate to sales of products to various businesses and individuals. Accounts receivable are generally due within 30 or 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the industry as a whole. The Company charges accounts receivable against the allowance when they become uncollectible, and any payments subsequently received on such accounts are credited to the allowance for doubtful accounts.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

Intangible Assets and Amortization - The Company follows SFAS 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board (“FASB”). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets with finite lives are amortized over their useful lives. Accordingly, distribution contracts; copyrights, trademarks, and other registrations; and other intangibles are amortized over average lives of 8, 19 and 11 years, respectively.

The Company has designated year end as the date of its annual goodwill impairment test. In accordance with SFAS 142, the Company tests goodwill for impairment by comparing the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Fair value is determined by estimating the present value of future cash flows. An impairment loss would be recognized if the carrying value of a reporting unit exceeds the implied fair value. To date, the Company has not recognized any impairment losses related to the carrying value of its goodwill.

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

Revenue Recognition and Deferred Revenue - Sales are recorded when products are shipped, which is the point the risks and rewards of ownership pass to the customer. Payments received for unshipped products are recorded as “deferred revenue for unshipped orders” and are included in accrued liabilities. The Company generally requires cash or credit payment at the point of sale for Nutritional Products sold to its Associates. With regard to orders received from its third party licensees, the Company generally requires the licensee to make a cash deposit equal to 50% of the order at the time an order is placed, and to pay the remaining 50% when the Company is ready to ship products in fulfillment of the order.

The Company’s agreements with its third party licensees generally provide that licensees pay a monthly royalty to the Company, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements. Royalties paid by licensees are recorded as sales and amounted to $854,000, $531,000 and $357,000 in 2004, 2003 and 2002, respectively.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Most commissions are paid to Associates monthly. The Company accounts for payments made to its Associates in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). In accordance with EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than a distributor commission expense. Associates earn rebates based on their personal monthly sales and the level at which they qualify under the Associate compensation plan. Associate rebates recorded as a reduction of sales were $819,000, $1,138,000 and $1,674,000 in 2004, 2003 and 2002, respectively.

In accordance with EITF 01-9, the Company made the following reclassifications with respect to 2003 and 2002.

		2003	2002
Sales	As reported	$19,278,453	$25,924,635
	Rebates	(1,138,420)	(1,674,287)

	Reclassified	$18,140,033	$24,250,348

Distributor commissions	As reported	$5,688,551	$8,661,324
	Rebates	(1,138,420)	(1,674,287)

	Reclassified	$4,550,131	$6,987,037

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

Accounting Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

similar debt offered having the same or similar maturities and collateral requirements. At December 31, 2004, fair value of the fixed rate long-term debt was $2,755,000 which was $81,000 above the carrying value of $2,674,000. At December 31, 2003, fair value of the fixed rate long-term debt was $3,213,000, which was $330,000 above the carrying value of $2,883,000.

Segment Information - The Company’s operations involve two operating segments: the Nutritional Products segment and the Medical Products segment. Nutritional products are developed and distributed to a network of independent Associates operating primarily in North America and to licensees operating in certain other countries outside of North America. Medical products are developed and sold throughout the United States through medical/surgical supply dealers and pharmaceutical distributors to medical institutions such as hospitals, nursing homes and pharmacies.

Product Return Policy - Returned product that is unused and resalable is refunded up to one year from the date of purchase at 100% percent of the sales price to the Associate less a ten percent restocking fee and commissions paid. Returned product damaged during shipment to the Associate is replaced by the Company. Return of product by an Associate, other than product damaged at the time of receipt, constitutes potential cancellation of the distributorship.

Advertising - Advertising expense is charged to operations when incurred. Advertising expenses were $41,000, $35,000 and $29,000 in 2004, 2003 and 2002, respectively.

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

Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but are excluded from net income (loss) as the amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income (loss) is attributed to translation gains or losses of foreign currencies.

Stock-Based Compensation – At December 31, 2004, the Company has a long-term incentive plan for the benefit of certain key employees, officers and directors, which is described more fully in Note K. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Year Ended December 31,
	2004	2003	2002
Net earnings (loss), as reported	$537,187	$(105,318)	$(556,489)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(80,504)	(154,660)	(66,761)

Pro forma net earnings (loss)	$456,683	$(259,978)	$(623,250)

Earnings (loss) per share – basic and diluted
As reported	$0.03	$(0.01)	$(0.04)
Pro forma	0.02	(0.01)	(0.04)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 146.41 percent and 135.31 percent for 2004 and 2003, respectively; average risk-free interest rate of 4.93 percent and 4.28 percent for 2004 and 2003, respectively; average expected life of 9 years and 7.51 years for 2004 and 2003, respectively; no dividend yield. There were no options granted in 2002. The weighted-average fair value of options granted was $0.15 and $0.14 in 2004 and 2003, respectively.

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

New Accounting Pronouncements –

Share-Based Payments

The FASB issued SFAS No. 123 (Revised 2004) (“SFAS 123R”), Share-Based Payment, in December 2004. SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, we will adopt the standard in the third quarter of fiscal 2005. We have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

Inventory Pricing

In November 2004, the FASB issued SFAS 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of the adoption of this statement which is required to be adopted in 2006.

Accounting for Nonmonetary Exchanges

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued SFAS 153 to address the accounting for nonmonetary exchanges of productive assets. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. This statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity is to apply the provisions of SFAS 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. Accordingly, we will adopt this statement in 2006 and adoption is not expected to have a material impact on our financial position or results of operations.

Reclassifications – Certain amounts in 2003 have been reclassified to conform with the 2004 presentation.

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2004 and 2003, accounts receivable consist of the following:

	2004	2003
Accounts receivable
Trade	$466,019	$197,672
Other	—	3,188

Total	466,019	200,860

Less allowance for doubtful accounts	30,910	31,080

Net accounts receivable	$435,109	$169,780

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Beginning balance	$31,080	$87,345
Bad debt provision (benefit)	10,536	(12,737)
Accounts written off	(10,706)	(43,528)

Ending balance	$30,910	$31,080

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE D – INVENTORIES

At December 31, 2004 and 2003, inventories consist of the following:

	2004	2003
Raw materials and bulk products	$377,075	$383,649
Packaging materials	369,139	370,667
Finished goods	1,490,951	1,595,341

	$2,237,165	$2,349,657

NOTE E – PREPAID EXPENSES

At December 31, 2004 and 2003 prepaid expenses consist of the following:

	2004	2003
Advance payments to suppliers	$348,127	$18,323
Prepaid insurance and other	103,442	145,732

Total	$451,569	$164,055

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2004 and 2003, property and equipment consist of the following:

	2004	2003
Building and improvements	$2,758,983	$2,729,984
Computer software and office equipment	2,941,387	2,901,555
Warehouse equipment	273,125	227,075
Automotive equipment	55,392	55,392
Leasehold improvements	18,164	16,914

	6,047,051	5,930,920
Less accumulated depreciation and amortization	2,764,341	2,196,281

	3,282,710	3,734,639
Land	1,141,173	1,141,173

	$4,423,883	$4,875,812

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, the Company discontinued the amortization of goodwill on January 1, 2002. The Company measures its goodwill for impairment at the end of each year. No impairment losses have been recognized as a result of this testing.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS – continued

At December 31, 2004 and 2003, goodwill was as follows:

	December 31, 2004		December 31, 2003
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

At December 31, 2004 and 2003, other intangible assets consist of the following:

		December 31, 2004		December 31, 2003
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Distribution contracts	8	$277,369	$(112,727)	$277,369	$(79,777)
Copyrights, trademarks and other registrations	19	99,100	(17,838)	99,100	(12,553)
Other	11	47,600	(14,518)	47,600	(10,346)

		$424,069	$(145,083)	$424,069	$(102,676)

Amortization expense related to other intangible assets totaled approximately $42,000 for each of the years ended December 31, 2004 and 2003. The aggregate estimated amortization expense for other intangible assets remaining as of December 31, 2004 is as follows:

2005	$42,407
2006	42,407
2007	42,407
2008	42,407
2009	42,407
Thereafter	66,951

$278,986

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE H – ACCRUED LIABILITIES

At December 31, 2004 and 2003 accrued liabilities consist of the following:

	2004	2003
Distributor commissions	$542,839	$701,891
Deferred revenue for unshipped orders	1,556,775	1,282,294
Salaries and wages	502,670	333,788
Sales and other taxes	56,298	69,022
Interest	21,849	23,678
Other	62,397	35,480

Total	$2,742,828	$2,446,153

NOTE I – LINES OF CREDIT

At December 31, 2004 and 2003 borrowings under lines of credit consist of the following:

	2004	2003
Line of credit ($100,000 maximum) at prime plus 3.25%	$100,000	$100,000
Line of credit ($50,000 maximum) at prime plus 4.0%	25,644	29,968

Total	$125,644	$129,968

The prime rate was 5.25% at December 31, 2004. In addition to the above, the Company maintains a $125,000 line of credit that is personally guaranteed by the Company’s Chief Executive Officer and requires Royal BodyCare Canada, Inc. to maintain a minimum current ratio and tangible net worth, as defined. The Company was in compliance with these covenants at December 31, 2004. All lines of credit are collateralized by the Company’s accounts receivable and inventories. The lines generally mature over a 12-month period.

NOTE J – LONG-TERM OBLIGATIONS

At December 31, 2004 and 2003 long-term obligations consist of the following:

	2004	2003
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,674,395	$2,772,527
Note payable to bank bearing interest at prime (5.25% at December 31, 2004) plus 1.5%, payable in monthly installments of $9,500 through May 2006	173,150	—
U. S. Small Business Administration note bearing interest at prime plus 2.75% due in monthly installments of approximately $4,400 through July 2008	166,901	206,539

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE J – LONG-TERM OBLIGATIONS – continued

	2004	2003
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1999), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32 (there were no conversions in 2004 or 2003)	128,000	128,000
Note payable to previous owner of the Company’s headquarters facility bearing interest at 7%	—	110,363
Note payable to bank bearing interest at prime plus 2%	—	149,335
Notes payable to banks bearing interest at approximately 10.3%, collateralized by automobiles	—	18,157
Settlement to former marketing consultant and distributor; settlement was without interest and was discounted at 10%	—	19,590

Capital lease obligations	—	43,739
Other	10,000	10,000

	3,152,446	3,458,250

Less – current maturities	391,449	580,058

	$2,760,997	$2,878,192

From time to time, certain purchases of equipment have been financed through capital leases. Capital leases outstanding at December 31, 2003 had terms ending in 2004 and had various interest rates approximating 12%.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE J – LONG-TERM OBLIGATIONS – continued

Long-term obligation payments payable in the next five years are as follows:

December 31,	Debt
2004	$391,449
2005	227,515
2006	172,867
2007	164,147
2008	144,397
Thereafter	2,052,071

3,152,446
Less current maturities	391,449

$2,760,997

NOTE K – CAPITAL TRANSACTIONS

Issuances of Common Stock –

In 2003, the Company sold 6,000,000 shares of unregistered common stock at $0.10 per share. Of these shares, 4,000,000 were sold to Coral Club International, Inc. (“CCI”), a licensee of the Company. The president of CCI was a member of the Company’s Board of Directors until the end of his most recent term in June 2004. The remaining 2,000,000 shares were sold to the Company’s founder and Chairman.

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

On May 15, 2004, the Company granted to a key employee an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which was the market price on the date of grant. The option expires nine years from the date of grant and vests ratably over a period of five years. On September 4, 2003, the Company granted to certain officers, directors and key employees options to purchase 3,150,000 shares of the Company’s common stock at exercise prices ranging from $0.145 to $0.30 per share, which prices were equal to or in excess of the market price on the date of grant. These options expire on dates either five or nine years from the date of grant, and certain of these options vest ratably over periods of either four or five years.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE K – CAPITAL TRANSACTIONS - continued

In June 2004, an employee exercised an option to purchase 100,000 shares of common stock at an aggregate exercise price of $14,500.

As of December 31, 2004, officers, certain of whom are also directors, and key employees held options to acquire 3,172,000 shares of common stock that were granted under the Plan and vest periodically through 2009. The options were granted at prices ranging from $0.145 to $0.78 per share, which were the market prices or in excess of the market prices of the shares on the dates granted. These options expire at various dates through 2013.

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

As of December 31, 2004, individuals have been granted options to acquire 435,000 shares of common stock outside of the Plan. These options, which were fully vested at December 31, 2004, were granted at prices ranging from $0.10 to $0.812 per share, which were the market prices of the shares on the dates granted. These options expire at various dates through 2018.

Changes in stock options are as follows:

	Shares	Exercise price	Weighted- average exercise price
Outstanding at January 1, 2002	1,011,700	$0.50 -$2.40	$0.97
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(220,860)	1.06 - 2.40	1.15

Outstanding at December 31, 2002	790,840	0.50 - 1.55	0.93
Granted-
With exercise price equal to market	2,465,000	0.10 - 0.145	0.14
With exercise price in excess of market	710,000	0.16 - 0.30	0.16
Exercised	—	—	—
Forfeited or expired	(277,380)	0.88 - 1.55	1.19

Outstanding at December 31, 2003	3,688,460	0.10 - 1.29	0.24
Granted with exercise price equal to market	100,000	0.15	0.15
Exercised	(100,000)	0.145	0.145
Forfeited or expired	(81,460)	0.30 - 1.29	0.95

Outstanding at December 31, 2004	3,607,000	0.10 - 0.812	0.22

Exercisable at December 31, 2004	1,506,000

Exercisable at December 31, 2003	1,100,460

Exercisable at December 31, 2002	764,840

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE K – CAPITAL TRANSACTIONS - continued

Stock options outstanding and exercisable at December 31, 2004 are summarized as follows:

Range of exercise price	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.10 - $0.16	3,165,000	6.4 years	$0.15	1,064,000	$0.15
0.50	102,000	4.3 years	0.50	102,000	0.50
0.78 - 0.812	340,000	12.2 years	0.81	340,000	0.81

	3,607,000		0.22	1,506,000	0.32

NOTE L – INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% follows:

	Year Ended December 31,
	2004	2003	2002
Federal income tax expense (benefit) at statutory rate	$182,644	$(89,038)	$(194,405)

State income taxes, net of federal benefit	16,895	3,310	(15,845)
Non-deductible expenses and other	(6,457)	44,242	4,779
NOL utilized by discontinued operations	—	—	9,398
Change in valuation allowance	(182,441)	(33,964)	190,675
Effect of foreign operations, net of foreign tax credits	(10,641)	(6,297)	15,508

Income tax expense (benefit)	$—	$(81,747)	$10,110

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE L – INCOME TAXES - continued

Deferred tax assets and liabilities at December 31, 2004 and 2003 are comprised of the following:

	December 31,
	2004	2003
Deferred tax assets related to:
Accrued liabilities	$130,314	$—
Accounts receivable and other assets	2,877	8,040
Net operating loss carryforwards	728,413	1,078,023
Other	5,222	6,806

	866,826	1,092,869
Valuation allowance	(257,548)	(439,989)

Net deferred tax assets	609,278	652,880

Deferred tax liabilities related to:
Property and equipment	(357,610)	(453,296)
Intangible assets	(229,195)	(178,122)

Deferred tax liabilities	(586,805)	(631,418)

Net deferred tax assets	$22,473	$21,462

The Company has net operating loss carryforwards of approximately $1,900,000 that expire from 2016 to 2022.

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$5,000	$—	$—
Foreign	(3,989)	(35,059)	18,638
Deferred
Federal	—	(38,538)	—
Foreign	(1,011)	(8,150)	(8,528)

Income tax expense (benefit) - continuing operations	$—	$(81,747)	$10,110

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2008. Rental expense under non-cancelable operating leases totaled $260,000, $434,000 and $478,000 in 2004, 2003 and 2002, respectively. Future minimum payments under non-cancelable operating leases are as follows:

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE M – COMMITMENTS AND CONTINGENCIES – continued

December 31,
2005	$172,504
2006	60,555
2007	24,697
2008	5,691

$263,447

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

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than two months. On January 1, 2004, the Company began making discretionary matching contributions equal to ten percent of the employees’ contributions. Total matching contributions made by the Company during 2004 were approximately $14,000. Prior to 2004, the Company made no matching contributions.

Lightforce Acquisition

In connection with the acquisition of Lightforce, Inc. in 1996, the seller receives a 5% commission on all sales of Lightforce products through 2006. This commission amounted to $27,000, $33,000 and $103,000 in 2004, 2003 and 2002, respectively.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE M – COMMITMENTS AND CONTINGENCIES - continued

Litigation

On May 29, 2002, the Company filed suit against a former supplier and member of its Board of Directors, and certain others (“Defendants”) for various causes of action, initially arising from the Defendants refusal to sell certain raw materials to the Company. On August 16, 2002, the Defendants filed a counter claim against the Company.

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them. Under the terms of this settlement, Defendants agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined. During 2004 and 2003, the Company received approximately $148,000 and $102,000, respectively, representing full payment of the amount owed. These payments are classified as “Other income” in the accompanying consolidated financial statements.

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

Consequently, the operating results of BizAdigm are classified as discontinued operations. Liabilities of BizAdigm, which are included in “Liabilities of Discontinued Operations” at December 31, 2003, represent the current portion of long-term debt.

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

Earnings from discontinued operations in 2002 represent the net result of activities associated with BizAdigm and activities associated with Great Xpectations Marketing, Inc. (“GXI”). GXI operations were discontinued in 1998. Included in earnings from discontinued operations in 2002 are earnings of $100,000 due to the reversal of an accrual related to certain contingent liabilities of GXI that the Company determined would not have to be paid. Also included in earnings from discontinued operations in 2002 is a recognized loss of $74,600, net of income tax benefits, related to BizAdigm operations. This loss from operations represented the excess of selling, general and administrative expenses plus cost of goods sold and distributor commissions over recognized sales of $45,000.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE O – SEGMENTS AND GEOGRAPHIC AREA

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

These products are marketed under the Royal BodyCare trade name and are distributed by a network of independent Associates operating primarily in North America and by licensees operating in certain other countries outside of North America. The Medical Products segment markets a line of approximately 25 wound care and oncology products under the MPM Medical trade name. The wound care products are distributed to hospitals, nursing homes and home health care agencies throughout the United States through a network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through a nationwide network of pharmaceutical distributors.

The accounting policies of the segments are the same as those described in Note B. The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

Year ended December 31, 2004

	Nutritional Products	Medical Products	Consolidated
Sales	$15,972	$2,294	$18,266
Depreciation and amortization	551	41	592
Operating profit	526	125	651
Capital expenditures	93	—	93
Total assets	10,027	1,127	11,154

Year ended December 31, 2003

	Nutritional Products	Medical Products	Consolidated
Sales	$16,603	$1,537	$18,140
Depreciation and amortization	570	37	607
Operating profit	80	33	113
Capital expenditures	40	—	40
Total assets	9,983	661	10,644

Year ended December 31, 2002

	Nutritional Products	Medical Products	Consolidated
Sales	$23,080	$1,170	$24,250
Depreciation and amortization	595	30	625
Operating profit (loss)	9	(166)	(157)
Capital expenditures	288	—	288
Total assets	10,491	611	11,102

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE O – SEGMENTS AND GEOGRAPHIC AREA - continued

Financial information summarized geographically for the years ended December 31, 2004, 2003 and 2002 is listed below (in thousands):

	Sales	Long-Lived assets
Year ended December 31, 2004

Domestic	$10,283	$6,549
Canada	2,128	407
Former Soviet Union	5,560	—
All others	295	—

Totals	$18,266	$6,956

Year ended December 31, 2003

Domestic	$11,719	$7,017
Canada	2,607	420
Former Soviet Union	3,533	—
All others	281	—

Totals	$18,140	$7,437

Year ended December 31, 2002

Domestic	$17,276	$7,726
Canada	3,420	453
Former Soviet Union	2,314	—
All others	1,240	—

Totals	$24,250	$8,179

Significant Customers

The Company recorded sales to Coral Club International, Inc, a licensee of the Company, in the amount of $5,560,000 and $3,533,000 for the years ended December 31, 2004 and 2003, respectively. These sales accounted for more than ten percent of net sales in these years. In no other case did a customer of the Company account for more than ten percent of net sales for the years ended December 31, 2004, 2003 or 2002.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE P – EARNINGS (LOSS) PER SHARE

Summarized basic and diluted earnings per common share were calculated as follows:

	Earnings (Loss) from Continuing Operations	Shares	Per Share
Year ended December 31, 2004
Basic earnings per common share	$537,187	20,014,627	$0.03
Effect of dilutive stock options	—	960,849

Diluted earnings per common share	$537,187	20,975,476	$0.03

Year ended December 31, 2003
Basic loss per common share	$(180,128)	18,622,961	$(0.01)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(180,128)	18,622,961	$(0.01)

Year ended December 31, 2002
Basic loss per common share	$(581,889)	13,956,294	$(0.04)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(581,889)	13,956,294	$(0.04)

For 2004, 2003 and 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 442,000, 3,688,460 and 790,840, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for 2004, 2003 and 2002 and accordingly have been excluded from the computation.

NOTE Q – RELATED PARTY TRANSACTIONS

Life Insurance Arrangement – In November 2003, the Company and its Chairman and CEO, Clinton H. Howard, cancelled a split dollar life insurance arrangement that was established in 1995. In connection with the cancellation of this arrangement, a $1,000,000 life insurance policy on the life of Mr. Howard having a cash surrender value of approximately $122,000 was transferred to the Company, and the Company and Mr. Howard’s spouse, the owner of the policy, cancelled a collateral assignment agreement that provided for repayment to the Company of policy premiums paid by it. As a result, the Company charged $145,000 to expense in 2003, which represented the difference between the cash surrender value transferred to the Company and policy premiums of $267,000 paid by the Company, which were no longer secured by the collateral assignment agreement. At December 31, 2004 and 2003, the policy’s cash surrender value of $147,000 and $122,000, respectively, is included in “Other Assets” in the Company’s consolidated balance sheet.

Sales of Common Stock - In 2003, the Company sold 6,000,000 shares of unregistered common stock at $0.10 per share. Of these shares, 4,000,000 were sold to Coral Club International, Inc.(“CCI”), a licensee of the Company. The president of CCI was a member of the Company’s Board of Directors until his most recent term ended in June 2004. The remaining 2,000,000 shares were sold to Mr. Howard.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE Q – RELATED PARTY TRANSACTIONS – continued

Debt Guarantees – Mr. Howard has guaranteed the mortgage note relating to the acquisition of the corporate headquarters facility and the debt assumed in connection with the acquisition of MPM Medical amounting to $2,674,000 and $167,000, respectively, at December 31, 2004. Mr. Howard has also guaranteed a bank note of the Company, which had an outstanding balance of $173,000 at December 31, 2004.

Customer Arrangement – In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement. In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement. The Company recorded sales to CCI in the amount of $5,560,000, $3,533,000 and $2,314,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Pursuant to the license agreement between CCI and the Company, CCI paid royalties to the Company for the years ended December 31, 2004, 2003 and 2002 in the amount of $827,000, $518,000 and $255,000, respectively, which are recorded as sales. The president of CCI was a member of the Company’s Board of Directors until the end of his most recent term in June 2004.

Supplier Arrangement – Until May 2002, the Company was granted a license to sell certain products produced by Flanagan Technologies, a company controlled by a former director. This director was appointed in June 2000 and resigned in March 2002. During 2002, the Company paid $913,000 to the former director’s company for products purchased under the license agreement.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE R – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2004 and 2003 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2004 (1):
Sales	$4,241	$4,717	$4,066	$5,242
Gross profit	2,938	2,929	2,677	3,160
Net earnings	80	142	18	297
Net earnings per share – basic and diluted	0.00	0.01	0.00	0.01

2003 (1):
Sales	$4,572	$4,381	$4,936	$4,251
Gross profit	3,326	3,063	3,100	2,741
Net earnings (loss)	23	(57)	(6)	(65	)(2)
Net earnings (loss) per share – basic and diluted	0.00	(0.00)	(0.00)	(0.00)

(1)	As a result of the reclassification described under the caption “Distributor Commissions” in Note B, sales and gross profit have been reduced by the rebate portion of Associate sales incentive payments. For the quarters ended March 31, June 30 and September 30, 2004, sales ($000’s) before the reclassification were $4,463, $4,927 and $4,257. For the quarters ended March 31, June 30 and September 30, 2004, gross profit (000’s) before the reclassification was $3,159, $3,140 and $2,869. For the quarters ended March 31, June 30, September 30 and December 31, 2003, sales (000’s) before the reclassification were $4,891, $4,678, $5,207 and $4,502. For the quarters ended March 31, June 30, September 30 and December 31, 2003, gross profit (000’s) before the reclassification was $3,646, $3,360, $3,372 and $2,990.
(2)	Includes a $145,000 charge to earnings in connection with the cancellation of a split dollar life insurance arrangement. See Note Q.