Form 10-Q
period 2005-03-31
ROYAL BODYCARE INC/NV
filed 2005-05-13
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of common stock, par value $0.001, outstanding at April 29, 2005:

20,056,294

Item 1. FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,353,695	$1,051,511
Accounts receivable	292,428	435,109
Inventories	2,783,347	2,237,165
Deferred income tax assets	22,362	22,473
Prepaid expenses and other	447,503	451,569

Total current assets	4,899,335	4,197,827

Property & equipment, net	4,324,569	4,423,883

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	268,384	278,986

Other assets	161,871	158,313

	$11,749,213	$11,154,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$998,992	$815,100
Accrued liabilities	3,226,900	2,742,828
Current maturities of long-term debt	396,151	391,449
Lines of credit	124,698	125,644

Total current liabilities	4,746,741	4,075,021

Long term debt, less current maturities	2,694,691	2,760,997

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,056,294 shares issued and outstanding at March 31, 2005 and December 31, 2004	20,056	20,056
Additional paid-in capital	12,789,978	12,789,978
Accumulated deficit	(8,449,337)	(8,440,500)
Accumulated other comprehensive loss	(52,916)	(51,489)

	4,307,781	4,318,045

	$11,749,213	$11,154,063

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarters Ended March 31,
	2005	2004
Net sales	$4,139,985	$4,240,997

Cost of sales	1,384,298	1,303,071

Gross profit	2,755,687	2,937,926

Operating expenses
Distributor commissions	826,504	988,218
General and administrative	1,730,909	1,687,801
Depreciation and amortization	143,841	145,104

Total operating expenses	2,701,254	2,821,123

Operating profit	54,433	116,803

Interest expense	63,270	68,195
Other income	—	(31,433)

	63,270	36,762

Earnings (loss) before income taxes	(8,837)	80,041

Provision for income taxes	—	—

Net earnings (loss)	$(8,837)	$80,041

Basic earnings (loss) per share

Basic earnings (loss) per share	$(0.00)	$0.00

Basic weighted average common shares outstanding	20,056,294	19,956,294

Diluted earnings (loss) per share

Diluted earnings (loss) per share	$(0.00)	$0.00

Diluted weighted average common shares outstanding	20,056,294	22,035,243

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarters Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(8,837)	$80,041
Adjustment for non-cash items:
Depreciation and amortization	147,630	147,064
Change in operating assets and liabilities
Accounts receivable	141,458	(190,320)
Inventories	(548,328)	(222,106)
Prepaid expenses and other	3,800	(190,610)
Other assets	(3,611)	(8,180)
Accounts payable and accrued liabilities	669,897	899,355

Net cash provided by operating activities	402,009	515,244

Net cash flows from investing activities – purchase of property and equipment	(38,029)	(36,315)

Cash flows from financing activities:
Net payments of lines of credit	(946)	(1,154)
Payments of long term debt	(61,605)	(122,838)

Net cash used by financing activities	(62,551)	(123,992)

Effect of exchange rate changes on cash flows	755	3,393

Net increase in cash and cash equivalents	302,184	358,330

Cash and cash equivalents, beginning of period	1,051,511	501,757

Cash and cash equivalents, end of period	$1,353,695	$860,087

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (“RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the Company’s results for the interim periods have been included. The Condensed Consolidated Balance Sheet as of December 31, 2004 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Company accounts for payments made to its Associates (as herein after defined) in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than a distributor commission expense. Accordingly, the Company made the following reclassifications with respect to the quarter ended March 31, 2004, which reclassifications had no effect on operating profit, net earnings or earnings per share.

Quarter Ended March 31, 2004
Net sales
As reported	$4,462,764
Rebates	(221,767)

Reclassified	$4,240,997

Distributor commissions
As reported	$1,209,985
Rebates	(221,767)

Reclassified	$988,218

Note B – Nature of Operations and Organization:

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

Note C – Inventories:

Inventories at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004
Raw materials and bulk products	$806,972	$377,075
Packaging Materials	404,261	369,139
Finished goods	1,572,114	1,490,951

	$2,783,347	$2,237,165

Note D – Property and Equipment:

Property and equipment at March 31, 2005 and December 31, 2004 consists of the following:

	March 31, 2005	December 31, 2004
Building and improvements	$2,758,983	$2,758,983
Computer software and office equipment	2,974,601	2,941,387
Warehouse equipment	276,420	273,125
Automotive equipment	55,392	55,392
Leasehold improvements	18,074	18,164

	6,083,470	6,047,051
Less – accumulated depreciation	2,900,074	2,764,341

	3,183,396	3,282,710
Land	1,141,173	1,141,173

	$4,324,569	$4,423,883

Note E – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	March 31, 2005		December 31, 2004
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

	Average life (years)	March 31, 2005		December 31, 2004
		Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Distribution contracts	8	$277,369	$(120,965)	$277,369	$(112,727)
Copywrites, trademarks and other registrations	19	99,100	(19,159)	99,100	(17,838)
Other	11	47,600	(15,561)	47,600	(14,518)

		$424,069	$(155,685)	$424,069	$(145,083)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended March 31, 2005 and 2004. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2005 is as follows:

Remainder of 2005	$31,805
2006	42,407
2007	42,407
2008	42,407
2009	42,301
Thereafter	67,057

Total	$268,384

Note F – Accrued Liabilities:

Accrued liabilities at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004
Deferred revenue for unshipped orders	$2,149,246	$1,556,775
Distributor commissions	570,096	542,839
Salaries and wages	369,204	502,670
Sales and other taxes	66,505	56,298
Interest	21,399	21,849
Other	50,450	62,397

	$3,226,900	$2,742,828

Note G – Stock-Based Compensation:

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

	Quarters Ended March 31,
	2005	2004
Net earnings (loss), as reported	$(8,837)	$80,041
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(19,527)	(20,455)

Pro forma net earnings (loss)	$(28,364)	$59,586

Earnings (loss) per share – basic and diluted
As reported	$(0.00)	$0.00
Pro forma	$(0.00)	$0.00

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company’s employee stock options have characteristics significantly different from those of traded options including long-vesting schedules, and changes in the subjective input assumptions can materially affect the fair value estimate. The Company believes that the best assumptions available were used to value the options.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations.

The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in the first quarter of 2006. Although the Company has not completed its evaluation of the impact of adopting this statement, it expects adoption to affect its statement of operations, but have no affect on its financial condition or cash flows.

Note H – Long Term Obligations:

At March 31, 2005 and December 31, 2004 long-term debt consists of the following:

	March 31, 2005	December 31, 2004
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,648,655	$2,674,395
Note payable to bank bearing interest at prime plus 1.50% (7% at March 31, 2005) due in monthly installments of $9,500 through July 2006	147,463	173,150
U. S. Small Business Administration note bearing interest at prime plus 2.75% (8.5% at March 31, 2005) due in monthly installments of approximately $4,400 through July 2008	156,724	166,901
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1999), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	128,000	128,000
Other	10,000	10,000

	3,090,842	3,152,446
Less – current maturities	396,151	391,449

	$2,694,691	$2,760,997

Note I – Segments and Geographic Area:

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended March 31, 2005
Net sales	$3,537	$603	$4,140
Depreciation and amortization	138	10	148
Operating profit	25	29	54
Capital expenditures	38	—	38
Total assets	10,808	941	11,749

Quarter ended March 31, 2004
Net sales	$3,699	$542	$4,241
Depreciation and amortization	137	10	147
Operating profit	83	34	117
Capital expenditures	36	—	36
Total assets	10,612	881	11,493

Financial information summarized geographically for the quarters ended March 31, 2005 and 2004 is listed below (in thousands):

	Net sales	Long-Lived assets
Quarter ended March 31, 2005
Domestic	$2,569	$6,445
Canada	518	405
Former Soviet Union	999	—
All others	54	—

Totals	$4,140	$6,850

Quarter ended March 31, 2004
Domestic	$2,748	$6,920
Canada	574	414
Former Soviet Union	823	—
All others	96	—

Totals	$4,241	$7,334

Significant Customers

The Company recorded sales to Coral Club International, Inc., a licensee of the Company, in the amount of $999,000 and $823,000 during the quarters ended March 31, 2005 and 2004, respectively. These sales accounted for more than ten percent of net sales in these quarters. In no other case did a customer of the Company account for more than ten percent of net sales during the quarters ended March 31, 2005 or 2004.

Note J – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Shares	Per Share
Quarter ended March 31, 2005
Basic loss per common share	$(8,837)	20,056,294	$(0.00)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(8,837)	20,056,294	$(0.00)

Quarter ended March 31, 2004
Basic earnings per common share	$80,041	19,956,294	$0.00
Effect of dilutive stock options	—	2,078,949

Diluted earnings per common share	$80,041	22,035,243	$0.00

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 3,577,000 and 444,000 for the quarters ended March 31, 2005 and 2004.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings (loss) per common share for the quarters ended March 31, 2005 and 2004, and accordingly have been excluded from the computation.

Note K – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarters Ended March 31,
	2005	2004
Net earnings (loss)	$(8,837)	$80,041
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,427)	(3,485)

Comprehensive income (loss)	$(10,264)	$76,556

Note L – Legal Proceedings:

On May 29, 2002, the Company filed suit against a former supplier and member of its Board of Directors, and certain others (collectively “Defendants”) for various causes of action, initially arising from Defendants refusal to sell certain raw materials to the Company. On August 16, 2002, Defendants filed a counter claim against the Company.

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them. Under the terms of this settlement, Defendants agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined. The Company received the final payment due under this settlement in December 2004, which payments are classified as “Other income” in the accompanying consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and all other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the continued market acceptance of our proprietary versions of silica hydride powder and other raw materials formerly supplied by a third-party supplier

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential Associates to other businesses

•	continued reduction in demand for our products or the rate at which new Associates are recruited to join us or an increased rate of attrition of our active Associates

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or distribution methods

•	a change in market conditions in the territory of Coral Club International, Inc., a licensee which provided more than 24% of our net sales in the first quarter of 2005 and more than 30% of our net sales in 2004

•	a change in market conditions related to, or buying patterns of, the largest distributor of our Medical Products, which accounted for 38% of Medical Products net sales in the first quarter of 2005 and 37% of Medical Products net sales in 2004

•	our ability to meet future cash flow estimates to support our goodwill impairment testing

•	our ability to obtain future financing to fund internal growth and our future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica-mineral hydride and other raw materials formerly supplied by a third-party

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products.

•	Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) weight loss products, and (iii) sports and fitness products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In the United States, Canada and Japan, we distribute Nutritional Products directly through a network of independent Associates. In markets other than the United States, Canada and Japan, we distribute Nutritional Products through exclusive license arrangements with third parties, who distribute our products through an independent Associate network in the licensed territory.

•	Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Net Sales. Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2005		2004
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,485	60%	$2,814	66%
Licensees	1,052	25%	885	21%

	3,537	85%	3,699	87%
Medical Products	603	15%	542	13%

	$4,140	100%	$4,241	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2005	2004
United States	79%	78%
Canada	21	21
Japan	—	1

	100%	100%

Net sales through the Associate network have declined, primarily, in our view, because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations – 2005 Compared with 2004 – Net sales.” We are considering expansion into new international markets to increase sales through this distribution channel. During the first quarter of 2005, we incurred expenses of approximately $25,000 related to possible expansion of Associate network distribution into South Korea. There is no assurance that we will undertake this expansion and any decision to establish operations in this or any other new market would be contingent upon obtaining outside financing on terms acceptable to us.

Licensees. We sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. The licensee is required to distribute our products in its territory through network marketing. We do not maintain inventory to fulfill licensee orders; licensees are required to pay us a 50% deposit with their orders and then pay the balance when products are ready to ship. We recognize sales when we ship products to the licensees. Licensees also pay us a monthly royalty based on sales in their territories. We record these royalties as sales. Net sales in this distribution channel are dependent significantly upon the licensee’s success in building an Associate network in the licensed territory. Gross profit on sales to licensees is significantly less than on sales to our Associate network because we do not pay Associate commissions or incur other expenses related to the Associate network in the licensed territory.

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 95% and 93% of licensee net sales in the first quarter of 2005 and 2004, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and owns approximately 20% of our outstanding common stock.

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

This segment’s largest customer, a medical/surgical dealer, accounted for 38% and 44% of Medical Products net sales in the first quarter of 2005 and 2004, respectively.

Distributor Commissions. Distributor commissions consist primarily of commissions paid to our Associates in accordance with our Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Associates can qualify to receive additional commissions as sales in their organizations expand. Most commissions are paid to Associates monthly. Total Associate commissions have historically averaged approximately 35% of net sales in this distribution channel. In accordance with EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense. Associates earn rebates based on their personal monthly sales and the level at which they qualify under the Associate compensation plan. We also classify commissions paid to manufacturer representatives who sell Medical Products as distributor commissions. Total commissions to manufacturer representatives average less than 2% of Medical Products sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and that require management’s most subjective judgments. We believe our most critical accounting policies and estimates are as described in this section.

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

Based on the assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of the Company.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of sales for the periods indicated:

	Quarters Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	33.4	30.7

Gross profit	66.6	69.3

Operating expenses:
General and administrative	41.8	39.8
Distributor commissions	20.0	23.3
Depreciation and amortization	3.5	3.4

Total operating expenses	65.3	66.5

Operating profit	1.3	2.8

Interest expense	1.5	1.6
Other income	—	(0.7)

	1.5	.9

Earnings (loss) before income taxes	(0.2)	1.9
Provision for income taxes	—	—

Net earnings (loss)	(0.2)%	1.9%

2005 Compared with 2004

Net sales. Net sales for the quarter ended March 31, 2005 were $4,140,000 compared with net sales for the prior year of $4,241,000, a decrease of $101,000 or 2%. This decrease was due to a $162,000 decrease in net sales of Nutritional Products that was partially offset by a $61,000 increase in net sales of Medical Products. While sales of Nutritional Products to our licensees increased $167,000, sales of Nutritional Products to our Associate network declined $329,000.

The decline in sales to our Associate network significantly relates, in our view, to a decline in the number of active Associates. We consider an Associate active if he or she has purchased during the previous 12 months. The decline in the number of active Associates results, we believe, from low levels of sponsoring of new Associates by the current Associate network, which we largely attribute to the continuation of a trend that began with the breach of a supply agreement by a former supplier, who was also a former member of our Board of Directors. In contravention of the supply agreement in force at the time, in May 2002, this former supplier refused to continue to supply his products to us and instead began to supply a competitor. Since this supplier supplied raw materials used in the production of our key products and was central to our brand, his departure dramatically reduced the confidence of our Associates as well as their motivation to introduce our products and our business to prospective new Associates.

In an attempt to overcome the reduced sponsorship activity among our Associate network, we have taken a number of actions since mid-2002:

•	Proprietary raw materials – We completed the development of proprietary raw materials to replace the ingredients previously purchased from our former supplier.

•	New marketing message – We developed a new marketing message, which emphasizes nanotechnology, product benefits and the desirable lifestyle available to a successful Associate. In addition, we developed and introduced a new sponsoring system that is focused, simple and easy to explain to prospective Associates.

•	Focused product strategy – We first categorized our diverse product line into three major product groups. We then developed and introduced new products in each product group, allowing us, in some cases, to eliminate redundant products from the product line.

•	New marketing materials – We developed and introduced new marketing tools that support our marketing message for use by our Associates in sponsoring new Associates.

•	Updated Associate compensation plan – We introduced changes to our Associate compensation plan to simplify the compensation plan and to encourage sponsoring.

•	Corporate support – We have significantly increased the support, including financial support, we provide to Associates who are actively engaged in sponsoring activities.

While we believe these actions will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

The growth in net sales to our licensees relates to growth of CCI. Sales to CCI increased $176,000 in the first quarter of 2005. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.

Cost of sales. Cost of sales for the quarter ended March 31, 2005 was $1,384,000 compared with cost of sales in the prior year of $1,303,000, an increase of $81,000 or 6%. As a percentage of net sales, cost of sales was 33% in 2005 and 31% in 2004. As a percentage of net sales, gross margin declined 2% mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross margin for products sold to licensees is lower than the gross margin for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to the Associate network in the licensed territory.

Distributor commissions. Distributor commissions for the quarter ended March 31, 2005 were $827,000 compared with distributor commissions in 2004 of $988,000, a decrease of $161,000 or 16%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were 34% in the first quarter of 2005 compared with 36% in the first quarter of 2004. The higher percentage in the first quarter of 2004 related mainly to the payment of extra commission incentives to certain Associates who joined us in the first quarter of 2004. On a consolidated basis, distributor commissions as a percentage of net sales declined to 20% in the first quarter of 2005 compared with 23% in 2004. This percentage decline was related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees, and the percentage decline in distributor commissions paid to the Associate network.

General and administrative. General and administrative expenses for the quarter ended March 31, 2005, were $1,731,000 compared with 2004 expenses of $1,688,000, an increase of $43,000 or 3%. This increase was the net of a $50,000 increase in expenses in the Medical Products segment that was partially offset by a $7,000 decrease in expenses in the Nutritional Products segment. General and administrative expenses in the Nutritional Products segment included $25,000 related to the possible expansion of Associate network distribution into South Korea described above. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 42% and 40% in 2005 and 2004, respectively.

Other income. Other income in the first quarter of 2004 represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. This settlement was fully paid in December 2004.

Net earnings (loss). As a result of the factors described above, the net loss for the quarter ended March 31, 2005 was $9,000, or $.00 per share, compared with a net earnings in the prior year of $80,000 or $.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. During the quarter ended March 31, 2005, we had a net increase in cash of $302,000 compared with a net increase in cash of $358,000 in 2004. These cash increases were attributable to cash flows from operating activities.

At March 31, 2005, we had working capital of $153,000, a $30,000 improvement from working capital at December 31, 2004 of $123,000. This increase in working capital was related to an increase in current assets of $702,000 that was partially offset by an increase in current liabilities of $672,000. Our Canadian subsidiary maintains a $125,000 line of credit, all of which was available at March 31, 2005.

Operating activities. In the first quarter of 2005, our operating activities provided cash flows of $402,000 compared with $515,000 in 2004. In the first quarter of 2005, net earnings (loss) adjusted for non-cash activities such as depreciation and amortization, provided cash flows of $140,000 compared with $227,000 in 2004. Cash flows from operating activities were lower in the first quarter of 2005 because of the decline in net earnings (loss).

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses, accounts payable, deferred revenues and accrued operating expenses. One of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI. In accordance with our licensee agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order. These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders. In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs. CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account. Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue, which we include as a component of accrued liabilities. Raw materials and bulk products purchased to fulfill licensee orders, as well as finished goods stored for CCI, are included in our inventory until they are shipped. Deposits we make with our suppliers are recorded as prepaid expenses. During the first quarter of 2005, cash used to increase inventory by $548,000 and cash generated by the increase in accounts payable and accrued liabilities of $670,000 were mainly related to transactions associated with our licensee agreements.

Also, during the first quarter of 2005, we generated cash from operations of $141,000 related to a decrease in accounts receivable. This decrease resulted from collections of accounts receivable associated with sales of Medical Products. We sell Medical Products on terms that generally range from 30 to 45 days.

Investing activities. During the first quarter of 2005, we used cash of $38,000 related to investing activities. This cash was used to purchase property and equipment.

Financing activities. During the first quarter of 2005, we used cash of $62,000 to repay long-term debt compared with $123,000 in the first quarter of 2004. This decline resulted from lower amounts of debt outstanding during the first quarter of 2005.

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

We have no plans or requirements for any significant capital expenditures during the next twelve months, other than the possible establishment of operations to distribute Nutritional Products through network marketing in a new international market. While we have initiated activities related to the possible opening of an office in South Korea, any decision to establish operations in a new market would be contingent upon obtaining outside financing on terms acceptable to us. We would consider either debt or equity financing, although we can give no assurance that any such financing would be available.

Other than those factors already described, we are not aware of any trends or uncertainties that would significantly affect our liquidity or capital resources in the future.

CONTRACTUAL CASH OBLIGATIONS

The table below summarizes our contractual obligations outstanding as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2005	2006 - 2007	2008 - 2009	2010 and Beyond
Long-term debt	$3,091,000	$330,000	$400,000	$309,000	$2,052,000
Operating leases	421,000	155,000	172,000	78,000	16,000
Purchase obligations	1,639,000	1,639,000	—	—	—
Employment agreements	3,798,000	1,104,000	2,021,000	374,000	299,000

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 13% of net sales during the first quarter of 2005 and 12% of net sales during fiscal 2004. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $115,000 at March 31, 2005, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $11,500.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At March 31, 2005, we had $429,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at March 31, 2005, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,400.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

March 29, 2005 – We filed a report on Form 8-K in connection with the issuance of a press release announcing our results for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal BodyCare, Inc.
Registrant

By:	/s/ Clinton H. Howard
Its:	Chief Executive Officer

By:	/s/ Steven E. Brown
Its:	Vice President-Finance and
Chief Financial Officer

DATE:	May 13, 2005
Irving, Texas

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed April 26, 2000)

3.2*	By-laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed April 26, 2000)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Commission and incorporated herein by reference as indicated.