Form 10-Q
period 2005-06-30
ROYAL BODYCARE INC/NV
filed 2005-08-12
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50417

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

Number of shares of common stock, par value $0.001, outstanding at July 29, 2005:

20,056,294

Item 1. FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,143,607	$1,051,511
Accounts receivable	312,197	435,109
Inventories	3,038,627	2,237,165
Deferred income tax assets	22,016	22,473
Prepaid expenses and other	614,257	451,569

Total current assets	6,130,704	4,197,827

Property & equipment, net	4,222,236	4,423,883

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	257,783	278,986

Other assets	169,579	158,313

	$12,875,356	$11,154,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,326,157	$815,100
Accrued liabilities	3,702,037	2,742,828
Current maturities of long-term debt	401,830	391,449
Lines of credit	123,816	125,644

Total current liabilities	5,553,840	4,075,021

Long term debt, less current maturities	2,638,578	2,760,997
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,056,294 shares issued and outstanding at June 30, 2005 and December 31, 2004	20,056	20,056
Additional paid-in capital	12,789,978	12,789,978
Accumulated deficit	(8,068,953)	(8,440,500)
Accumulated other comprehensive loss	(58,143)	(51,489)

	4,682,938	4,318,045

	$12,875,356	$11,154,063

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarters Ended June 30,
	2005	2004
Net sales	$5,358,114	$4,716,353
Cost of sales	2,190,132	1,787,019

Gross profit	3,167,982	2,929,334

Operating expenses
Distributor commissions	826,037	901,003
General and administrative	1,754,091	1,722,274
Depreciation and amortization	144,016	145,200

Total operating expenses	2,724,144	2,768,477

Operating profit	443,838	160,857
Interest expense	63,454	65,471
Other income	—	(46,971)

	63,454	18,500

Earnings before income taxes	380,384	142,357
Provision for income taxes	—	—

Net earnings	$380,384	$142,357

Basic earnings per share
Basic earnings per share	$0.02	$0.01

Basic weighted average common shares outstanding	20,056,294	19,989,627

Diluted earnings per share
Diluted earnings per share	$0.02	$0.01

Diluted weighted average common shares outstanding	21,183,028	20,813,677

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Net sales	$9,498,099	$8,957,349
Cost of sales	3,574,430	3,090,090

Gross profit	5,923,669	5,867,259
Operating expenses
Distributor commissions	1,652,541	1,889,221
General and administrative	3,484,999	3,410,074
Depreciation and amortization	287,857	290,304

Total operating expenses	5,425,397	5,589,599

Operating profit	498,272	277,660
Interest expense	126,725	133,666
Other income	—	(78,404)

	126,725	55,262

Earnings before income taxes	371,547	222,398
Provision for income taxes	—	—

Net earnings	$371,547	$222,398

Basic earnings per share
Basic earnings per share	$0.02	$0.01

Basic weighted average common shares outstanding	20,056,294	19,972,961

Diluted earnings per share
Diluted earnings per share	$0.02	$0.01

Diluted weighted average common shares outstanding	20,619,661	21,424,460

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$371,547	$222,398
Adjustment for non-cash items:
Depreciation and amortization	295,018	294,234
Loss on disposition of equipment	4,375	—
Change in operating assets and liabilities
Accounts receivable	121,712	14,304
Inventories	(810,388)	(16)
Prepaid expenses and other	(163,320)	(277,415)
Other assets	(11,469)	(7,701)
Accounts payable and accrued liabilities	1,474,860	131,228

Net cash provided by operating activities	1,282,335	377,032

Net cash flows from investing activities – purchase of property and equipment	(59,289)	(56,787)

Cash flows from financing activities:
Net payments of lines of credit	(1,828)	(2,262)
Payments of long term debt	(130,533)	(418,639)
Proceeds from borrowing	—	224,263
Proceeds from the exercise of stock options	—	14,500

Net cash used by financing activities	(132,361)	(182,138)

Effect of exchange rate changes on cash flows	1,411	6,813

Net increase in cash and cash equivalents	1,092,096	144,920
Cash and cash equivalents, beginning of period	1,051,511	501,757

Cash and cash equivalents, end of period	$2,143,607	$646,677

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

The Company accounts for payments made to its Associates (as hereinafter defined) in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than a distributor commission expense. Accordingly, the Company made the following reclassifications with respect to the quarter and six months ended June 30, 2004, which reclassifications had no effect on operating profit, net earnings or earnings per share.

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Net sales
As reported	$4,926,786	$9,389,549
Rebates	(210,433)	(432,200)

Reclassified	$4,716,353	$8,957,349

Distributor commissions
As reported	$1,111,436	$2,321,421
Rebates	(210,433)	(432,200)

Reclassified	$901,003	$1,889,221

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”). In the United States, Canada and Japan, the Company’s products are marketed through a network of distributors that are referred to as “Associates.” The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

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

Note C – Inventories:

Inventories at June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005	December 31, 2004
Raw materials and bulk products	$648,409	$377,075
Packaging Materials	365,957	369,139
Finished goods	2,024,261	1,490,951

	$3,038,627	$2,237,165

Note D – Property and Equipment:

Property and equipment at June 30, 2005 and December 31, 2004 consists of the following:

	June 30, 2005	December 31, 2004
Building and improvements	$2,758,983	$2,758,983
Computer software and office equipment	2,968,926	2,941,387
Warehouse equipment	287,113	273,125
Automotive equipment	55,392	55,392
Leasehold improvements	17,794	18,164

	6,088,208	6,047,051
Less – accumulated depreciation	3,007,145	2,764,341

	3,081,063	3,282,710
Land	1,141,173	1,141,173

	$4,222,236	$4,423,883

Note E – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	June 30, 2005		December 31, 2004
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

		June 30, 2005		December 31, 2004
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Distribution contracts	8	$277,369	$(129,201)	$277,369	$(112,727)
Copyrights, trademarks and other registrations	19	99,100	(20,481)	99,100	(17,838)
Other	11	47,600	(16,604)	47,600	(14,518)

		$424,069	$(166,286)	$424,069	$(145,083)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended June 30, 2005 and 2004 and $21,200 for the six months ended June 30, 2005 and 2004. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2005 is as follows:

Remainder of 2005	$21,203
2006	42,407
2007	42,407
2008	42,407
2009	42,301
Thereafter	67,058

Total	$257,783

Note F – Accrued Liabilities:

Accrued liabilities at June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005	December 31, 2004
Deferred revenue for unshipped orders and order deposits	$2,610,448	$1,556,775
Distributor commissions	496,283	542,839
Salaries and wages	447,277	502,670
Sales and other taxes	77,278	56,298
Interest	21,399	21,849
Other	49,352	62,397

	$3,702,037	$2,742,828

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

The Company accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to or greater than the quoted market price of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarters Ended June 30,
	2005	2004
Net earnings, as reported	$380,384	$142,357
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(19,527)	(19,654)

Pro forma net earnings	$360,857	$122,703

Earnings per share – basic and diluted
As reported	$0.02	$0.01
Pro forma	$0.02	$0.01

	Six Months Ended June 30,
	2005	2004
Net earnings, as reported	$371,547	$222,398
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(39,054)	(39,983)

Pro forma net earnings	$332,493	$182,415

Earnings per share – basic and diluted
As reported	$0.02	$0.01
Pro forma	$0.02	$0.01

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company’s employee stock options have characteristics significantly different from those of traded options including long-vesting schedules, and changes in the subjective input assumptions can materially affect the fair value estimate. The Company believes that the best assumptions available were used to value the options.

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

Note H – Long Term Obligations:

At June 30, 2005 and December 31, 2004 long-term debt consists of the following:

	June 30, 2005	December 31, 2004
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,622,412	$2,674,395
Note payable to bank bearing interest at prime plus 1.50% (7.5% at June 30, 2005) due in monthly installments of $9,500 through July 2006	121,446	173,150
U. S. Small Business Administration note bearing interest at prime plus 2.75% (8.75% at June 30, 2005) due in monthly installments of approximately $4,400 through July 2008	146,390	166,901

	June 30, 2005	December 31, 2004
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1997), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	123,000	128,000
Capital lease obligation	17,160	—
Other	10,000	10,000

	3,040,408	3,152,446
Less – current maturities	401,830	391,449

	$2,638,578	$2,760,997

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended June 30, 2005
Net sales	$4,595	$763	$5,358
Depreciation and amortization	137	10	147
Operating profit	332	112	444
Capital expenditures	21	—	21
Total assets	11,759	1,116	12,875

	Nutritional Products	Medical Products	Consolidated
Quarter ended June 30, 2004
Net sales	$4,317	$399	$4,716
Depreciation and amortization	137	10	147
Operating profit (loss)	173	(12)	161
Capital expenditures	21	—	21
Total assets	10,022	775	10,797

Six Months ended June 30, 2005
Net sales	$8,132	$1,366	$9,498
Depreciation and amortization	275	20	295
Operating profit	357	141	498
Capital expenditures	59	—	59
Total assets	11,759	1,116	12,875

Six Months ended June 30, 2004
Net sales	$8,016	$941	$8,957
Depreciation and amortization	274	20	294
Operating profit	256	22	278
Capital expenditures	57	—	57
Total assets	10,022	775	10,797

Financial information summarized geographically for the quarters and six months ended June 30, 2005 and 2004 is listed below (in thousands):

	Net sales	Long-Lived assets
Quarter ended June 30, 2005
Domestic	$2,663	$6,347
Canada	496	398
Former Soviet Union	2,140	—
All others	59	—

Totals	$5,358	$6,745

Quarter ended June 30, 2004
Domestic	$2,400	$6,796
Canada	524	409
Former Soviet Union	1,713	—
All others	79	—

Totals	$4,716	$7,205

Six Months ended June 30, 2005
Domestic	$5,233	$6,347
Canada	1,013	398
Former Soviet Union	3,138	—
All others	114	—

Totals	$9,498	$6,745

	Net sales	Long-Lived assets
Six Months ended June 30, 2004
Domestic	$5,148	$6,796
Canada	1,098	409
Former Soviet Union	2,536	—
All others	175	—

Totals	$8,957	$7,205

Significant Customers

The Company recorded sales to Coral Club International, Inc., a licensee of the Company, in the amount of $2,140,000 and $1,713,000 during the quarters ended June 30, 2005 and 2004, respectively, and $3,138,000 and $2,536,000 in the six months ended June 30, 2005 and 2004, respectively. These sales accounted for more than ten percent of net sales in these quarters. In no other case did a customer of the Company account for more than ten percent of net sales during the quarters or six months ended June 30, 2005 or 2004.

Note J – Earnings Per Share:

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share
Quarter ended June 30, 2005
Basic earnings per common share	$380,384	20,056,294	$0.02
Effect of dilutive stock options	—	1,126,734

Diluted earnings per common share	$380,384	21,183,028	$0.02

Quarter ended June 30, 2004
Basic earnings per common share	$142,357	19,989,627	$0.01
Effect of dilutive stock options	—	824,050

Diluted earnings per common share	$142,357	20,813,677	$0.01

Six months ended June 30, 2005
Basic earnings per common share	$371,547	20,056,294	$0.02
Effect of dilutive stock options	—	563,367

Diluted earnings per common share	$371,547	20,619,661	$0.02

Six Months ended June 30, 2004
Basic earnings per common share	$222,398	19,972,961	$0.01
Effect of dilutive stock options	—	1,451,499

Diluted earnings per common share	$222,398	21,424,460	$0.01

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 402,000 and 442,000 for the quarters ended June 30, 2005 and 2004, respectively, and 402,000 and 444,000 for the six months ended June 30, 2005 and 2004, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters ended June 30, 2005 and 2004, and accordingly have been excluded from the computation.

Note K – Comprehensive Income:

Comprehensive income is net earnings less other comprehensive loss, which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarters Ended June 30,
	2005	2004
Net earnings	$380,384	$142,357
Other comprehensive loss:
Foreign currency translation adjustment	(5,227)	(6,672)

Comprehensive income	$375,157	$135,685

	Six Months Ended June 30,
	2005	2004
Net earnings	$371,547	$222,398
Other comprehensive loss:
Foreign currency translation adjustment	(6,654)	(10,157)

Comprehensive income	$364,893	$212,241

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and all other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the continued market acceptance of our proprietary versions of silica-mineral hydride powder and other raw materials formerly supplied by a third-party supplier as unique and beneficial product ingredients

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential Associates to other businesses

•	the continued reduction in demand for our Nutritional products in North America

•	the continued reduction in the number of active Associates in North America, which is related to our ability to increase the rate at which new Associates are recruited to join us or to decrease the rate of attrition of our active Associates, or a combination of both

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or distribution methods

•	a change in market conditions in the territory of Coral Club International, Inc., a licensee which provided more than 33% of our net sales in the first six months of 2005 and more than 30% of our net sales in the year of 2004

•	a change in market conditions related to, or buying patterns of, the largest distributor of our Medical Products, which accounted for 44% of Medical Products net sales in the first six months of 2005 and 37% of Medical Products net sales in the year of 2004

•	our ability to meet future cash flow estimates to support our goodwill impairment testing

•	our ability to obtain future financing to fund internal growth and our future capital requirements

•	the loss of key management personnel, particularly the developer of our proprietary versions of silica-mineral hydride and other raw materials, which are key ingredients in our best-selling Nutritional products

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products.

•	Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) weight loss products, and (iii) sports and fitness products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In the United States, Canada and Japan, we distribute Nutritional Products directly through a network of independent Associates. In markets other than the United States, Canada and Japan, we distribute Nutritional Products through exclusive license arrangements with third parties, who distribute our products through an independent Associate network in the licensed territory.

•	Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Net Sales. Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2005		2004
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,399	45%	$2,558	54%
Licensees	2,196	41%	1,759	37%

	4,595	86%	4,317	91%
Medical Products	763	14%	399	9%

	$5,358	100%	$4,716	100%

	Six Months Ended June 30,
	2005		2004
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$4,884	52%	$5,372	60%
Licensees	3,248	34%	2,644	29%

	8,132	86%	8,016	89%
Medical Products	1,366	14%	941	11%

	$9,498	100%	$8,957	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	79%	78%	79%	78%
Canada	21	21	21	21
Japan	—	1	—	1

	100%	100%	100%	100%

Net sales through the Associate network have declined, in our view, primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations – Quarter ended June 30, 2005 Compared with Quarter ended June 30, 2004 – Net sales.” We are considering expansion into new international markets to increase sales through this distribution channel. During the first six months of 2005, we incurred expenses of approximately $58,000 related to possible expansion of Associate network distribution into South Korea. There is no assurance that we will undertake this expansion and any decision to establish operations in this or any other new market would be contingent upon obtaining outside financing on terms acceptable to us.

Licensees. We sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. The licensee is required to distribute our products in its territory through network marketing. We do not maintain inventory to fulfill licensee orders prior to receipt of a licensee product order; licensees are required to pay us a 50% deposit with their orders and then pay the balance when products are ready to ship. We recognize sales when we ship products to the licensees. Licensees also pay us a monthly royalty based on sales in their territories. We record these royalties as sales. Net sales in this distribution channel are mainly dependent upon the licensee’s success in building an Associate network in the licensed territory. Gross profit on sales to licensees is significantly less than on sales to our Associate network because we do not pay Associate commissions or incur other expenses related to the Associate network in the licensed territory.

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 97% and 96% of licensee net sales in the first six months of 2005 and 2004, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and owns approximately 20% of our outstanding common stock.

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

This segment’s largest customer, a medical/surgical dealer, accounted for 44% and 34% of Medical Products net sales in the first six months of 2005 and 2004, respectively.

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

Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against earnings in the period such determination was made.

Based on the assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of the Company.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.9	37.9	37.7	34.5

Gross profit	59.1	62.1	62.3	65.5
Operating expenses:
General and administrative	32.7	36.5	36.7	38.1
Distributor commissions	15.4	19.1	17.4	21.1
Depreciation and amortization	2.7	3.1	3.0	3.2

Total operating expenses	50.8	58.7	57.1	62.4

Operating profit	8.3	3.4	5.2	3.1
Interest expense	1.2	1.4	1.3	1.5
Other income	—	(1.0)	—	(0.9)

	1.2	.4	1.3	.6

Earnings before income taxes	7.1	3.0	3.9	2.5
Provision for income taxes	—	—	—	—

Net earnings	7.1%	3.0%	3.9%	2.5%

Quarter ended June 30, 2005 Compared with Quarter ended June 30, 2004

Net sales. Net sales for the quarter ended June 30, 2005 were $5,358,000 compared with net sales for the prior year of $4,716,000, an increase of $642,000 or 14%. This increase was due to a $278,000 increase in net sales of Nutritional Products and a $364,000 increase in net sales of Medical Products. While sales of Nutritional Products to our licensees increased $437,000, sales of Nutritional Products to our Associate network declined $159,000.

Associate Network. The decline in sales to our Associate network primarily relates, in our view, to a decline in the number of active Associates. We consider an Associate active if he or she has purchased during the previous 12 months. The decline in the number of active Associates results, we believe, from low levels of sponsoring of new Associates by the current Associate network. Because attrition of active Associates is characteristic of this marketing channel, to prevent a decline in the Associate network, the rate of new Associate sponsorship must be sufficient to offset normal attrition. The low level of sponsorship we have experienced is the continuation of a trend that largely began with the breach of a supply agreement by a former supplier, who was also a former member of our Board of Directors. In contravention of the supply agreement in force at the time, in May 2002, this former supplier refused to continue to supply his products to us and instead began to supply a competitor. Since this supplier supplied raw materials used in the production of our key products and was central to our brand, his departure dramatically reduced the confidence of our Associates as well as their motivation to introduce our products and our business to prospective new Associates. This reduced confidence and motivation has resulted in levels of sponsorship that have been inadequate to offset normal attrition of active Associates.

In an attempt to increase confidence and motivate the Associate network to increase its sponsorship activities, we have taken a number of actions since mid-2002:

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

Licensees. The growth in net sales to our licensees relates to growth of CCI. Sales to CCI increased $426,000 in the second quarter of 2005. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory. However, our sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent distributor network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on CCI’s logistical considerations, only one of which is the sales demand of its independent distributor network. Sales to CCI in the second quarter of 2005 increased $1,141,000 over first quarter sales of $999,000. Backlog related to CCI’s account was $3,487,000, $3,258,000 and $2,285,000 at June 30, 2005, March 31, 2005 and June 30, 2004, respectively.

Medical products. The growth in net sales of Medical Products is mainly related to increased sales to our largest customer in this segment. Sales to this customer increased $291,000 during the second quarter. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the quarter ended June 30, 2005 was $2,190,000 compared with cost of sales in the prior year of $1,787,000, an increase of $403,000 or 23%. As a percentage of net sales, cost of sales was 41% in 2005 and 38% in 2004. As a percentage of net sales, gross profit declined 3% mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross profit for products sold to licensees is lower than the gross profit for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to the Associate network in the licensed territory.

Distributor commissions. Distributor commissions for the quarter ended June 30, 2005 were $826,000 compared with distributor commissions in 2004 of $901,000, a decrease of $75,000 or 8%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were 35% in the second quarter of 2005 compared with 37% in the second quarter of 2004. The higher percentage in the second quarter of 2004 related mainly to the payment of extra commission incentives to certain Associates who joined us in the first quarter of 2004. On a consolidated basis, distributor commissions as a percentage of net sales declined to 15% in the second quarter of 2005 compared with 19% in 2004. This percentage decline was related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees, and the percentage decline in distributor commissions paid to the Associate network.

General and administrative. General and administrative expenses for the quarter ended June 30, 2005, were $1,754,000 compared with 2004 expenses of $1,722,000, an increase of $32,000 or 2%. This increase was the result of a $21,000 increase in expenses in the Medical Products segment and an $11,000 increase in expenses in the Nutritional Products segment. General and administrative expenses in the Nutritional Products segment included $33,000 related to the possible expansion of Associate network distribution into South Korea described above. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 33% and 37% in 2005 and 2004, respectively.

Other income. Other income in the second quarter of 2004 represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. This settlement was fully paid in December 2004.

Net earnings. As a result of the factors described above, the net earnings for the quarter ended June 30, 2005 were $380,000, or $.02 per share, compared with a net earnings in the prior year of $142,000 or $.01 per share.

Six months ended June 30, 2005 Compared with six months ended June 30, 2004

Net sales. Net sales for the six months ended June 30, 2005 were $9,498,000 compared with net sales for the prior year of $8,957,000, an increase of $541,000 or 6%. This increase was due to a $116,000 increase in net sales of Nutritional Products and a $425,000 increase in net sales of Medical Products. While sales of Nutritional Products to our licensees increased $604,000, sales of Nutritional Products to our Associate network declined $488,000.

Associate Network. The decline in sales to our Associate network primarily relates, in our view, to a decline in the number of active Associates, as fully discussed above under Results of Operations – Quarter ended June 30, 2005 Compared with Quarter ended June 30, 2004 – Net Sales.

Licensees. The growth in net sales to our licensees relates to growth of CCI. Sales to CCI increased $602,000 in the first six months of 2005. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.

Medical products. The growth in net sales of Medical Products is mainly related to increased sales to our largest customer in this segment. Sales to this customer increased $282,000 during the first six months of 2005. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the six months ended June 30, 2005 was $3,574,000 compared with cost of sales in the prior year of $3,090,000, an increase of $484,000 or 16%. As a percentage of net sales, cost of sales was 38% in 2005 and 35% in 2004. As a percentage of net sales, gross profit declined 3% mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross profit for products sold to licensees is lower than the gross profit for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to the Associate network in the licensed territory.

Distributor commissions. Distributor commissions for the six months ended June 30, 2005 were $1,653,000 compared with distributor commissions in 2004 of $1,889,000, a decrease of $236,000 or 12%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were 35% in the first six months of 2005 compared with 36% in the first six months of 2004. The higher percentage in the first six months of 2004 related mainly to the payment of extra commission incentives to certain Associates who joined us in the first quarter of 2004. On a consolidated basis, distributor commissions as a percentage of net sales declined to 17% in the first six months of 2005 compared with 21% in 2004. This percentage decline was related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees, and the percentage decline in distributor commissions paid to the Associate network.

General and administrative. General and administrative expenses for the six months ended June 30, 2005, were $3,485,000 compared with 2004 expenses of $3,410,000, an increase of $75,000 or 2%. This increase was the result of a $71,000 increase in expenses in the Medical Products segment and a $4,000 increase in expenses in the Nutritional Products segment. General and administrative expenses in the Nutritional Products segment included $58,000 related to the possible expansion of Associate network distribution into South Korea described above. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 37% and 38% in 2005 and 2004, respectively.

Other income. Other income in the first six months of 2004 represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. This settlement was fully paid in December 2004.

Net earnings. As a result of the factors described above, net earnings for the six months ended June 30, 2005 were $372,000, or $.02 per share, compared with a net earnings in the prior year of $222,000 or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. During the six months ended June 30, 2005, we had a net increase in cash of $1,092,000 compared with a net increase in cash of $145,000 in 2004. These cash increases were attributable to cash flows from operating activities.

At June 30, 2005, we had working capital of $577,000, a $454,000 improvement from working capital at December 31, 2004 of $123,000. This increase in working capital was related to an increase in current assets of $1,933,000 that was partially offset by an increase in current liabilities of $1,479,000.

Operating activities. In the first six months of 2005, our operating activities provided cash flows of $1,282,000 compared with $377,000 in 2004. In the first six months of 2005, net earnings adjusted for non-cash activities including depreciation and amortization and loss on disposition of equipment, provided cash flows of $671,000 compared with $517,000 in 2004. Cash flows from operating activities improved in the first six months of 2005 because of the increase in net earnings.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses, accounts payable, deferred revenues and accrued operating expenses. One of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI. In accordance with our licensee agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order. These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders. In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs. CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account. Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue, which we include as a component of accrued liabilities. Raw materials and bulk products purchased to fulfill licensee orders, as well as finished goods stored for CCI, are included in our inventory until they are shipped. Deposits we make with our suppliers are recorded as prepaid expenses. During the first six months of 2005, cash used to increase inventory by $810,000 and cash generated by the increase in accounts payable and accrued liabilities of $1,475,000 were mainly related to transactions associated with our licensee agreements.

Investing activities. During the first six months of 2005, we used cash of $59,000 related to investing activities. This cash was used to purchase property and equipment.

Financing activities. During the first six months of 2005, we used cash of $131,000 to repay long-term debt compared with $419,000 in the first six months of 2004. Payments in 2004 included the payoff of a bank loan that was refinanced through another bank.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 11% of net sales during the first six months of 2005 and 12% of net sales during fiscal 2004. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $194,000 at June 30, 2005, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $19,400.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At June 30, 2005, we had $392,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at June 30, 2005, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,400.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2005, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2005, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on June 7, 2005. At this meeting the following persons were elected to serve as directors until the 2006 Annual Meeting of Shareholders:

	For	Withheld
Steven E. Brown	17,654,530	67,132
David H. Brune	17,654,530	67,132
J. Ike Guest	17,652,980	68,682
Clinton H. Howard	17,654,325	67,337
Wayne R. Holbrook	17,643,775	77,887
Joseph P. Philipp	17,643,980	77,682
Kenneth L. Sabot	17,652,775	68,887

Also at our Annual Meeting of Shareholders, the shareholders ratified a proposal to appoint Grant Thornton LLP as our independent registered accounting firm for the year ending December 31, 2005. The vote ratifying this proposal was as follows:

For – 17,695,662	Against – 7,000	Abstained – 19,000

However, as reported in a report filed on Form 8-K dated June 6, 2005, Grant Thornton declined to stand for re-appointment as our independent registered accounting firm. As a result, our Audit Committee appointed Lane Gorman Trubitt, LLP as our independent registered accounting firm for the year ending December 31, 2005. The appointment of the new independent registered accounting firm was reported in a report filed on Form 8-K dated July 8, 2005.

Item 5. Other Information.

None

Item 6. Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royal BodyCare, Inc.
Registrant

By:	/s/ Clinton H. Howard
Its:	Chief Executive Officer

By:	/s/ Steven E. Brown
Its:	Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE:	August 12, 2005 Irving, Texas

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.