Form 10-Q
period 2005-09-30
ROYAL BODYCARE INC/NV
filed 2005-11-14
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ExchangeAct).    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Number of shares of common stock, par value $0.001, outstanding at October 28, 2005: 20,056,294

Item 1. FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,980,402	$1,051,511
Accounts receivable	300,587	435,109
Inventories	3,242,428	2,237,165
Deferred income tax assets	23,298	22,473
Prepaid expenses and other	389,755	451,569

Total current assets	5,936,470	4,197,827

Property & equipment, net	4,096,035	4,423,883

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	247,181	278,986

Other assets	172,103	158,313

	$12,546,843	$11,154,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,090,076	$815,100
Accrued liabilities	3,535,140	2,742,828
Current maturities of long-term debt	390,881	391,449
Lines of credit	122,995	125,644

Total current liabilities	5,139,092	4,075,021

Long term debt, less current maturities	2,584,585	2,760,997

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,056,294 shares issued and outstanding at September 30, 2005 and December 31, 2004	20,056	20,056
Additional paid-in capital	12,789,978	12,789,978
Accumulated deficit	(7,919,507)	(8,440,500)
Accumulated other comprehensive loss	(67,361)	(51,489)

	4,823,166	4,318,045

	$12,546,843	$11,154,063

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarters Ended September 30,
	2005	2004
Net sales	$4,914,551	$4,066,225

Cost of sales	1,979,578	1,388,812

Gross profit	2,934,973	2,677,413

Operating expenses
Distributor commissions	801,707	839,225
General and administrative	1,776,673	1,657,251
Depreciation and amortization	144,868	144,911

Total operating expenses	2,723,248	2,641,387

Operating profit	211,725	36,026

Interest expense	62,279	64,501
Other income	—	(46,675)

	62,279	17,826

Earnings before income taxes	149,446	18,200

Provision for income taxes	—	—

Net earnings	$149,446	$18,200

Basic earnings per share:

Basic earnings per share	$0.01	$0.00

Basic weighted average common shares outstanding	20,056,294	20,056,294

Diluted earnings per share:

Diluted earnings per share	$0.01	$0.00

Diluted weighted average common shares outstanding	22,202,158	20,478,345

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Net sales	$14,412,650	$13,023,574

Cost of sales	5,554,008	4,478,903

Gross profit	8,858,642	8,544,671

Operating expenses
Distributor commissions	2,454,248	2,728,446
General and administrative	5,261,672	5,067,323
Depreciation and amortization	432,725	435,216

Total operating expenses	8,148,645	8,230,985

Operating profit	709,997	313,686

Interest expense	189,004	198,168
Other income	—	(125,079)

	189,004	73,089

Earnings before income taxes	520,993	240,597

Provision for income taxes	—	—

Net earnings	$520,993	$240,597

Basic earnings per share:

Basic earnings per share	$0.03	$0.01

Basic weighted average common shares outstanding	20,056,294	20,000,738

Diluted earnings per share:

Diluted earnings per share	$0.02	$0.01

Diluted weighted average common shares outstanding	21,147,160	21,109,088

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$520,993	$240,597
Adjustment for non-cash items:
Depreciation and amortization	443,417	442,472
Loss on disposition of equipment	427	—
Change in operating assets and liabilities
Accounts receivable	133,253	(21,227)
Inventories	(1,001,480)	(334,762)
Prepaid expenses and other	62,316	(187,837)
Other assets	(13,513)	(8,769)
Accounts payable and accrued liabilities	1,063,920	340,588

Net cash provided by operating activities	1,209,333	471,062

Net Cash flows from investing activities:
Purchase of property and equipment	(91,874)	(89,147)
Proceeds from disposition of property and equipment	27,631	—

Net cash used by investing activities	(64,243)	(89,147)

Cash flows from financing activities:
Net payments of lines of credit	(2,649)	(3,329)
Payments of long term debt	(195,474)	(480,840)
Proceeds from borrowing	—	224,263
Proceeds from the exercise of stock options	—	14,500

Net cash used by financing activities	(198,123)	(245,406)

Effect of exchange rate changes on cash flows	(18,076)	2,850

Net increase in cash and cash equivalents	928,891	139,359

Cash and cash equivalents, beginning of period	1,051,511	501,757

Cash and cash equivalents, end of period	$1,980,402	$641,116

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

The Company accounts for payments made to its Associates (as hereinafter defined) in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than a distributor commission expense. Accordingly, the Company made the following reclassifications with respect to the quarter and nine months ended September 30, 2004, which reclassifications had no effect on operating profit, net earnings or earnings per share.

		Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
Net sales	As reported	$4,257,738	$13,647,287
	Rebates	(191,513)	(623,713)

	Reclassified	$4,066,225	$13,023,574

Distributor commissions	As reported	$1,030,738	$3,352,159
	Rebates	(191,513)	(623,713)

	Reclassified	$839,225	$2,728,446

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

RBC also markets its Nutritional Products in countries outside the United States, Canada and Japan through license arrangements. The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute our products through an independent Associate network in the licensed territory. Under these arrangements, the independent distributor network in a licensed territory is compensated by the licensee according to the same or a similar compensation plan as the one used by RBC for its Associates in the United States, Canada and Japan.

In addition to its Nutritional Products, RBC also markets a line of wound care and oncology products throughout the United States under the MPM Medical trade name. These products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

The Company recently decided to expand sales of Nutritional Products through expansion of its Associate network into South Korea. This decision is contingent upon closing a $1.3 million credit facility from a bank to help fund this expansion plan. This credit facility, which has been tentatively approved by the bank, is more fully described in Note H below.

Note C – Inventories:

Inventories at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
Raw materials and bulk products	$597,792	$377,075
Packaging Materials	393,925	369,139
Finished goods	2,250,711	1,490,951

	$3,242,428	$2,237,165

Note D – Property and Equipment:

Property and equipment at September 30, 2005 and December 31, 2004 consists of the following:

	September 30, 2005	December 31, 2004
Building and improvements	$2,758,983	$2,758,983
Computer software and office equipment	2,973,628	2,941,387
Warehouse equipment	257,826	273,125
Automotive equipment	55,392	55,392
Leasehold improvements	18,830	18,164

	6,064,659	6,047,051
Less – accumulated depreciation	3,109,797	2,764,341

	2,954,862	3,282,710
Land	1,141,173	1,141,173

	$4,096,035	$4,423,883

Note E – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	September 30, 2005		December 31, 2004
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

		September 30, 2005		December 31, 2004
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Distribution contracts	8	$277,369	$(137,439)	$277,369	$(112,727)
Copyrights, trademarks and other registrations	19	99,100	(21,802)	99,100	(17,838)
Other	11	47,600	(17,647)	47,600	(14,518)

		$424,069	$(176,888)	$424,069	$(145,083)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended September 30, 2005 and 2004 and $31,800 for the nine months ended September 30, 2005 and 2004. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2005 is as follows:

Remainder of 2005	$10,602
2006	42,407
2007	42,407
2008	42,407
2009	42,301
Thereafter	67,057

Total	$247,181

Note F – Accrued Liabilities:

Accrued liabilities at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
Deferred revenue for unshipped orders and order deposits	$2,512,591	$1,556,775
Distributor commissions	479,903	542,839
Salaries and wages	392,401	502,670
Sales and other taxes	73,084	56,298
Interest	21,091	21,849
Other	56,070	62,397

	$3,535,140	$2,742,828

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

	Quarters Ended September 30,
	2005	2004
Net earnings, as reported	$149,446	$18,200
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(19,527)	(19,894)

Pro forma net earnings (loss)	$129,919	$(1,694)

Earnings (loss) per share – basic and diluted
As reported	$0.01	$0.00
Pro forma	$0.01	$(0.00)

	Nine Months Ended September 30,
	2005	2004
Net earnings, as reported	$520,993	$240,597
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(58,581)	(59,877)

Pro forma net earnings	$462,412	$180,720

Basic earnings per share
As reported	$0.03	$0.01
Pro forma	$0.02	$0.01
Diluted earnings per share
As reported	$0.02	$0.01
Pro forma	$0.02	$0.01

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

The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in the first quarter of 2006. Although the Company has not completed its evaluation of the impact of adopting this statement, it expects adoption to affect its statement of operations, but have no effect on its financial condition or cash flows.

Note H – Long Term Obligations:

At September 30, 2005 and December 31, 2004 long-term debt consists of the following:

	September 30, 2005	December 31, 2004
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building	$2,595,658	$2,674,395
Note payable to bank bearing interest at prime plus 1.50% (8.0% at September 30, 2005) due in monthly installments of $9,500 through July 2006	95,102	173,150

	September 30, 2005	December 31, 2004
U. S. Small Business Administration note bearing interest at prime plus 2.75% (9.5% at September 30, 2005) due in monthly installments of approximately $4,400 through July 2008	135,916	166,901
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1997), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	123,000	128,000
Capital lease obligation	15,790	—
Other	10,000	10,000

	2,975,466	3,152,446
Less – current maturities	390,881	391,449

	$2,584,585	$2,760,997

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.

The Company recently decided to expand sales of Nutritional Products through expansion of its Associate network into South Korea. This decision is contingent upon closing a $1.3 million credit facility from a bank to help fund this expansion plan. This credit facility, which has been tentatively approved by the bank, would bear interest at prime plus 1% and be comprised of a $900,000 line of credit secured by inventory and accounts receivable and a five-year note in the amount of $400,000 secured by equipment.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended September 30, 2005
Net sales	$4,179	$736	$4,915
Depreciation and amortization	138	10	148
Operating profit	124	88	212
Capital expenditures	33	—	33
Total assets	11,337	1,210	12,547

Quarter ended September 30, 2004
Net sales	$3,538	$528	$4,066
Depreciation and amortization	138	10	148
Operating profit	16	20	36
Capital expenditures	32	—	32
Total assets	10,059	931	10,990

Nine Months ended September 30, 2005
Net sales	$12,311	$2,102	$14,413
Depreciation and amortization	413	30	443
Operating profit	481	229	710
Capital expenditures	92	—	92
Total assets	11,337	1,210	12,547

Nine Months ended September 30, 2004
Net sales	$11,555	$1,469	$13,024
Depreciation and amortization	412	30	442
Operating profit	272	42	314
Capital expenditures	89	—	89
Total assets	10,059	931	10,990

Financial information summarized geographically for the quarters and nine months ended September 30, 2005 and 2004 is listed below (in thousands):

	Net sales	Long-Lived assets
Quarter ended September 30, 2005
Domestic	$2,602	$6,217
Canada	496	393
Former Soviet Union	1,735	—
All others	82	—

Totals	$4,915	$6,610

Quarter ended September 30, 2004
Domestic	$2,415	$6,686
Canada	481	408
Former Soviet Union	1,107	—
All others	63	—

Totals	$4,066	$7,094

	Net sales	Long-Lived assets
Nine Months ended September 30, 2005
Domestic	$7,834	$6,217
Canada	1,510	393
Former Soviet Union	4,873	—
All others	196	—

Totals	$14,413	$6,610

Nine Months ended September 30, 2004
Domestic	$7,564	$6,686
Canada	1,579	408
Former Soviet Union	3,643	—
All others	238	—

Totals	$13,024	$7,094

Significant Customers

The Company recorded sales to Coral Club International, Inc., a licensee of the Company, in the amount of $1,735,000 and $1,107,000 during the quarters ended September 30, 2005 and 2004, respectively, and $4,873,000 and $3,643,000 in the nine months ended September 30, 2005 and 2004, respectively. These sales accounted for more than 10% of net sales in these quarters. In no other case did a customer of the Company account for more than 10% of net sales during the quarters or nine months ended September 30, 2005 or 2004.

Note J – Earnings Per Share:

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share
Quarter ended September 30, 2005
Basic earnings per common share	$149,446	20,056,294	$0.01
Effect of dilutive stock options	—	2,145,864

Diluted earnings per common share	$149,446	22,202,158	$0.01

Quarter ended September 30, 2004
Basic earnings per common share	$18,200	20,056,294	$0.00
Effect of dilutive stock options	—	422,051

Diluted earnings per common share	$18,200	20,478,345	$0.00

Nine months ended September 30, 2005
Basic earnings per common share	$520,993	20,056,294	$0.03
Effect of dilutive stock options	—	1,090,866

Diluted earnings per common share	$520,993	21,147,160	$0.02

Nine Months ended September 30, 2004
Basic earnings per common share	$240,597	20,000,738	$0.01
Effect of dilutive stock options	—	1,108,350

Diluted earnings per common share	$240,597	21,109,088	$0.01

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 402,000 and 442,000 for the quarters ended September 30, 2005 and 2004, respectively, and 402,000 and 444,000 for the nine months ended September 30, 2005 and 2004, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and nine months ended September 30, 2005 and 2004, and accordingly have been excluded from the computation.

Note K – Comprehensive Income:

Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarters Ended September 30,
	2005	2004
Net earnings	$149,446	$18,200
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,218)	16,235

Comprehensive income	$140,228	$34,435

	Nine Months Ended September 30,
	2005	2004
Net earnings	$520,993	$240,597
Other comprehensive income (loss):
Foreign currency translation adjustment	(15,872)	6,078

Comprehensive income	$505,121	$246,675

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and all other similar expressions) will, should or may occur in the future are forward looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Factors that could cause or contribute to such differences include, but are not limited to:

•	general economic conditions

•	general market acceptance of our products and distribution methods

•	introduction of competitive products

•	pricing of directly and indirectly competitive products

•	the continued market acceptance of our proprietary versions of silica-mineral hydride powder and other raw materials formerly supplied by a third-party supplier as unique and beneficial product ingredients

•	our ability to modify existing product formulations or develop new formulations consistent with new scientific research in the nutrition industry

•	the introduction of competitive business opportunities that may attract potential Associates to other businesses

•	the continued reduction in demand for our Nutritional Products in North America

•	the continued reduction in the number of active Associates in North America, which is related to our ability to increase the rate at which new Associates are recruited to join us or to decrease the rate of attrition of our active Associates, or a combination of both

•	legislative and regulatory actions affecting the manufacturing or marketing of our products and/or distribution methods

•	a change in market conditions in the territory of Coral Club International, Inc., a licensee which provided 34% of our net sales in the first nine months of 2005 and 30% of our net sales in the year of 2004

•	a change in market conditions related to, or buying patterns of, the largest distributor of our Medical Products, which accounted for 44% of Medical Products net sales in the first nine months of 2005 and 37% of Medical Products net sales in the year of 2004

•	our ability to meet future cash flow estimates to support our goodwill impairment testing

•	our ability to obtain future financing to fund internal growth and our future capital requirements

•	the loss of key management personnel

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products.

•	Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) weight loss products, and (iii) fitness products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In the United States, Canada and Japan, we distribute Nutritional Products directly through a network of independent Associates. In markets other than the United States, Canada and Japan, we distribute Nutritional Products through exclusive license arrangements with third parties, who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•	Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Net Sales. Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2005		2004
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,364	48%	$2,395	59%
Licensees	1,815	37%	1,143	28%

	4,179	85%	3,538	87%
Medical Products	736	15%	528	13%

	$4,915	100%	$4,066	100%

	Nine Months Ended September 30,
	2005		2004
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$7,248	50%	$7,767	60%
Licensees	5,063	35%	3,788	29%

	12,311	85%	11,555	89%
Medical Products	2,102	15%	1,469	11%

	$14,413	100%	$13,024	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	79%	79%	79%	79%
Canada	21	20	21	20
Japan	—	1	—	1

	100%	100%	100%	100%

Net sales through the Associate network have declined, in our view, primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations – Quarter ended September 30, 2005 Compared with Quarter ended September 30, 2004 – Net sales.” To increase sales through this distribution channel, we recently decided to expand our Associate network into South Korea. This decision is contingent upon closing a $1.3 million credit facility from a bank to help fund this expansion plan, which credit facility is described in further detail below under the caption “Liquidity and Capital Resources – General liquidity and cash flows.” Although there is no assurance that expansion into South Korea will improve our operating results, based on information we have developed to date through our planning process, we believe that expansion into this market will make a positive contribution to the Company’s consolidated net sales and future earnings.

Licensees. We sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. For the most part, licensees are required to distribute our products in the licensed territory through network marketing. We do not maintain inventory to fulfill licensee orders prior to receipt of a licensee product order; licensees are required to pay us a 50% deposit with their orders and then pay the balance when products are ready to ship. We recognize sales when we ship products to the licensees. Licensees also pay us a royalty, generally on a monthly basis, based on sales in their territories. We record these royalties as sales. Net sales in this distribution channel are mainly dependent upon the licensee’s success in building a distribution network in the licensed territory. Gross profit on sales to licensees is significantly less than on sales to our Associate network because we do not pay Associate commissions or incur other expenses related to product distribution in the licensed territory.

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 96% of licensee net sales in the first nine months of 2005 and 2004, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and owns approximately 20% of our outstanding common stock.

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

This segment’s largest customer, a medical/surgical dealer, accounted for 44% and 32% of Medical Products net sales in the first nine months of 2005 and 2004, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.3	34.2	38.6	34.4

Gross profit	59.7	65.8	61.4	65.6
Operating expenses:
General and administrative	36.2	40.8	36.5	38.9
Distributor commissions	16.3	20.6	17.0	21.0
Depreciation and amortization	2.9	3.6	3.0	3.3

Total operating expenses	55.4	65.0	56.5	63.2

Operating profit	4.3	.8	4.9	2.4
Interest expense	1.3	1.6	1.3	1.5
Other income	—	(1.2)	—	(1.0)

	1.3	.4	1.3	.5

Earnings before income taxes	3.0	.4	3.6	1.9
Provision for income taxes	—	—	—	—

Net earnings	3.0%	.4%	3.6%	1.9%

Quarter ended September 30, 2005 Compared with Quarter ended September 30, 2004

Net sales. Net sales for the quarter ended September 30, 2005 were $4,915,000 compared with net sales for the prior year of $4,066,000, an increase of $849,000 or 21%. This increase was due to a $641,000 increase in net sales of Nutritional Products and a $208,000 increase in net sales of Medical Products. While sales of Nutritional Products to our licensees increased $672,000, sales of Nutritional Products to our Associate network declined $31,000.

Associate Network. The decline in sales to our Associate network primarily relates, in our view, to a decline in the number of active Associates. We consider an Associate active if he or she has purchased during the previous 12 months. The decline in the number of active Associates results, we believe, from low levels of sponsoring of new Associates by the current Associate network. Because attrition of active Associates is characteristic of this marketing channel, to prevent a decline in the Associate network, the rate of new Associate sponsorship must be sufficient to offset normal attrition. The low level of sponsorship we have experienced is the continuation of a trend that largely began with the breach of a supply agreement by a former supplier, who was also a former member of our Board of Directors. In contravention of the supply agreement in force at the time, in May 2002 this former supplier refused to continue to supply his products to us and instead began to supply a competitor. Since this supplier supplied raw materials used in the production of our key products and was central to our brand, his departure dramatically reduced the confidence of our Associates as well as their motivation to introduce our products and our business to prospective new Associates. This reduced confidence and motivation has resulted in levels of sponsorship that have been inadequate to offset normal attrition of active Associates.

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

Licensees. The growth in net sales to our licensees relates to growth of CCI. Sales to CCI increased $628,000 in the third quarter of 2005. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, our sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Sales to CCI in the third quarter of 2005 decreased $405,000 from second quarter sales of $2,140,000. Backlog related to CCI’s account was $3,491,000, $3,487,000 and $1,864,000 at September 30, 2005, June 30, 2005 and September 30, 2004, respectively.

Medical products. The growth in net sales of Medical Products is mainly related to increased sales to our largest customer in this segment. Sales to this customer increased $158,000 during the third quarter of 2005 compared to the third quarter of 2004. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the quarter ended September 30, 2005 was $1,980,000 compared with cost of sales in the prior year of $1,389,000, an increase of $591,000 or 43%. As a percentage of net sales, cost of sales was 40% in 2005 and 34% in 2004. As a percentage of net sales, gross profit declined 6% mainly for two reasons: (i) a change in the product mix of Nutritional Products sold, principally with regard to products sold to licensees; and (ii) a change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross profit for products sold to licensees is lower than the gross profit for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to product distribution in the licensed territory.

Distributor commissions. Distributor commissions for the quarter ended September 30, 2005 were $802,000 compared with distributor commissions in 2004 of $839,000, a decrease of $37,000 or 4%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were 34% in the third quarter of 2005 compared with 36% in the third quarter of 2004. The higher percentage in the third quarter of 2004 related mainly to the payment of extra commission incentives to certain Associates who joined us in the first quarter of 2004. On a consolidated basis, distributor commissions as a percentage of net sales declined to 16% in the third quarter of 2005 compared with 21% in 2004. This percentage decline was related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees, and the percentage decline in distributor commissions paid to the Associate network.

General and administrative. General and administrative expenses for the quarter ended September 30, 2005, were $1,777,000 compared with 2004 expenses of $1,657,000, an increase of $120,000 or 7%. This increase was the result of a $99,000 increase in expenses in the Nutritional Products segment and a $21,000 increase in expenses in the Medical Products segment. General and administrative expenses in the Nutritional Products segment included $36,000 related to the planned expansion of Associate network distribution into South Korea described above. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 36% and 41% in 2005 and 2004, respectively.

Other income. Other income in the third quarter of 2004 represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. This settlement was fully paid in December 2004.

Net earnings. As a result of the factors described above, the net earnings for the quarter ended September 30, 2005 were $149,000, or $.01 per share, compared with net earnings in the prior year of $18,000 or $.00 per share.

Nine months ended September 30, 2005 Compared with nine months ended September 30, 2004

Net sales. Net sales for the nine months ended September 30, 2005 were $14,413,000 compared with net sales for the prior year of $13,024,000, an increase of $1,389,000 or 11%. This increase was due to a $756,000 increase in net sales of Nutritional Products and a $633,000 increase in net sales of Medical Products. While sales of Nutritional Products to our licensees increased $1,275,000, sales of Nutritional Products to our Associate network declined $519,000.

Associate Network. The decline in sales to our Associate network primarily relates, in our view, to a decline in the number of active Associates, as fully discussed above under Results of Operations – Quarter ended September 30, 2005 Compared with Quarter ended September 30, 2004 – Net sales.

Licensees. The growth in net sales to our licensees relates to growth of CCI. Sales to CCI increased $1,230,000 in the first nine months of 2005. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.

Medical products. The growth in net sales of Medical Products is mainly related to increased sales to our largest customer in this segment. Sales to this customer increased $439,000 during the first nine months of 2005 compared to the first nine months of 2004. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the nine months ended September 30, 2005 was $5,554,000 compared with cost of sales in the prior year of $4,479,000, an increase of $1,075,000 or 24%. As a percentage of net sales, cost of sales was 39% in 2005 and 34% in 2004. As a percentage of net sales, gross profit declined 5% mainly for two reasons: (i) a change in the product mix of Nutritional Products sold, principally with regard to products sold to licensees; and (ii) a change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross profit for products sold to licensees is lower than the gross profit for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to product distribution in the licensed territory.

Distributor commissions. Distributor commissions for the nine months ended September 30, 2005 were $2,454,000 compared with distributor commissions in 2004 of $2,728,000, a decrease of $274,000 or 10%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were 34% in the first nine months of 2005 compared with 36% in the first nine months of 2004. The higher percentage in the first nine months of 2004 related mainly to the payment of extra commission incentives to certain Associates who joined us in the first quarter of 2004. On a consolidated basis, distributor commissions as a percentage of net sales declined to 17% in the first nine months of 2005 compared with 21% in 2004. This percentage decline was related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees, and the percentage decline in distributor commissions paid to the Associate network.

General and administrative. General and administrative expenses for the nine months ended September 30, 2005, were $5,262,000 compared with 2004 expenses of $5,067,000, an increase of $195,000 or 4%. This increase was the result of a $103,000 increase in expenses in the Nutritional Products segment and a $92,000 increase in expenses in the Medical Products segment. General and administrative expenses in the Nutritional Products segment included $95,000 related to the planned expansion of Associate network distribution into South Korea described above. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 37% and 39% in 2005 and 2004, respectively.

Other income. Other income in the first nine months of 2004 represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments calculated as a percentage of his gross revenues, as defined, up to an aggregate of $250,000. This settlement was fully paid in December 2004.

Net earnings. As a result of the factors described above, net earnings for the nine months ended September 30, 2005 were $521,000, or $.02 per share, compared with a net earnings in the prior year of $241,000 or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. During the nine months ended September 30, 2005, we had a net increase in cash of $929,000 compared with a net increase in cash of $139,000 in 2004. These cash increases were attributable to cash flows from operating activities.

At September 30, 2005, we had working capital of $797,000, a $674,000 improvement from working capital at December 31, 2004 of $123,000. This increase in working capital was related to an increase in current assets of $1,738,000 that was partially offset by an increase in current liabilities of $1,064,000.

Operating activities. In the first nine months of 2005, our operating activities provided cash flows of $1,209,000 compared with $471,000 in 2004. In the first nine months of 2005, net earnings adjusted for non-cash activities including depreciation and amortization and loss on disposition of equipment, provided cash flows of $965,000 compared with $683,000 in 2004. Cash flows from operating activities improved in the first nine months of 2005 because of the increase in net earnings and decreases in accounts receivable and prepaid expenses.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses, accounts payable, deferred revenues and accrued operating expenses. One of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI. In accordance with our licensee agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order. These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders. In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs. CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account. Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue, which we include as a component of accrued liabilities. Raw materials and bulk products purchased to fulfill licensee orders, as well as finished goods stored for CCI, are included in our inventory until they are shipped. Deposits we make with our suppliers are recorded as prepaid expenses. During the first nine months of 2005, cash used to increase inventory of $1,001,000 and cash generated by the increase in accounts payable and accrued liabilities of $1,064,000 were mainly related to transactions associated with our licensee agreements.

Investing activities. During the first nine months of 2005, we used cash of $64,000 related to investing activities. Cash was used to purchase property and equipment in the amount of $92,000, which was partially offset by proceeds from sales of property and equipment of $28,000.

Financing activities. During the first nine months of 2005, we used cash of $195,000 to repay long-term debt compared with $481,000 in the first nine months of 2004. Payments in 2004 included the payoff of a bank loan that was refinanced through another bank.

General liquidity and cash flows. We believe that the working capital requirements of our existing operations can be met through available cash and cash generated from operating activities for the foreseeable future; however, an overall decrease in demand for our products could adversely affect our liquidity. In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings, other types of debt or equity financings. We can give no assurance, however, that we would be able to obtain any additional outside financing or obtain financing on terms we would find acceptable.

We recently decided to expand our Associate network operations into South Korea. This decision is contingent upon closing a $1.3 million credit facility with a bank. This credit facility, which has been tentatively approved by the bank, would bear interest at prime plus 1% and be comprised of a $900,000 line of credit secured by inventory and accounts receivable and a five-year note in the amount of $400,000 secured by equipment. Funds obtained through this credit facility will be used for capital expenditures and operating expenses associated with the start up of Korean operations. We can give no assurance that we will be able to obtain this credit facility, whether on terms we would find acceptable or at all. In addition to this credit facility, we plan to seek additional outside sources of capital including bank borrowings, other types of debt or equity financings to provide further funding for this project. We can give no assurance, however, that we would be able to obtain additional outside financing on terms we would find acceptable.

We have no plans or requirements for any significant capital expenditures during the next twelve months other than those described above.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 10% of net sales during the first nine months of 2005 and 12% of net sales during fiscal 2004. We make advances to our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $13,000 at September 30, 2005, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $1,300.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At September 30, 2005, we had $354,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at September 30, 2005, a 10% increase in interest rates would adversely affect our financial position, annual results of operations, or cash flows by approximately $3,200.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2005, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2005, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Royal BodyCare, Inc.
Registrant

By:	/s/ Clinton H. Howard

Its:	Chief Executive Officer

By:	/s/ Steven E. Brown

Its:	Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE:	November 11, 2005
Irving, Texas

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.