Form 10-K/A
period 2004-12-31
ROYAL BODYCARE INC/NV
filed 2005-12-06
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑.

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

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend and restate Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 10-K”), which was filed with the Securities and Exchange Commission on March 31, 2005 by Royal BodyCare, Inc. (the “Company”). To conform to the requirements of SEC Regulation S-K, this amendment amends and restates disclosure in Item 9A concerning the design of the Company’s disclosure controls and procedures and the conclusion of the Chief Executive Officer and the Chief Financial Officer regarding the effectiveness of these disclosure controls and procedures as of December 31, 2004. In addition, this amendment amends and restates the signature page of the 2004 10-K to identify the individual signing in the capacity of principal accounting officer.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A and Item 15 of the 2004 10-K have been amended and restated in their entirety. No changes have been made in this Form 10-K/A that modify or update other disclosures as presented in the original 2004 10-K.

PART II

Item 9A.	Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2004, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2004, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

ROYAL BODYCARE, INC., a Nevada corporation

Date: December 5, 2005	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard	Chairman of the Board of
Clinton H. Howard	Directors and Chief Executive Officer	December 5, 2005

/s/ Steven E. Brown	Director, Vice President-Finance,
Steven E. Brown	Chief Financial Officer and Principal Accounting Officer	December 5, 2005

/s/ Wayne R. Holbrook	Director, President	December 5, 2005
Wayne R. Holbrook

/s/ Kenneth L. Sabot	Director, Senior Vice President-
Kenneth L. Sabot	Operations	December 5, 2005

/s/ David H. Brune	Director	December 5, 2005
David H. Brune

/s/ J. Ike Guest	Director	December 5, 2005
J. Ike Guest

/s/ Joseph. P. Philipp	Director	December 5, 2005
Joseph P. Philipp

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(b)	Exhibits.

Ex. No.	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Amendment No. 1 to Bylaws(2)

4.1	Specimen copy of Certificate for Common Stock(1)

4.2	Specimen copy of 10% Convertible Notes issued in 1997(3)

4.3	The 2003 Stock Incentive Plan(4)

10.2	Form of Member Agreement and Policies with Distributors(3)

10.3	Form of Indemnification Agreement(1)

10.4	Real Estate Purchase Agreement(5)

10.5	Employment Agreement with Clinton H. Howard(6)

10.6	Employment Agreement with Wayne R. Holbrook(8)

10.7	Employment Agreement with Kenneth L. Sabot(8)

10.8	Employment Agreement with Steven E. Brown(8)

10.9	Employment Agreement with Dennis N. Windsor(8)

10.10	Employment Agreement with G. Trevor Scofield(8)

10.11	Employment Agreement with Jerry L. Phelps(8)

10.12	Employment Agreement with Paul R. Miller(8)

10.13	Exclusive Distributorship Agreement with Coral Club International, Inc.(9)

14.1	Code of Ethics(8)

21.1	List of company subsidiaries(10)

23.1	Consent of Grant Thornton LLP, independent registered public accountants to incorporation of reports by reference(10)

23.2	Consent of legal counsel, Gardere Wynne Sewell LLP(7)

24.1	Power of Attorney(7)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(3)	Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(4)	Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000
(6)	Incorporated by reference to the Current Report on Form 8-K filed December 2, 2003
(7)	Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003
(8)	Incorporated by reference to the Annual Report on Form 10-K filed December 31, 2003
(9)	Incorporated by reference to the Current Report on Form 8-K filed July 20, 2004
(10)	Incorporated by reference to the Annual Report on Form 10-K filed March 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BODYCARE, INC., a Nevada corporation

Date: December 5, 2005	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Date: December 5, 2005	By:	/s/ Steven E. Brown
Vice President-Finance and Chief Financial Officer