Form 10-K
period 2005-12-31
ROYAL BODYCARE INC/NV
filed 2006-03-24
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                 Accelerated filer  ☐                                                 Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005: $2,012,336

Number of shares of common stock outstanding as of March 1, 2006: 20,155,294

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD LOOKING STATEMENTS

The statements, other than statements of historical or present facts included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Our forward-looking statements speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. Many important factors that could cause such a difference are described in this Form 10-K in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

ROYAL BODYCARE, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2005

PART I

Item 1. Business

Overview

Royal BodyCare, Inc., a Nevada corporation, and its subsidiaries (sometimes hereinafter referred to collectively as “we”, “our”, the “Company” or “RBC”), are principally engaged in marketing nutritional products through an international network of independent distributors that we refer to as “Associates.” Our core product line can be divided into three broad categories: (i) wellness products, (ii) weight loss products and (iii) sports and fitness products (collectively “Nutritional Products”). This product line includes herbal formulas, vitamins, minerals, antioxidants and personal care products. We market these products in certain countries outside of the United States, Canada and Japan through exclusive licensing arrangements. In November 2005, we announced plans to expand our market for Nutritional Products into South Korea. We plan to use the same Associate network distribution model in South Korea that we use in the United States, Canada and Japan.

Also in November 2005, we announced our decision to change the brand name under which we market our Nutritional Products from Royal BodyCare to RBC Life Sciences. We made this change to more clearly identify our brand name with the products we sell, to reflect the advanced level of biotechnology that is incorporated into our product line, and to improve the direct marketing opportunity for our Associates. At the 2006 annual meeting of shareholders, the Board of Directors will recommend to our shareholders that they approve a change in the name of the Company from Royal BodyCare, Inc. to RBC Life Sciences, Inc.

Our Nutritional Products are distributed through a network marketing system in which Associates purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates to do the same. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates. The marketing effort of our Associates involves person-to-person communication of information related to our products and the system by which they are marketed. We believe this feature makes network marketing a more effective means of marketing our products than in-store retail sales where there is little or no direct explanation of product benefits. Network marketing provides financial opportunity to a broad cross-section of people, including those seeking to simply supplement other income, as well as those who desire a full-time home-based business.

In addition to Nutritional Products, we also market a line of wound care and oncology products (“Medical Products”) in the United States under the MPM Medical trade name. These products are distributed by us to hospitals, nursing homes, clinics and pharmacies through medical/surgical supply dealers and pharmaceutical distributors.

Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by email at webmaster@rbclifesciences.com. Our corporate web site address is www.rbclifesciences.com.

History

Our Chairman and Chief Executive Officer, Clinton H. Howard, formed our United States subsidiary in 1991 to distribute a line of aloe vera based personal care products and an aloe drink in the United States through network marketing. In 1992, we expanded the product line to include nutritional supplements and formed a Canadian subsidiary to distribute our products through network marketing in Canada. Shortly after its formation, the Canadian subsidiary acquired Pure Life International Products Inc., which distributed its own brand of nutritional products through network marketing, principally in Canada. In 2003, Pure Life was merged into our Canadian subsidiary.

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

Products

We market products in two industry segments. The Nutritional Products segment, which accounted for 85%, 87% and 92% of consolidated net sales in 2005, 2004 and 2003, respectively, markets nutritional supplements and personal care products under the RBC Life Sciences trade name. The Medical Products segment markets wound care and oncology products under the MPM Medical trade name. For additional information related to these industry segments, please see Note O to our consolidated financial statements included under Part IV of this report.

Nutritional Products. We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed in three broad categories: (i) wellness products, (ii) weight loss products and (iii) sports and fitness products. Featured products include a powerful, broad-spectrum antioxidant, a daily multivitamin/mineral supplement, an energy drink, a weight loss system and a product to nourish and support the function of the immune system. Our finished products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control.

Our product line features certain raw materials manufactured by us according to proprietary formulations and processes in the emerging field of nanotechnology. Nanotechnology involves the manufacture and manipulation of molecules 1 to 100 nanometers in size. A nanometer is one-billionth of a meter. We developed these proprietary formulations and processes for our exclusive use. Raw materials manufactured using this technology include RBC NanoClusters, a mineral catalyst, silica-mineral hydride, a complex that has antioxidant and other beneficial properties, and HydraCel concentrate, a liquid form of RBC NanoClusters. We also use this technology to make and enhance the flavor of CocoaClustersTM and VanillaClustersTM, which are ingredients used in protein drink mixes that we market as part of our weight loss system. Our product line also features spirulina as a main ingredient in nutritional supplements and aloe vera as a main ingredient in our skin and personal care products. We maintain quality control of our products through our in-house laboratory facilities and operations, as well as through the facilities of our third-party suppliers.

We established our manufacturing facility in June 2002 to produce nanotechnology-based raw materials that were formerly sourced from a third-party supplier. Through the establishment of this facility, we developed our own proprietary manufacturing processes, improved the quality of the nanotechnology-based raw materials used in our product line and expanded the range of nanotechnology-based raw materials available to us.

Our primary products are antioxidant products marketed under the trade names Microhydrin® and Microhydrin Plus™, which collectively accounted for approximately 22% and 26% of consolidated sales in 2005 and 2004, respectively. The principal ingredient in these products is silica-mineral hydride, which we now produce in our own manufacturing facility using a proprietary process developed by us. No other product accounted for more than 10% of our sales.

Medical Products. We currently market a line of approximately 28 wound care and oncology products. The wound care products, which account for approximately 85% of Medical Products sales, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions. These products include wound and skin cleansers, wound dressings, a moisture barrier cream and a unique hydrogel wound dressing with Lidocaine. The oncology products are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain and itching caused by radiation reactions in the skin and the internal mucosa.

Manufacturing and Product Sourcing

As described above, we contract with third-party manufacturers and suppliers to produce all of our finished products. This strategy provides operating flexibility with minimum investment and helps us to control operating costs. We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years. We do not have long-term contracts with any of our manufacturers or suppliers. Many of our products can be obtained from a number of sources at competitive prices.

We manufacture certain proprietary raw materials used by our manufacturers and suppliers in the production of many Nutritional Supplement products. We began manufacturing these raw materials in June 2002 to replace raw materials that were formerly purchased from a third-party supplier. These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use. Our manufacturing operations are conducted at our headquarters located in Irving, Texas.

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2005, 2004 and 2003, please see Note O to our consolidated financial statements included under Part IV of this report.

Independent Distributor Network

Overview. We market Nutritional Products in the United States, Canada and Japan through a network of independent distributors that we refer to as “Associates.” In November 2005, we announced plans to expand this Associate network into South Korea. In using this distribution model, we sell substantially all of our Nutritional Products in these markets through individuals who are not our employees. Our Associates generally purchase products from us for resale to consumers or for personal consumption. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close associates. We believe that network marketing is an effective method of distribution because it allows person-to-person interaction about our products and business, which is not readily available through other distribution channels.

Our sales in these markets are dependent upon the number and productivity of our Associates. Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates. We had approximately 15,000 active Associates at December 31, 2005, of whom approximately 12,250 were located in the United States, 2,700 were located in Canada and 50 were located in Japan. This compares to approximately 17,150 active Associates at December 31, 2004, of whom approximately 14,000 were located in the United States, 3,000 were located in Canada and 150 were located in Japan. We consider an Associate active if he/she has placed an order within the previous 12 months. The decline in active Associates is the result of low levels of sponsorship of new Associates by our present Associate base. In an effort to reverse this trend, we have developed and introduced new products, recreated our core marketing message, focused our product strategy, developed new marketing materials and methods for use by our Associates and introduced changes to our Associate compensation plan designed to encourage sponsoring activities. While we believe these actions will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

We do not have any significant accounts receivable from our Associates because they are required to pay for purchases prior to shipment. Associates pay for products primarily by credit card, although orders can also be paid with cash, direct account withdrawal, money orders or checks. We are not dependent upon the sales of any individual Associate, the loss of whom would have a material adverse effect on our business.

Associates. A person who wishes to become an Associate must complete an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s organization. New Associates sign a written contract and agree to adhere to our policies and procedures that govern the activities of Associates. An Associate has the right to purchase products from us at wholesale, sponsor new Associates and earn compensation in accordance with our Associate compensation plan. While some Associates sell our products and recruit new Associates on a full-time basis, the majority engages in these activities on a part-time basis or only purchase our products for personal consumption.

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

We also use the Internet to support our Associates and enhance communication with them. Through our web site, Associates can obtain information about us and our products. They can also obtain other current information such as new product announcements and descriptions of product specials and other sales promotions. In addition, Associates have the ability to sponsor new Associates and to place orders through our web site. To help our Associates effectively manage their businesses, we allow them to obtain a wide-range of information related to their downline organization directly from our database, which can be accessed through the Internet.

Compliance. On occasion, Associates fail to adhere to our Associate policies and procedures. We systematically review reports of alleged Associate misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that an Associate has violated any of our Associate policies and procedures, we may take a number of disciplinary actions. For example, we may terminate the Associate’s purchase and distribution rights completely or impose sanctions, such as warnings or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied or take other appropriate actions at our discretion.

Returns. Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund. We reimburse the Associate with product or credit on account upon receipt of proper documentation and the return of the remaining product.

Product returned by Associates that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid. Returned product that was damaged during shipment to the customer is 100% refundable. Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement. For the years 2005, 2004 and 2003, returns were less than 1% of sales.

Overseas Distributors

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain overseas markets. Most of our sales under these arrangements are to Coral Club International, Inc. (“CCI”), which has exclusive distribution rights in the former Soviet Union and certain other countries, principally in Eastern Europe. Sales to CCI were 34%, 30% and 19% of consolidated net sales in 2005, 2004 and 2003, respectively. Under arrangements with other licensees, our products are also distributed in Western Europe, New Zealand and Indonesia.

Pursuant to these arrangements, the overseas licensees, who are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories through, for the most part, network marketing. The independent distributor networks of licensees using the network marketing distribution model are compensated through the same or a similar compensation plan as that used by us for our Associates in the United States, Canada and Japan.

Medical Products Distribution

At December 31, 2005, the MPM sales force consisted of four full-time sales representatives, one part-time sales representative and approximately 18 manufacturer representatives assigned to specific geographic territories within the United States. This compares to a sales force at December 31, 2004 that consisted of four full-time sales representatives and approximately six manufacturer representatives. During the latter half of 2005, we contracted with and assigned manufacturer representatives to geographic territories not previously covered by the MPM sales force.

Our sales force calls on customers that use our wound care or oncology products, as well as the dealers and distributors through whom our customers purchase these products. Wound care products are distributed to hospitals, nursing homes and home health care agencies throughout the United States primarily through a traditional, unaffiliated nationwide network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies primarily through a traditional, unaffiliated nationwide network of pharmaceutical distributors. We do not have long-term supply contracts with any of our customers, dealers or distributors.

During 2005 and 2004, a medical/surgical dealer significantly expanded its business and, as a result, increased its purchases of wound care products from MPM. This dealer accounted for 47%, 37% and 8% of Medical Products net sales in 2005, 2004 and 2003, respectively.

Trademarks, Patents or Other Intellectual Property

We have trademark registrations in the United States and certain foreign jurisdictions of the name Royal BodyCare, our crown logo and the name Microhydrin, and we have trademark registrations in the United States of certain other key product and product ingredient names. In addition, we have trademark applications pending in the United States and certain foreign jurisdictions for the name RBC Life Sciences and other key trade dress used by us. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used.

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

We do not maintain inventory in anticipation of product orders from our overseas licensees. Under the terms of our license agreements, the licensee is required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and allow two to three months for delivery. In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account. However, we do not recognize sales until the products are shipped. Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment. Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests. Backlog was approximately $2,436,000 and $2,305,000 at December 31, 2005 and 2004, respectively.

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

Our Medical Products also face heavy competition. In the wound care product market, we compete against a number of companies, most of which are significantly larger and have far greater financial resources. The oncology products market in which we compete is highly fragmented and largely undefined with the principal competition being a line of products marketed by Medline Industries. We endeavor to compete by offering unique and effective products at competitive prices.

Research and Development

From time to time, we have contracted with scientists at universities, medical colleges and private research organizations to conduct small studies to evaluate the safety and functions of our products. Most of these studies have been conducted to evaluate the safety and functions of Microhydrin. Amounts expended to fund these studies have not been significant.

We enhance our product line through the development of new products and the improvement of existing products. New product ideas are derived from a number of sources, including in-house personnel with significant experience in nutritional product formulation and development, medical and nutrition professionals, trade publications, scientific and health journals, product suppliers and other third parties. Prior to introducing new products, we investigate product formulations to ensure that they are backed by sound scientific research and are in compliance with applicable regulations.

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

In the United States, the FDA regulates products under the Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated under that act. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) and related regulations. Such legislation governs the marketing and sale of nutritional supplements, including the content and presentation of health related information included on labels or labeling of nutritional supplements. Our largest product group in terms of sales includes products that are regulated as dietary supplements under the FDCA. We believe DSHEA provides a favorable regulatory climate to the dietary supplement industry.

Most of our Medical Products are regulated under the FDCA as medical devices. Under the FDCA, Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Most of our medical devices are classified as Class I, and we do not now nor intend to market any Class III medical devices.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of regulatory guidelines called General Controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth the current good manufacturing practices for medical devices, facility registration and product listing, reporting of adverse medical events and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Class II devices also are subject to the General Controls, and most require premarket demonstration of adherence to certain performance standards or other special controls in order to receive marketing clearance from the FDA. Premarket review and clearance by the FDA for these devices may be accomplished through the 510(k) premarket notification procedure. We believe that our medical devices are manufactured and marketed in accordance with these regulations.

In Canada, most of our Nutritional Products are classified as natural health products (“NHPs”). The manufacturing, packaging, labeling, storage, importation, advertising, distribution and sale of NHPs are subject to regulation by Health Canada through various agencies including the Natural Health Products Directorate. Health Canada regulates NHPs pursuant to the Food and Drugs Act (Canada), the Food and Drug Regulations, the Natural Health Product Regulations and various guidance documents and policies related thereto.

Prior to January 1, 2004, NHPs for which therapeutic claims were made were regulated as drugs requiring a Drug Identification Number (“DIN”). Effective January 1, 2004, NHPs in Canada became subject to new requirements under the Natural Health Product Regulations. For products already marketed in Canada as of that date, transition periods from January 1, 2004 for compliance with the requirements are provided, including two years for manufacturing practices and site license requirements, four years for the product license requirement for NHPs without a DIN and five years for the product license requirement for NHPs with a DIN. We have adopted a phased-in compliance strategy in accordance with the prescribed transition periods.

Advertising of products in the United States is subject to regulation by the FTC under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.

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

We cannot predict the nature of any future laws, regulations, interpretations or applications that may be administered by any federal, state or foreign regulatory authority, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition and results of operations.

Network Marketing. Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as “pyramid,” “chain distribution” or “endless chain” schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards requiring little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise’s products, rather than investments in the organizations or other non-retail sales related criteria or activity. In addition to federal regulation by the FTC in the United States, each state has enacted its own “Little FTC Act” to regulate sales and advertising. We actively strive to comply with all applicable state, federal and foreign laws and regulations affecting our distribution channel. We believe that our network marketing system satisfies the standards and case law defining a legal marketing system.

We cannot predict the nature of any future law, regulation, interpretation or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions or administrative orders, when and if promulgated, would have on our business in the future. It is possible that future developments may require that we revise our network marketing program. Any or all of these requirements could have a material adverse effect on our business, results of operations and financial condition.

Employees

As of December 31, 2005, we had 70 employees, one of whom was employed by RBC Life Sciences Korea Co., Ltd. in connection with the Company’s planned expansion into South Korea. At December 31, 2004, we had 69 employees. Other than fully staffing our planned Korean operation, we do not foresee any significant changes in the number of our employees during 2006.

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

Item 1A. Risk Factors.

If we continue to lose existing Associates more rapidly that we recruit new Associates, net sales from our Associate network will continue to decrease.

In 2005, 2004 and 2003 net sales from our Associates contributed 49%, 56% and 72%, respectively, of our consolidated net sales. In this channel, we distribute all of our products through independent Associates and we depend on them to generate all of our net sales. Our Associates may terminate their services at any time, and, like most network marketing companies, we experience high turnover among Associates from year to year. As a result, in order to maintain sales in the future, we need to retain existing Associates and recruit additional Associates. To increase net sales, we must increase the number of and/or the productivity of our Associates.

Net sales from our Associate network have declined 7%, 21% and 35% in 2005, 2004 and 2003, respectively, mainly as a result of a decline in the number of Associates. While we take many steps to help train, motivate and retain Associates, we cannot accurately predict how the number and productivity of Associates may fluctuate because we rely primarily upon our Associates to recruit, train and motivate new Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates. Several factors affect our ability to attract and retain Associates, including:

•	on-going motivation of our Associates;

•	general business and economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the nutritional supplement industry;

•	public perception and acceptance of network marketing;

•	public perception and acceptance of RBC and our products;

•	the limited number of people interested in pursuing network marketing as a business;

•	our ability to provide products that satisfy market demands; and

•	competition in recruiting and retaining active Associates

Two of our customers constitute a significant portion of our sales.

In 2005, two of our customers accounted for approximately 41% of consolidated net sales. One customer, Coral Club International, Inc. (“CCI”), a licensee that distributes Nutritional Products primarily in the former Soviet Union, accounted for 34% of consolidated sales in 2005. The other customer, a medical/surgical dealer that distributes Medical Products, accounted for 7% of consolidated sales in 2005. Accordingly, a loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition. Factors that could adversely affect our sales to these customers include, but are not limited to, changes in market conditions in the markets serviced by these customers, or an unfavorable change in our business relationship. CCI holds approximately 20% of our outstanding common stock.

Net sales of our Nutritional Products are dependent upon an independent sales force and third-party licensees, and we do not have direct control over the marketing of our products.

We rely on non-employee, independent Associates and third-party licensees to purchase, market and sell our products. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically engage in the distribution of our products on a part-time basis and may and likely will engage in other business activities, some of which may compete with us. We have a large number of Associates in relation to the size of our corporate staff to implement our marketing programs and to provide motivational support to our Associates. We undertake minimal effort to provide individual training to Associates. Associates may voluntarily terminate their agreements with us at any time and there is typically significant turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates. Associate net sales are directly dependent upon the efforts of these non-employee, independent Associates and future sales volume will depend in large part upon our success in maintaining or increasing the number of new Associates and improving the productivity of the Associates.

Licensees, which accounted for 36%, 31% and 20% of our consolidated net sales in 2005, 2004 and 2003, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements. Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products. Licensees are also responsible for all marketing and sales activities in the licensed territories. Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and future sales volume will depend in large part upon their success in the importation, marketing and distribution of our products in the licensed territories.

Our Associate network business is subject to the effects of adverse publicity and negative public perception.

Our ability to attract and retain Associates and to sustain and enhance sales through our Associates can be affected by adverse publicity or negative public perception regarding our industry, our competition or our business generally. This negative public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition and results of operations.

An unsuccessful attempt to expand operations into South Korea would adversely affect our business, operating results and financial condition.

In November 2005, we announced plans to expand the distribution of our Nutritional Products into South Korea. Expansion into foreign markets is subject to political, economic and social uncertainties, including:

•	inflation;

•	increases in custom duties and tariffs;

•	changes and limits in export controls;

•	government regulations and laws;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars and other hostilities; and

•	changes in the perception of network marketing.

Up until this time, all of our international operations, with the exception of Canadian operations, which were largely established through the acquisition of a Canadian company in 1992, have been conducted through licensees rather than through company-owned operations. Given the uncertainties involved in international expansion and our limited experience in establishing international operations, there is no assurance that our plan to market our products in South Korea will be successful. If this effort is not successful, it will have a material adverse effect on our business, results of operations and financial condition.

Our plan to expand operations into international markets subjects our business to political and economic risks.

We are in the process of expanding operations into South Korea, which operations are expected to commence in 2006. We believe that our ability to achieve future growth is dependent in part on our ability to continue to expand internationally. However, there can be no assurance that we will be successful in establishing operations in South Korea or any other market, or that new markets will be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any international market, meet local regulatory requirements or attract local customers. The failure to do so could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will have sufficient capital to finance our expansion plans in a timely manner. In many international markets, other network marketing companies already have significant market penetration, the effect of which could be to make it more difficult for us to recruit qualified Associates. There can be no assurance that, even if we are able to commence operations in foreign countries, there will be a sufficiently large population of persons inclined to participate in a network marketing system, such as ours.

Exchange rate fluctuations affect our foreign operations and could reduce our net sales and earnings.

In 2005, approximately 10% of consolidated net sales came from our Canadian operations, and we are currently in the process of expanding operations into South Korea. In addition, we intend to continue to expand our foreign operations, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws and policies that govern foreign investment in countries where we have and plan to have operations. If we continue to expand operations into foreign countries, our operating results will be increasingly subject to the risks of exchange rate fluctuations. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. To date we have not attempted to reduce our exposure to short-term exchange rate fluctuations by using foreign currency exchange contracts.

Taxation and transfer pricing considerations affect our international operations.

Our principal domicile is the United States. Under tax treaties, we are eligible to receive foreign tax credits in the United States for taxes actually paid abroad. Because we have foreign operations, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations. We have adopted transfer pricing arrangements with our subsidiaries to regulate intercompany transfers, which arrangements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services and contractual obligations, such as the payment of Associate incentives. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our earnings would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

We must rely on independent third parties for the supply of our products.

We depend on outside suppliers to supply certain raw materials used in the manufacture of our products. In addition, all of our finished products are manufactured by independent third parties. There is no assurance that our current suppliers and manufacturers will continue to reliably supply products to us at the level of quality we require. In the event any of our third-party suppliers and manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement suppliers and manufacturing sources. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on net sales or result in increased product returns.

As a product manufacturer and distributor we may be subject to product liability claims.

As a manufacturer of ingredients used in and a distributor of products produced for human consumption and topical application, we could become exposed to product liability claims and litigation to prosecute such claims. Additionally, the distribution of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. To date, we have had a very limited product claims history, and such matters have not materially affected our business, financial condition or results of operations. We are aware of no instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to claims in the future or that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.

The violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Associate compensation plan could adversely affect our business.

New Associates sign a written contract and agree to adhere to our Associate policies and procedures. Although these policies and procedures prohibit Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies or state attorneys general. We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates. There can be no assurance, however, that our efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition and results of operations.

Laws and regulations may prohibit or severely restrict our sales efforts and could adversely affect our ability to do business.

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission and the Consumer Product Safety Commission and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of net sales.

Network marketing systems such as ours are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the risks associated with intense competition from larger, wealthier and more established competitors.

We face intense competition in the business of distributing and marketing Nutritional Products and Medical Products. Numerous competitors compete actively for customers and, in the case of other network marketing companies, for Associates. We currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. There can be no assurance that we will be able to compete in this intensely competitive environment.

We are also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and existing Associates. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe we offer an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

Our business is subject to intellectual property risks.

Patent protection for Nutritional Supplements and our Medical Products generally is impractical given the large number of manufacturers who produce similar products having many ingredients in common. To the extent we deem commercially reasonable, we endeavor to seek trade dress protection for our products, which protection has been sought in the United States, Canada and other countries in which we are either presently operating or plan to commence operations in the near future. Notwithstanding these efforts, there can be no assurance that our efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others. Litigation with respect to protection of our intellectual property or claims of others against us could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.

During 2002, we developed proprietary formulations and manufacturing processes to produce certain raw materials, which are principal ingredients in our leading products. We have not filed for patent protection related to our proprietary formulations or manufacturing processes. Therefore, there can be no assurance that another company will not replicate one or more of our products and thereby adversely affect our business, results of operating results or financial condition.

We rely on and are subject to risks associated with our reliance upon information technology systems.

Our success is dependent in part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

Our stock price has been volatile and subject to various market conditions.

The trading price of our common stock has been subject to wide fluctuations. The price of the common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the industry segments in which we operate or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us or that are outside of our control. These fluctuations could materially cause our stock price to decline.

Our common stock trades on the OTC Bulletin Board and there is a limited public trading market for our common stock. There can be no assurance that an active public trading market for our common stock will be sustained. If for any reason an active public trading market does not continue, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.

The beneficial ownership of a significant percentage of our common stock gives Clinton H. Howard effective control and limits the influence of other shareholders on important policy and management issues.

My Garden, L.P., a limited partnership controlled by Clinton H. Howard who is the Company’s founder, Chairman of the Board and Chief Executive Officer, owned 47% of our outstanding common stock at December 31, 2005. By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

If our shareholders sell a substantial number of shares of our common stock in the public market, the market price of our common stock could fall.

Two of our principal shareholders hold a large number of shares of our outstanding common stock. Any decision by either of our principal shareholders to aggressively sell their shares could depress the market price of our common stock.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not carry key person insurance for any of our personnel except the Chief Executive Officer and the Vice President-Science and Technology who developed the process by which we manufacture certain raw materials used in the production of certain of our key products. If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and United States warehousing and distribution operations. This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $2.5 million as of December 31, 2005. We believe that this and our other facilities described below are suitable and adequate in relation to our present and immediate future needs.

We lease distribution facilities in Burnaby, British Columbia to support our sales operations in Canada at an annual rental of approximately $78,000. Prior to October 2003, we maintained a second Canadian distribution facility in Toronto, Ontario. In October 2003, this facility was vacated and its operations moved to the Burnaby office.

In November 2005, we leased office and distribution facilities in Seoul, South Korea to support our planned expansion into South Korea. The lease agreement related to these facilities is for a term of one year and includes a renewal option. Annual rental is approximately $198,000. In addition to these facilities, we have contracted with a third-party contractor to perform a significant portion of warehousing and fulfillment operations.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTC Bulletin Board. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years:

QUARTER ENDED	3/31/05	6/30/05	9/30/05	12/31/05
HIGH	$0.43	$0.45	$0.75	$1.40
LOW	0.15	0.20	0.29	0.43

QUARTER ENDED	3/31/04	6/30/04	9/30/04	12/31/04
HIGH	$0.73	$0.36	$0.24	$0.27
LOW	0.30	0.14	0.12	0.15

As of March 1, 2006 there were approximately 569 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.

Sales of Unregistered Securities

In April 2003 and June 2003, we sold an aggregate of 2,000,000 shares of our common stock at a total price of $200,000 to our Chairman and CEO. In March 2003, we sold 4,000,000 shares of our common stock at an aggregate price of $400,000 to CCI, one of our licensees. The president of CCI was a member of our Board of Directors from December 2002 through June 2004. These issuances were not registered with the SEC under the Securities Act of 1933 (the “Securities Act”), or any state securities commissioner. Exemption from registration of each of the issuances is claimed by us under Section 4(2) of the Securities Act as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

Our convertible notes, and the shares of our common stock issued upon conversion of these notes, are subject to certain restrictions upon the sale or transfer thereof which are denoted prominently upon the certificates of these securities as required by the applicable federal and state securities laws. We have further instructed our transfer agent not to transfer these securities in the absence of registration or satisfactory evidence that the transfer would be in compliance with the applicable securities laws pertaining thereto. Exemption from registration of the sale of these securities under the applicable federal and state securities laws is claimed by us under Section 4(2) of the Securities Act as a transaction by an issuer which does not involve a public offering and comparable limited offering exemptions under the state securities laws.

Item 6. Selected Financial Data.

The financial data included in the table shown below has been selected by us and has been derived from the financial statements for the periods indicated. The following financial data should be read together with the information in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements, including the notes thereto.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales	$19,360,982	$18,265,905	$18,140,033	$24,250,348	$31,677,899
Earnings (loss) from continuing operations	592,046	537,187	(180,128)	(581,889)	(240,769)
Earnings (loss) from continuing operations per common share - basic and diluted	0.03	0.03	(0.01)	(0.04)	(0.02)
Net earnings (loss)	592,046	537,187	(105,318)	(556,489)	(1,114,635)
Balance Sheet Data:
Cash and cash equivalents	1,697,966	1,051,511	501,757	626,933	600,828
Working capital (deficit)	1,139,729	122,806	(814,211)	(1,521,808)	(599,078)
Total assets	12,686,919	11,154,063	10,643,965	11,101,987	12,601,164
Long-term obligations	3,105,768	3,152,446	3,469,933	4,424,005	5,228,311
Shareholders’ equity	4,897,093	4,318,045	3,744,851	3,188,676	3,741,928

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We operate in two industry segments, Nutritional Products and Medical Products. In the United States, Canada and Japan, we distribute Nutritional Products directly through a network of independent Associates. In markets other than the United States, Canada and Japan, we distribute Nutritional Products through exclusive license arrangements with third parties who distribute our products, for the most part, through network marketing in the licensed territory. We distribute Medical Products in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

In November 2005, we announced plans to expand our market for Nutritional Products into South Korea. We plan to use the same Associate network distribution model in South Korea that we use in the United States, Canada and Japan.

Also in November 2005, we announced our decision to change the brand name under which we market our Nutritional Products from Royal BodyCare to RBC Life Sciences. We made this change to more clearly identify our brand name with the products we sell, to reflect the advanced level of biotechnology that is incorporated into our product line and to improve the direct marketing opportunity for our Associates. At the 2006 annual meeting of shareholders, the Board of Directors will recommend to our shareholders that they approve a change in the name of the Company from Royal BodyCare, Inc. to RBC Life Sciences, Inc.

Net sales. Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2005		2004		2003
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$9,505	49%	$10,213	56%	$12,947	72%
Licensees	7,022	36%	5,759	31%	3,656	20%

	16,527	85%	15,972	87%	16,603	92%

Medical Products	2,834	15%	2,294	13%	1,537	8%

	$19,361	100%	$18,266	100%	$18,140	100%

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

The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	For the Years Ended December 31,
	2005	2004	2003
United States	79%	78%	79%
Canada	21	21	20
Japan	—	1	1

	100%	100%	100%

Net sales through this channel have declined primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations – 2005 Compared with 2004 – Net sales.” In general, we believe that building a growing Associate network in North America is more challenging than in other markets because of the large number of companies competing for the time, attention and commitment of individuals interested in the opportunity presented by network marketing. For this reason, we are planning to expand into new international markets to increase net sales through this distribution channel. In November 2005, we announced plans to enter the South Korea market, which, according to information published by the Direct Selling Association, is the third largest direct sales market in the world. However, there can be no assurance that our planned expansion into South Korea will be successful or that this expansion will increase our total Associate network net sales.

Licensees. We sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. For the most part, licensees are required to distribute our products in their territories through network marketing. We do not maintain inventory to fulfill licensee orders; licensees are required to pay us a 50% deposit with their orders and then pay the balance when products are ready to ship. We recognize sales when we ship products to the licensees. In general, licensees also pay us a monthly royalty based on sales in their territories. We record these royalties as sales. Our net sales in this distribution channel are dependent upon the licensee’s success in building the market for our products in the licensed territory. Gross profit on net sales to licensees is significantly less than on sales to our Associate network because we do not pay Associate commissions or incur other expenses related to marketing or distribution in the licensed territory.

Our principal licensee is CCI. In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including mainly countries of the former Soviet Union and Eastern Europe. CCI accounted for 95%, 97% and 97% of licensee net sales in 2005, 2004 and 2003, respectively. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 20% of our outstanding common stock.

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

During 2005 and 2004, a medical/surgical dealer significantly expanded its business and, as a result, increased its purchases of our Medical Products. This dealer accounted for 47%, 37% and 8% of Medical Products net sales in 2005, 2004 and 2003, respectively.

Cost of Sales. Cost of sales primarily consists of costs related to (i) raw materials, labor and overhead directly associated with in-house production activities, (ii) product components, products and sales materials purchased from third-party manufacturers and suppliers, (iii) import duties, (iv) freight and (v) provisions for slow moving or obsolete inventory. Cost of sales and gross profit vary based on the sales mix of products sold within a distribution channel as well as the mix of product sales among distribution channels.

Distributor Commissions. Distributor commissions consist primarily of commissions paid to our Associates in accordance with our Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Associates can qualify to receive additional commissions as sales in their organizations expand. Most commissions are paid to Associates monthly. Total Associate commissions average approximately 33% to 35% of net sales in this distribution channel. We also classify commissions paid to manufacturer representatives who sell Medical Products as distributor commissions. Total commissions to manufacturer representatives average less than 2% of Medical Products net sales.

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

General and Administrative. General and administrative expenses include wages and benefits, rents and utilities, travel, professional fees, promotion and advertising, including company-sponsored Associate events, along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses.

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

Revenue Recognition. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), we recognize revenue at the point products are shipped, which is the point the risks and rewards of ownership pass to the customer. Under the terms of our license agreements, our licensees are required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and allow two to three months for delivery. In addition, under our agreement with CCI, we segregate and store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account. However, in accordance with SAB 104, we do not recognize revenue until the products are shipped. Deposits and payments received for unshipped products are recorded as deferred revenue. As required by EITF 01-9, sales are recorded net of the rebate portion of sales incentives paid to Associates.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	For the Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	38.6	35.9	32.6

Gross profit	61.4	64.1	67.4

Operating expenses:
General and administrative	37.3	37.6	38.4
Distributor commissions	16.6	19.7	25.1
Depreciation and amortization	3.0	3.2	3.3
Loss on disposition of assets	—	—	0.9

Total operating expenses	56.9	60.5	67.7

Operating profit (loss)	4.5	3.6	(0.3)

Interest expense	1.3	1.5	1.7
Other (income)	—	(0.8)	(0.6)

	1.3	0.7	1.1

Earnings (loss) from continuing operations	3.2	2.9	(1.4)
Income tax expense (benefit)	0.1	—	(0.4)

Earnings (loss) from continuing operations	3.1	2.9	(1.0)
Earnings from discontinued operations, net of tax	—	—	0.4

Net earnings (loss)	3.1%	2.9%	(0.6)%

2005 Compared with 2004

Net sales. Net sales for the year ended December 31, 2005 were $19,361,000 compared with net sales for the prior year of $18,266,000, an increase of $1,095,000 or 6%. This increase was due to a $555,000 increase and a $540,000 increase in net sales of Nutritional Products and Medical Products, respectively. While net sales of Nutritional Products to our licensees increased $1,263,000, net sales of Nutritional Products to our Associate network declined $708,000.

The decline in net sales to the Associate network relates to a decline in the number of active Associates. We consider an Associate active if he or she has purchased during the previous 12 months. The decline in the number of active Associates results primarily from low levels of sponsorship of new Associates by the current Associate network. While we develop marketing and sales materials for use by our Associates, and sponsor corporate events that Associates can use to introduce prospective Associates to RBC, Associates are primarily responsible for recruiting new Associates to join RBC.

Our Associate network was largely built around allegiances to certain key products, most notably Microhydrin. We purchased the key ingredient in Microhydrin from a third-party supplier on an exclusive basis until 2002 when the supplier ceased to supply us and began marketing a similar product under his own brand and through another network marketing company. The split with this supplier and the ensuing litigation dramatically reduced the confidence of our Associates as well as their motivation to introduce our products and business opportunity to prospective new Associates. Our experience in this industry is that once an Associate loses motivation and confidence in a company and/or its products, it is extremely difficult to re-motivate that individual to engage in sponsoring activities.

Since mid-2002, we have taken a number of actions in an attempt to overcome the reduced sponsorship activity among our Associate network:

•	Proprietary raw materials – We completed the development of proprietary raw materials to replace the ingredients previously purchased from our former supplier.

•	New marketing message – We altered our marketing message to focus on nanotechnology, product benefits and the desirable lifestyle available to a successful Associate. In addition, we developed and introduced a new sponsoring system that is focused, simple and easy to explain to prospective Associates.

•	Focused product strategy – We first categorized our diverse product line into three major product groups. We then developed and introduced new products in each product group, allowing us, in some cases, to eliminate redundant products from the product line.

•	New marketing materials – We have developed and introduced and are continuing to develop and introduce, new marketing tools that make it easy and simple for Associates to expose our products and business to prospective new Associates.

•	Updated Associate compensation plan – We introduced changes to our Associate compensation plan to simplify the compensation plan and to encourage sponsoring.

•	Corporate support – We have significantly increased the support, including financial support, we provide to Associates who are actively engaged in sponsoring activities.

While these actions have not stopped the decline in the number of active Associates, they have significantly reduced the year-to-year rate of decline. Associate network net sales declined 35% in 2003, 21% in 2004 and 7% in 2005. Although we believe the actions that we have taken will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

The growth in net sales to our licensees relates primarily to the growth of CCI. Net sales to CCI increased $1,116,000 in 2005. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.

During 2005 and 2004, a medical/surgical dealer significantly expanded its business and, as a result, increased its purchases of our Medical Products. The increase in sales to this dealer in 2005 accounted for approximately 89% of the total net sales increase in the Medical Products segment.

Cost of sales. Cost of sales for the year ended December 31, 2005 was $7,475,000 compared with cost of sales in the prior year of $6,562,000, an increase of $913,000 or 14%. As a percentage of net sales, cost of sales was 39% in 2005 and 36% in 2004. As a percentage of net sales, gross margin declined 3% in 2005 mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross margin for products sold to licensees is lower than the gross margin for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to marketing and distribution in the licensed territory.

Distributor commissions. Distributor commissions for the year ended December 31, 2005 declined as a result of the decline in sales to our Associate network. Distributor commissions for the year ended December 31, 2005 were $3,213,000 compared with distributor commissions in 2004 of $3,604,000, a decrease of $391,000 or 11%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales in accordance with EITF 01-9, were 33% in 2005 compared with 35% in 2004. The higher percentage in 2004 was mainly attributable to the payment of extra commission incentives to certain Associates who joined us in early 2004. On a consolidated basis, distributor commissions as a percentage of net sales declined to 17% in 2005 compared with 20% in 2004. The percentage decline in relation to consolidated net sales was mainly related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees, and the percentage decline in distributor commissions paid to the Associate network.

General and administrative. General and administrative expenses for the year ended December 31, 2005, were $7,224,000 compared with 2004 expenses of $6,869,000, an increase of $355,000 or 5%. This increase resulted from a $240,000 increase in expenses in the Nutritional Products segment and a $115,000 increase in expenses in the Medical Products segment. The increase in expenses in the Nutritional Products segment was mainly related to approximately $180,000 in expenses associated with our planned expansion into South Korea. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 37% in 2005 and 38% in 2004.

Other income. Other income represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments to us calculated as a percentage of his gross revenues, as defined in the settlement agreement, up to an aggregate of $250,000. In accordance with this agreement, we received $148,000 in 2004 and $102,000 in 2003.

Net earnings (loss). Net earnings for the year ended December 31, 2005 were $592,000, or $0.03 per share, compared with net earnings in the prior year of $537,000, or $0.03 per share. This improvement resulted from the factors described above.

2004 Compared with 2003

Net sales. Net sales for the year ended December 31, 2004 were $18,266,000 compared with net sales for the prior year of $18,140,000, an increase of $126,000 or 1%. This increase was due to a $757,000 increase in net sales of our Medical Products that was partially offset by a $631,000 decrease in net sales of our Nutritional Products. While net sales of Nutritional Products to our licensees increased $2,103,000, net sales of Nutritional Products to our Associate network declined $2,734,000.

The decline in net sales to our Associate network relates to declines in the number of active Associates. We consider an Associate active if he or she has purchased during the previous 12 months. The decline in the number of active Associates resulted from low levels of sponsoring of new Associates by the current Associate network. The reasons for these declines and the actions we have taken are discussed above under the caption “Results of Operations – 2005 Compared with 2004 – Net sales.”

The growth in net sales to our licensees relates to growth of CCI. Sales to CCI increased $2,027,000 in 2004. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.

During 2004, a medical/surgical dealer significantly expanded its business and, as a result, increased its purchases of our Medical Products. The increase in sales to this dealer accounted for substantially all of the net sales increase in the Medical Products segment.

Cost of sales. Cost of sales for the year ended December 31, 2004 was $6,562,000 compared with cost of sales in the prior year of $5,910,000, an increase of $652,000 or 11%. As a percentage of net sales, cost of sales was 36% in 2004 and 33% in 2003. As a percentage of net sales, gross margin declined 3% in 2004 mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross margin for products sold to licensees is lower than the gross margin for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to marketing and distribution in the licensed territory.

Distributor commissions. Distributor commissions for the year ended December 31, 2004 declined as a result of the decline in sales to our Associate network. Distributor commissions for the year ended December 31, 2004 were $3,604,000 compared with distributor commissions in 2003 of $4,550,000, a decrease of $946,000 or 21%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales in accordance with EITF 01-9, were unchanged at 35%. On a consolidated basis, distributor commissions as a percentage of net sales declined to 20% in 2004 compared with 25% in 2003. The percentage decline in relation to consolidated net sales was mainly related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees because we do not pay distributor commissions on sales to licensees.

General and administrative. General and administrative expenses for the year ended December 31, 2004 were $6,869,000 compared with 2003 expenses of $6,967,000, a decrease of $98,000 or 1%. This decrease was the result of a $295,000 decrease in expenses in the Nutritional Products segment that was partially offset by a $197,000 increase in expenses in the Medical Products segment. The decrease in expenses in the Nutritional Products segment was mainly related to management’s efforts to control and, where possible, reduce operating expenses. While we continued to improve operating efficiency in this segment in 2004, we realized reduced expenses mainly because of certain actions initiated in 2003. These actions included the reorganization and consolidation of several operating functions and a significant reduction in personnel and information technology expenses. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 38% in 2004 and 2003.

Other income. Other income represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments to us calculated as a percentage of his gross revenues, as defined in the settlement agreement, up to an aggregate of $250,000. In accordance with this agreement, we received $148,000 in 2004 and $102,000 in 2003.

Net earnings (loss). Net earnings for the year ended December 31, 2004 were $537,000, or $0.03 per share, compared with a net loss in the prior year of $105,000 or $0.01 per share. This improvement resulted from the factors described above.

Liquidity and Capital Resources

Historically, our principal need for funds has been for operating expenses, working capital and capital expenditures. We have funded our cash requirements through equity financing, debt financing and cash flow from operations. We have also used operating leases to finance the use of certain buildings and equipment required for our operations. Working capital needs primarily relate to inventory purchases and, to a lesser extent, accounts receivable balances associated with sales of Medical Products.

Cash and working capital. During the year ended December 31, 2005, we had a net increase in cash of $646,000. This compares to a net increase in cash in 2004 of $550,000.

At December 31, 2005, we had working capital of $1,140,000, a $1,017,000 improvement from working capital at December 31, 2004 of $123,000. This increase in working capital was mainly related to an increase in current assets of $1,930,000 that was partially offset by an increase in current liabilities of $913,000. At December 31, 2005 and 2004, we had aggregate borrowings outstanding against two lines of credit in the amount of $122,000 and $126,000, respectively. Maximum borrowings under these lines were $150,000 at these dates. In December 2005, we entered into a $900,000 line of credit arrangement as part of a $1.3 million credit facility which is described below under the caption “financing activities.” There were no borrowings outstanding against this credit line at December 31, 2005.

Operating activities. In 2005, our operating activities provided cash flows of $814,000 compared with $953,000 in 2004. In 2005, net earnings adjusted for non-cash activities such as depreciation and amortization and deferred taxes provided cash flows of $1,208,000 compared with $1,128,000 in 2004.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses, accounts payable, accrued operating expenses and deferred revenues. One of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI. In accordance with our license agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order. These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders. In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs. CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account. Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue. Deposits we make with our suppliers are recorded as prepaid expenses. During 2005, cash provided by the increase in deferred revenue of $668,000 and cash used for the increase in inventory of $1,323,000 were mainly related to transactions associated with our license agreements. Of the $1,323,000 in cash used to increase inventory, approximately $500,000 was used to increase inventory of Medical Products. Medical Products inventory increased near year end in anticipation of orders expected to be received during the first half of 2006.

Investing activities. During 2005, we used net cash of $83,000 for investing activities, principally related to the purchase of property and equipment.

Financing activities. During 2005, we used cash of $69,000 in financing activities mainly related to the repayment of long-term debt. In December 2005, in connection with our planned expansion of operations into South Korea, we entered into a $1.3 million credit facility with a bank. This credit facility is comprised of a $400,000 term note and a $900,000 line of credit. The term loan, which funded at closing, bears interest at 7.96%, and is payable interest only for six months and thereafter in 36 monthly payments of $12,550. We used approximately $208,000 of the term loan proceeds to repay other outstanding bank notes. Borrowings under the line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined in the loan documents. The borrowing base, which was $900,000 at December 31, 2005, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. There were no borrowings outstanding against this line of credit at December 31, 2005.

General liquidity and cash flows. We believe that our working capital requirements can be met through available cash, lines of credit and cash generated from operating activities for the foreseeable future; however, an overall decrease in demand for our products or poor results from our planned expansion into South Korea could adversely affect our liquidity. In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings, other types of debt or equity financings. We can give no assurance, however, that we would be able to obtain any additional outside financing or obtain financing on terms we would find acceptable.

We have no plans or requirements for any significant capital expenditures during the next 12 months, other than in relation to the planned expansion of operations in South Korea.

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	2006	2007 - 2008	2009 - 2010	2011 and Beyond
Long-term debt	$3,091,000	$298,000	$523,000	$374,000	$1,896,000
Capital leases	16,000	7,000	9,000	—	—
Operating leases	896,000	378,000	320,000	198,000	—
Purchase obligations	590,000	590,000	—	—	—
Employment agreements	2,758,000	1,487,000	878,000	157,000	236,000

Inflation

We do not believe that inflation has had a material impact on our operating results.

Recent Accounting Pronouncements

Share-Based Payments. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R requires companies to use either the modified-prospective or modified-retrospective transition method. We intend to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Accordingly, we adopted SFAS 123R at the beginning of the first quarter of 2006. We expect that the adoption of SFAS 123R will have a negative impact on our results of operations, but will not impact our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of this standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings (loss) and net earnings (loss) per share under the caption “Stock-Based Compensation” in Note B to the consolidated financial statements included under Part IV of this report.

Inventory Pricing. In November 2004, the FASB issued SFAS 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

Accounting for Nonmonetary Exchanges. As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued SFAS 153 to address the accounting for nonmonetary exchanges of productive assets. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. This statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. Companies are to apply the provisions of SFAS 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. Accordingly, we will adopt this standard in 2006 and adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

Accounting for Changes and Error Corrections. In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments. In February 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Foreign exchange. We have foreign-based operations in Canada which accounted for 10% of 2005 net sales. In addition, we are in the process of establishing foreign-based operations in South Korea. From time to time, we make advances to foreign subsidiaries denominated in U.S. dollars, exposing the foreign subsidiaries to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances to our Korean subsidiary of approximately $176,000 at December 31, 2005, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $17,600. There were no outstanding advances to our Canadian subsidiary at December 31, 2005.

Interest rates. Our credit arrangements expose us to fluctuations in interest rates. At December 31, 2005, we had approximately $122,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at December 31, 2005, a 10% increase in interest rates would adversely affect our financial position, annual results of operations and cash flows by approximately $1,200.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2005, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2005, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and Rules 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 1, 2006, pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant.

The information for this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation.

The information for this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information for this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions.

The information for this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services.

The information for this Item is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements. The following financial statements and related documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, L.L.P.

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(a)(3)	Exhibits. The following exhibits are filed as part of this report:

Ex. No.	Description
3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Amendment No. 1 to Bylaws (7)

4.1	Specimen copy of Certificate for Common Stock (2)

4.2	Specimen copy of 10% Convertible Notes issued in 1997(1)

4.3	The 2003 Stock Incentive Plan (5)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Purchase and Sale Agreement, dated as of August 21, 2000, between CIIF Associates II Limited Partnership and Royal BodyCare, Inc.(3)

10.4	Agreement for Assumption of Indebtedness, dated August 10, 2001, between MPM Medical, Inc. (f/k/a RBC Acquisition Corp.) and The Money Store Investment Corporation (4)

10.5	Small Business Administration Note, dated July 31, 1998, executed by MPM Medical, Inc. and Diversified Care, Inc. in favor of The Money Store Investment Corporation(4)

10.6	Employment Agreement, dated November 20, 2003, between Royal BodyCare, Inc. and Clinton H. Howard (8)

10.7	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Wayne R. Holbrook (9)

10.8	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Kenneth L. Sabot (9)

10.9	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Steven E. Brown (9)

10.10	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Dennis N. Windsor (9)

10.11	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and G. Trevor Scofield (9)

10.12	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Jerry L. Phelps (9)

10.13	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Paul R. Miller (9)

10.14	Exclusive Distributorship Agreement, dated as of July 14, 2004, between Royal BodyCare, Inc. and Coral Club International, Inc. (10)

10.15	Agreement to Renew Lease dated May 26, 2005, by and between Royal BodyCare Canada, Inc. and Mott Electric Motor Repair Ltd.(11)

10.16	Lease Agreement dated August 23, 1994, by and between Royal BodyCare Canada, Inc. (f/k/a Pure Life International Products, Inc.) and Mott Electric Motor Repair Ltd.(11)

10.17	Line of Credit Promissory Note, dated December 5, 2005, in the principal amount of $900,000, executed by Royal BodyCare, Inc. in favor of Summit Bank N.A.(12)

10.18	Business Loan Agreement, dated December 5, 2005, between Royal BodyCare, Inc. and Summit Bank N.A., associated with $900,000 Line of Credit Promissory Note (12)

10.19	Promissory Note, dated December 5, 2005, in the principal amount of $400,000, executed by Royal BodyCare, Inc. in favor of Summit Bank N.A.(12)

10.20	Business Loan Agreement, dated December 5, 2005, between Royal BodyCare, Inc. and Summit Bank N.A., associated with $400,000 Promissory Note (12)

14.1	Code of Ethics(9)

21.1	List of company subsidiaries*

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference *

23.2	Consent of Grant Thornton LLP, independent registered public accountants to incorporation of report by reference *

23.3	Consent of Gardere Wynne Sewell LLP, legal counsel (6)

24.1	Power of Attorney (6)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(2)	Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2001
(5)	Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(6)	Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(8)	Incorporated by reference to the Current Report on Form 8-K filed December 3, 2003
(9)	Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004
(10)	Incorporated by reference to the Current Report on Form 8-K filed July 27, 2004
(11)	Incorporated by reference to the Current Report on Form 8-K filed June 1, 2005
(12)	Incorporated by reference to the Current Report on Form 8-K filed December 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL BODYCARE, INC., a Nevada corporation

Date: March 24, 2006	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard Clinton H. Howard	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 24, 2006

/s/ Steven E. Brown Steven E. Brown	Director, Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)	March 24, 2006

/s/ Wayne R. Holbrook Wayne R. Holbrook	Director and President	March 24, 2006

/s/ Kenneth L. Sabot Kenneth L. Sabot	Director and Senior Vice President-Operations	March 24, 2006

/s/ David H. Brune David H. Brune	Director	March 24, 2006

/s/ J. Ike Guest J. Ike Guest	Director	March 24, 2006

/s/ Joseph. P. Philipp Joseph P. Philipp	Director	March 24, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Royal BodyCare, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

LANE GORMAN TRUBITT, L.L.P.

Dallas, Texas

March 3, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Royal BodyCare, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal BodyCare, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas

March 18, 2005

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$1,697,966	$1,051,511
Accounts receivable, net of allowance for doubtful accounts of $32,586 and $30,910, respectively	352,741	435,109
Inventories	3,564,760	2,237,165
Deferred income taxes	—	22,473
Prepaid expenses	511,975	451,569

Total current assets	6,127,442	4,197,827

Property and equipment, net of accumulated depreciation	3,975,948	4,423,883

Goodwill, net of accumulated amortization	2,095,054	2,095,054

Other intangible assets, net of accumulated amortization	236,580	278,986

Other assets	251,895	158,313

	$12,686,919	$11,154,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$1,202,990	$815,100
Accrued liabilities	1,134,478	1,186,053
Current maturities of long-term obligations	303,655	391,449
Lines of credit	122,249	125,644
Deferred revenue	2,224,341	1,556,775

Total current liabilities	4,987,713	4,075,021

Long-term obligations, less current maturities	2,802,113	2,760,997

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.10 par value; authorized 20,000,000 shares; none outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 20,056,294 shares issued and outstanding in 2005 and 2004	20,056	20,056
Additional paid-in capital	12,789,978	12,789,978
Accumulated deficit	(7,848,454)	(8,440,500)
Accumulated other comprehensive loss	(64,487)	(51,489)

	4,897,093	4,318,045

	$12,686,919	$11,154,063

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2005	2004	2003
Net sales	$19,360,982	$18,265,905	$18,140,033
Cost of sales	7,474,632	6,561,692	5,910,230

Gross profit	11,886,350	11,704,213	12,229,803

Operating expenses
General and administrative	7,224,260	6,869,036	6,967,448
Distributor commissions	3,212,996	3,603,715	4,550,131
Depreciation and amortization	578,871	580,492	599,491
Loss on disposition of assets	—	—	172,602

Total operating expenses	11,016,127	11,053,243	12,289,672

Operating profit (loss)	870,223	650,970	(59,869)

Interest expense	251,465	262,122	303,667
Other (income)	—	(148,339)	(101,661)

	251,465	113,783	202,006

Earnings (loss) from continuing operations before income taxes	618,758	537,187	(261,875)

Income tax expense (benefit)	26,712	—	(81,747)

Earnings (loss) from continuing operations	592,046	537,187	(180,128)

Earnings from discontinued operations, net of tax	—	—	74,810

Net earnings (loss)	$592,046	$537,187	$(105,318)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.03	$0.03	$(0.01)
Earnings from discontinued operations	0.00	0.00	0.00

Basic earnings (loss) per share	$0.03	$0.03	$(0.01)

Basic weighted average shares outstanding	20,056,294	20,014,627	18,622,961

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.03	$0.03	$(0.01)
Earnings from discontinued operations	0.00	0.00	0.00

Diluted earnings (loss) per share	$0.03	$0.03	$(0.01)

Diluted weighted average shares outstanding	21,499,438	20,975,476	18,622,961

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2003	13,956,294	$13,956	$12,179,078	$(8,872,369)	$(131,989)	$3,188,676

Other comprehensive loss
Net loss	—	—	—	(105,318)	—	(105,318)
Foreign currency translation adjustment	—	—	—	—	58,993	58,993

Total comprehensive loss						(46,325)

Sales of common stock	6,000,000	6,000	594,000	—	—	600,000

Issuance of stock option in settlement of obligation	—	—	2,500	—	—	2,500

Balance at December 31, 2003	19,956,294	19,956	12,775,578	(8,977,687)	(72,996)	3,744,851

Other comprehensive income
Net earnings	—	—	—	537,187	—	537,187
Foreign currency translation adjustment	—	—	—	—	21,507	21,507

Total comprehensive income						558,694

Exercise of common stock option	100,000	100	14,400	—	—	14,500

Balance at December 31, 2004	20,056,294	20,056	12,789,978	(8,440,500)	(51,489)	4,318,045

Other comprehensive income
Net earnings	—	—	—	592,046	—	592,046
Foreign currency translation adjustment	—	—	—	—	(12,998)	(12,998)

Total comprehensive income						579,048

Balance at December 31, 2005	20,056,294	$20,056	$12,789,978	$(7,848,454)	$(64,487)	$4,897,093

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2005	2004	2003
Cash flows from operating activities
Net earnings (loss)	$592,046	$537,187	$(105,318)
Less earnings from discontinued operations	—	—	74,810

Earnings (loss) from continuing operations	592,046	537,187	(180,128)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by continuing operations
Depreciation and amortization	593,130	591,512	607,424
Loss on disposition of assets	—	—	212,588
Deferred income taxes	22,473	(1,011)	(46,688)
Change in operating assets and liabilities
Accounts receivable	82,368	(265,329)	17,045
Inventories	(1,323,135)	139,703	(266,845)
Prepaid expenses	(60,293)	(285,691)	(13,509)
Other assets	(93,333)	(11,114)	(20,348)
Accounts payable, trade	387,268	(41,433)	(306,539)
Accrued liabilities	(53,845)	14,704	(270,881)
Deferred revenue	667,566	274,481	567,513

Net cash provided by operating activities	814,245	953,009	299,632

Cash flows from investing activities
Purchase of property and equipment	(111,186)	(93,164)	(40,087)
Proceeds from sale of property and equipment	27,711	—	2,709

Net cash used in investing activities	(83,475)	(93,164)	(37,378)

Cash flows from financing activities
Exercise of common stock option	—	14,500	—
Sales of common stock	—	—	600,000
Net payments against lines of credit	(3,395)	(4,324)	(130,125)
Proceeds from long-term debt	400,000	224,263	—
Payments of long-term debt	(465,173)	(530,067)	(619,467)

Net cash used in financing activities of continuing operations	(68,568)	(295,628)	(149,592)
Net cash used in discontinued operations	—	(11,683)	(218,757)

Net cash used in financing activities	(68,568)	(307,311)	(368,349)

Effect of exchange rate changes on cash flows	(15,747)	(2,780)	(19,081)

Net increase (decrease) in cash	646,455	549,754	(125,176)

Cash and cash equivalents at beginning of year	1,051,511	501,757	626,933

Cash and cash equivalents at end of year	$1,697,966	$1,051,511	$501,757

Supplemental cash flow disclosures
Income taxes	$3,284	$—	$—
Interest	238,497	250,884	297,590
Purchase of equipment by capital lease	18,495	—	—

The accompanying notes are an integral part of these financial statements.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

In November 2005, the Company announced plans to expand its market for Nutritional Products into South Korea (“Korea”). The Company plans to use the same Associate network distribution model in Korea that it uses in the United States, Canada and Japan. The Company recorded no sales in Korea during 2005.

Also in November 2005, RBC announced its decision to change the brand name under which it markets its Nutritional Products from Royal BodyCare to RBC Life Sciences. The Company made this change to more clearly identify its brand name with the products it sells, to reflect the advanced level of biotechnology that is incorporated into its product line, and to improve the direct marketing opportunity for its Associates.

RBC also markets its Nutritional Products in certain international markets through license arrangements. The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories, and, for the most part, distribute the Company’s products through an independent distributor network in a licensed territory. Under these arrangements, the independent distributor network in a licensed territory is compensated by the licensee according to the same or a similar compensation plan as the one used by RBC for its Associates in the United States, Canada and Japan.

In addition to its Nutritional Products, RBC also markets a line of wound care and oncology products throughout the United States under the MPM Medical trade name. These products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of RBC and its wholly-owned subsidiaries, RBC Life Sciences USA, Inc. (f/k/a Royal BodyCare USA, Inc.), RBC Life Sciences Canada, Inc. (f/k/a Royal BodyCare Canada, Inc.), RBC Life Sciences Korea Co., Ltd., BizAdigm, Inc. and MPM Medical, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time. At December 31, 2005, $389,000, $84,000 and $1,000 were held in a Korean bank, a Canadian bank and a Japanese bank, respectively. At December 31, 2004, $29,000 and $1,000 were held in a Canadian bank and a Japanese bank, respectively. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Inventories - Inventories consisting of raw materials and bulk products, packaging materials and finished goods are stated at the lower of cost or market. The cost of inventories is determined using the first in, first out method.

Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the related assets, principally on the straight-line method, ranging from three to twenty-five years.

Intangible Assets and Amortization - The Company follows Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board (“FASB”). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets with finite lives are amortized over their useful lives. Accordingly, distribution contracts; copyrights, trademarks, and other registrations; and other intangibles are amortized over average lives of 8, 19 and 11 years, respectively.

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

Revenue Recognition and Deferred Revenue - Sales are recorded when products are shipped, which is the point the risks and rewards of ownership pass to the customer. Payments received for unshipped products are recorded as “deferred revenue”. The Company generally requires a cash or credit card payment at the

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

point of sale for Nutritional Products sold to its Associates. With regard to orders received from its third-party licensees, the Company generally requires the licensee to make a cash deposit equal to 50% of the order at the time an order is placed, and to pay the remaining 50% when the Company is ready to ship products in fulfillment of the order.

The Company’s agreements with its third-party licensees generally provide that licensees pay a monthly royalty to the Company, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements. Royalties paid by licensees are recorded as sales and amounted to $1,189,000, $854,000 and $531,000 in 2005, 2004 and 2003, respectively.

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Most commissions are paid to Associates monthly. The Company accounts for payments made to its Associates in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). In accordance with EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than a distributor commission expense. Associates earn rebates based on their personal monthly sales and the level at which they qualify under the Associate compensation plan. Associate rebates recorded as a reduction of sales were $794,000, $819,000 and $1,138,000 in 2005, 2004 and 2003, respectively.

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

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar debt offered having the same or similar maturities and collateral requirements. At December 31, 2005, fair value of the fixed-rate long-term debt approximated its carrying value of $2,968,000. At December 31, 2004, fair value of the fixed-rate long-term debt was $2,755,000, which was $81,000 above the carrying value of $2,674,000.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Advertising - Advertising expense is charged to operations when incurred. Advertising expenses were $49,000, $41,000 and $35,000 in 2005, 2004 and 2003, respectively.

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

Stock-Based Compensation - At December 31, 2005, the Company has a long-term incentive plan for the benefit of certain key employees, officers and directors, which is described more fully in Note K. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, by Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation — Transition and Disclosure. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

	Year Ended December 31,
	2005	2004	2003
Net earnings (loss), as reported	$592,046	$537,187	$(105,318)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax expense	(81,041)	(80,504)	(154,660)

Pro forma net earnings (loss)	$511,005	$456,683	$(259,978)

Earnings (loss) per share – basic and diluted
As reported	$0.03	$0.03	$(0.01)
Pro forma	0.02	0.02	(0.01)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 146.41 percent and 135.31 percent for 2004 and 2003, respectively; average risk-free interest rate of 4.93 percent and 4.28 percent for 2004 and 2003, respectively; average expected life of 9 years and 7.51 years for 2004 and 2003, respectively; no dividend yield. There were no options granted in 2005. The weighted-average fair value of options granted was $0.15 and $0.14 in 2004 and 2003, respectively.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company’s employee stock options have characteristics significantly different from those of traded options, including long-vesting schedules, and changes in the subjective input assumptions can materially affect the fair value estimate. The Company believes that the best assumptions available were used to value the options.

New Accounting Pronouncements –

Share-Based Payments

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R requires companies to use either the modified-prospective or modified-retrospective transition method. The Company intends to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Accordingly, the Company intends to adopt SFAS 123R at the beginning of the first quarter of 2006. The Company expects that the adoption of SFAS 123R will have a negative impact on its results of operations, but will not impact its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of this standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings (loss) and net earnings (loss) per share above under the caption “Stock-Based Compensation.”

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Inventory Pricing

In November 2004, the FASB issued SFAS 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or cash flows.

Accounting for Nonmonetary Exchanges

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued SFAS 153 to address the accounting for nonmonetary exchanges of productive assets. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Exchanges, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. This statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. Companies are to apply the provisions of SFAS 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. Accordingly, the Company will adopt this standard in 2006 and adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Changes and Error Corrections

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or cash flows.

Reclassifications – Certain amounts in 2004 and 2003 have been reclassified to conform with the 2005 presentation.

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2005 and 2004, accounts receivable consist of the following:

	2005	2004
Accounts receivable
Trade	$374,452	$466,019
Other	10,875	—

Total	385,327	466,019

Less allowance for doubtful accounts	32,586	30,910

Net accounts receivable	$352,741	$435,109

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Beginning balance	$30,910	$31,080
Bad debt provision	3,996	10,536
Accounts written off	(2,320)	(10,706)

Ending balance	$32,586	$30,910

NOTE D – INVENTORIES

At December 31, 2005 and 2004, inventories consist of the following:

	2005	2004
Raw materials and bulk products	$389,764	$377,075
Packaging materials	403,452	369,139
Finished goods	2,771,544	1,490,951

	$3,564,760	$2,237,165

NOTE E – PREPAID EXPENSES

At December 31, 2005 and 2004 prepaid expenses consist of the following:

	2005	2004
Advance payments to suppliers	$126,491	$348,127
Prepaid insurance and other	385,484	103,442

Total	$511,975	$451,569

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2005 and 2004, property and equipment consist of the following:

	2005	2004
Building and improvements	$2,758,983	$2,758,983
Computer software and office equipment	2,992,090	2,941,387
Warehouse equipment	257,520	273,125
Automotive equipment	55,392	55,392
Leasehold improvements	18,752	18,164

	6,082,737	6,047,051
Less accumulated depreciation and amortization	3,247,962	2,764,341

	2,834,775	3,282,710
Land	1,141,173	1,141,173

	$3,975,948	$4,423,883

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, the Company discontinued the amortization of goodwill on January 1, 2002. The Company measures its goodwill for impairment at the end of each year. No impairment losses have been recognized as a result of this testing.

At December 31, 2005 and 2004, goodwill was as follows:

	December 31, 2005		December 31, 2004
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

At December 31, 2005 and 2004, other intangible assets consist of the following:

	Average life (years)	December 31, 2005		December 31, 2004
		Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Distribution contracts	8	$277,369	$(145,675)	$277,369	$(112,727)
Copyrights, trademarks and other registrations	19	99,100	(23,123)	99,100	(17,838)
Other	11	47,600	(18,691)	47,600	(14,518)

		$424,069	$(187,489)	$424,069	$(145,083)

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS – continued

Amortization expense related to other intangible assets totaled approximately $42,000 for each of the years ended December 31, 2005 and 2004. The aggregate estimated amortization expense for other intangible assets remaining as of December 31, 2005 is as follows:

2006	$42,407
2007	42,407
2008	42,407
2009	42,407
2010	42,407
Thereafter	24,545

$236,580

NOTE H – ACCRUED LIABILITIES

At December 31, 2005 and 2004 accrued liabilities consist of the following:

	2005	2004
Distributor commissions	$458,522	$542,839
Salaries and wages	535,004	502,670
Sales and other taxes	69,896	56,298
Interest	21,617	21,849
Other	49,439	62,397

Total	$1,134,478	$1,186,053

NOTE I – LINES OF CREDIT

At December 31, 2005 and 2004 borrowings under lines of credit consist of the following:

	2005	2004
Line of credit ($100,000 maximum) at prime plus 3.25%	$100,000	$100,000
Line of credit ($50,000 maximum) at prime plus 4.0%	22,249	25,644

Total	$122,249	$125,644

The prime rate was 7.0% at December 31, 2005. In December 2005, in connection with its planned expansion of operations into Korea, the Company entered into a $1.3 million credit facility with a bank. This credit facility is comprised of a $400,000 term note, which is described in Note J below, and a $900,000 line of credit. Borrowings under the line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined. The borrowing base, which was $900,000 at December 31, 2005, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. In addition, the Company is required to maintain minimum amounts of working capital, cash flow and tangible net worth, as defined. The Company was in compliance with these covenants at December 31, 2005.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE J – LONG-TERM OBLIGATIONS

At December 31, 2005 and 2004 long-term obligations consist of the following:

	2005	2004
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,568,382	$2,674,395

Note payable to bank arranged in connection with the Company’s planned expansion into Korea, bearing interest at 7.96%, payable interest only through June 2006 and thereafter in monthly installments of $12,550 through June 2009, collateralized by accounts receivable, inventories and equipment, and personally guaranteed by the Company’s Chief Executive Officer	400,000	—

Note payable to bank bearing interest at prime plus 1.5%	—	173,150

U. S. Small Business Administration note bearing interest at prime plus 2.75%	—	166,901

Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1999), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32 (there were no conversions in 2005 or 2004)	123,000	128,000

Capital lease obligations	14,386	—

Other	—	10,000

	3,105,768	3,152,446

Less – current maturities	303,655	391,449

	$2,802,113	$2,760,997

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE J – LONG-TERM OBLIGATIONS – continued

Long-term obligation payments payable in the next five years are as follows:

December 31,	Debt	Capital leases
2006	$297,666	$7,184
2007	251,518	7,184
2008	272,173	1,796
2009	217,954	—
2010	155,994	—
Thereafter	1,896,077	—

	3,091,382	16,164
Less amount representing interest	—	1,778
Less current maturities	297,666	5,989

	$2,793,716	$8,397

NOTE K – CAPITAL TRANSACTIONS

Issuances of Common Stock –

In 2003, the Company sold 6,000,000 shares of unregistered common stock at $0.10 per share. Of these shares, 4,000,000 were sold to Coral Club International, Inc. (“CCI”), a licensee of the Company. The president of CCI was a member of the Company’s Board of Directors until June 2004. The remaining 2,000,000 shares were sold to the Company’s founder and Chairman.

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

December 31, 2005, 2004 and 2003

NOTE K – CAPITAL TRANSACTIONS - continued

In June 2004, an employee exercised an option to purchase 100,000 shares of common stock at an aggregate exercise price of $14,500.

As of December 31, 2005, officers, certain of whom are also directors, and key employees held options to acquire 3,140,000 shares of common stock that were granted under the Plan and vest periodically through 2009. The options were granted at prices ranging from $0.15 to $0.16 per share, which were the market prices or in excess of the market prices of the shares on the dates granted. These options expire at various dates through 2013.

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

As of December 31, 2005, individuals have been granted options to acquire 425,000 shares of common stock outside of the Plan. These options, which were fully vested at December 31, 2005, were granted at prices ranging from $0.10 to $0.81 per share, which were the market prices of the shares on the dates granted. These options expire at various dates through 2018.

Changes in stock options are as follows:

	Shares	Exercise price	Weighted- average exercise price
Outstanding at January 1, 2003	790,840	$0.50 - $1.55	$0.93
Granted-
With exercise price equal to market	2,465,000	0.10 - 0.15	0.14
With exercise price in excess of market	710,000	0.16 - 0.30	0.16
Exercised	—	—	—
Forfeited or expired	(277,380)	0.88 -1.55	1.19

Outstanding at December 31, 2003	3,688,460	0.10 -1.29	0.24
Granted with exercise price equal to market	100,000	0.15	0.15
Exercised	(100,000)	0.15	0.15
Forfeited or expired	(81,460)	0.30 - 1.29	0.95

Outstanding at December 31, 2004	3,607,000	0.10 - 0.81	0.22
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(42,000)	0.50 -0.78	0.77

Outstanding at December 31, 2005	3,565,000	0.10 -0.81	0.21

Exercisable at December 31, 2005	2,058,000

Exercisable at December 31, 2004	1,506,000

Exercisable at December 31, 2003	1,100,460

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE K – CAPITAL TRANSACTIONS - continued

Stock options outstanding and exercisable at December 31, 2005 are summarized as follows:

Range of exercise price	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.10 - $0.16	3,165,000	5.4 years	$0.15	1,658,000	$0.15
0.50	100,000	3.4 years	0.50	100,000	0.50
0.81	300,000	12.8 years	0.81	300,000	0.81

	3,565,000		0.21	2,058,000	0.26

NOTE L – INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal income tax expense (benefit) at statutory rate	$210,378	$182,644	$(89,038)

State income taxes, net of federal benefit	22,914	16,895	3,310
Non-deductible expenses and other	6,455	(6,457)	44,242
Change in valuation allowance	(209,348)	(182,441)	(33,964)
Effect of foreign operations, net of foreign tax credits	(3,687)	(10,641)	(6,297)

Income tax expense (benefit)	$26,712	$—	$(81,747)

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE L – INCOME TAXES - continued

Deferred tax assets and liabilities at December 31, 2005 and 2004 are comprised of the following:

	December 31,
	2005	2004
Deferred tax assets related to:
Accrued liabilities	$23,651	$130,314
Accounts receivable and other assets	6,704	2,877
Net operating loss carryforwards	546,754	728,413
Other	8,733	5,222

	585,842	866,826
Valuation allowance	(48,200)	(257,548)

Net deferred tax assets	537,642	609,278

Deferred tax liabilities related to:
Property and equipment	(254,832)	(357,610)
Intangible assets	(282,810)	(229,195)

Deferred tax liabilities	(537,642)	(586,805)

Net deferred tax assets	$—	$22,473

The Company has net operating loss carryforwards of approximately $1,400,000 that expire from 2016 to 2022.

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$4,239	$5,000	$—
Foreign	—	(3,989)	(35,059)
Deferred
Federal	22,473	—	(38,538)
Foreign	—	(1,011)	(8,150)

Income tax expense (benefit) - continuing operations	$26,712	$—	$(81,747)

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2010. Rental expense under non-cancelable operating leases totaled $219,000, $260,000 and $434,000 in 2005, 2004 and 2003, respectively. Future minimum payments under non-cancelable operating leases are as follows:

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE M – COMMITMENTS AND CONTINGENCIES - continued

December 31,
2006	$378,371
2007	165,230
2008	155,182
2009	142,877
2010	54,734

$896,394

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

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees who are at least 18 years of age and have been employed by the Company longer than one month. On January 1, 2004, the Company began making discretionary matching contributions equal to ten percent of the employees’ contributions. Total matching contributions made by the Company during 2005 and 2004 were approximately $16,000 and $14,000, respectively. Prior to 2004, the Company made no matching contributions.

Lightforce Acquisition

In connection with the acquisition of Lightforce, Inc. in 1996, the seller receives a 5% commission on all sales of Lightforce products through 2006. This commission amounted to $20,000, $27,000 and $33,000 in 2005, 2004 and 2003, respectively.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them. Under the terms of this settlement, the Defendants agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined. During 2004 and 2003, the Company received approximately $148,000 and $102,000, respectively, representing full payment of the amount owed. These payments are classified as “Other income” in the accompanying consolidated financial statements.

Apart from the litigation described above, the Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

NOTE N – DISCONTINUED OPERATIONS

In December 2000, RBC created a new subsidiary named BizAdigm, Inc. (“BizAdigm”) to offer various internet products through a network of independent distributors similar in approach to the marketing of RBC’s Nutritional Products. Due to low sales volume, RBC discontinued the operations of BizAdigm during the second quarter of 2002. Consequently, operating results and cash flows related to BizAdigm are classified as discontinued operations.

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

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. In November 2005, the Company initiated the process of changing the brand under which these products are marketed from Royal BodyCare to RBC Life Sciences. These products are distributed by a network of independent Associates operating primarily in North America and by licensees operating in certain other countries outside of North America.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE O – SEGMENTS AND GEOGRAPHIC AREA - continued

The Medical Products segment markets a line of approximately 28 wound care and oncology products under the MPM Medical trade name. The wound care products are distributed to hospitals, nursing homes and home health care agencies throughout the United States through a network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through a nationwide network of pharmaceutical distributors.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2005
Net sales	$16,527	$2,834	$19,361
Depreciation and amortization	552	41	593
Operating profit	593	277	870
Capital expenditures	111	—	111
Total assets	11,135	1,552	12,687

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2004
Net sales	$15,972	$2,294	$18,266
Depreciation and amortization	551	41	592
Operating profit	526	125	651
Capital expenditures	93	—	93
Total assets	10,027	1,127	11,154

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2003
Net sales	$16,603	$1,537	$18,140
Depreciation and amortization	570	37	607
Operating profit (loss)	(93)	33	(60)
Capital expenditures	40	—	40
Total assets	9,983	661	10,644

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE O – SEGMENTS AND GEOGRAPHIC AREA - continued

Financial information summarized geographically for the years ended December 31, 2005, 2004 and 2003 is listed below (in thousands):

	Net sales	Long-lived assets
Year ended December 31, 2005
Domestic	$10,345	$6,097
Canada	1,987	390
Former Soviet Union	6,677	—
All others	352	72

Totals	$19,361	$6,559

Year ended December 31, 2004

Domestic	$10,283	$6,549
Canada	2,128	407
Former Soviet Union	5,560	—
All others	295	—

Totals	$18,266	$6,956

Year ended December 31, 2003

Domestic	$11,719	$7,017
Canada	2,607	420
Former Soviet Union	3,533	—
All others	281	—

Totals	$18,140	$7,437

Significant Customers

The Company recorded sales to CCI, a licensee of the Company, in the amount of $6,677,000, $5,560,000 and $3,533,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These sales accounted for more than ten percent of net sales in these years. In no other case did a customer of the Company account for more than ten percent of net sales for the years ended December 31, 2005, 2004 or 2003.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE P – EARNINGS (LOSS) PER SHARE

Summarized basic and diluted earnings per common share were calculated as follows:

	Earnings (Loss) from Continuing Operations	Shares	Per Share
Year ended December 31, 2005
Basic earnings per common share	$592,046	20,056,294	$0.03
Effect of dilutive stock options	—	1,443,144

Diluted earnings per common share	$592,046	21,499,438	$0.03

Year ended December 31, 2004
Basic earnings per common share	$537,187	20,014,627	$0.03
Effect of dilutive stock options	—	960,849

Diluted earnings per common share	$537,187	20,975,476	$0.03

Year ended December 31, 2003
Basic loss per common share	$(180,128)	18,622,961	$(0.01)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(180,128)	18,622,961	$(0.01)

For 2005, 2004 and 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 300,000, 442,000 and 3,688,460, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings (loss) per common share for 2005, 2004 and 2003 and accordingly have been excluded from the computation.

NOTE Q – RELATED PARTY TRANSACTIONS

Life Insurance Arrangement – In November 2003, the Company and its Chairman and CEO, Clinton H. Howard, cancelled a split dollar life insurance arrangement that was established in 1995. In connection with the cancellation of this arrangement, a $1,000,000 life insurance policy on the life of Mr. Howard having a cash surrender value of approximately $122,000 was transferred to the Company, and the Company and Mr. Howard’s spouse, the owner of the policy, cancelled a collateral assignment agreement that provided for repayment to the Company of policy premiums paid by it. As a result, the Company charged $145,000 to expense in 2003, which represented the difference between the cash surrender value transferred to the Company and policy premiums of $267,000 paid by the Company, which were no longer secured by the collateral assignment agreement. At December 31, 2005 and 2004, the policy’s cash surrender value of $163,000 and $147,000, respectively, is included in “Other assets” in the Company’s consolidated balance sheet.

Royal BodyCare, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE Q – RELATED PARTY TRANSACTIONS - continued

Sales of Common Stock - In 2003, the Company sold 6,000,000 shares of unregistered common stock at $0.10 per share. Of these shares, 4,000,000 were sold to CCI, a licensee of the Company. The president of CCI was a member of the Company’s Board of Directors until June 2004. The remaining 2,000,000 shares were sold to Mr. Howard.

Debt Guarantees – Mr. Howard has guaranteed a mortgage note and a bank note of the Company, which notes amounted to $2,568,000 and $400,000, respectively, at December 31, 2005. Mr. Howard has also guaranteed a $900,000 line of credit of the Company that had no borrowings outstanding at December 31, 2005.

Customer Arrangement – In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement. In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement. The Company recorded sales to CCI in the amount of $6,677,000, $5,560,000 and $3,533,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Pursuant to the license agreement between CCI and the Company, CCI paid royalties to the Company for the years ended December 31, 2005, 2004 and 2003 in the amount of $1,169,000, $827,000 and $518,000, respectively, which are recorded as sales. The president of CCI was a member of the Company’s Board of Directors until June 2004.

NOTE R – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2005 and 2004 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2005:
Net sales	$4,140	$5,358	$4,915	$4,948
Gross profit	2,755	3,168	2,935	3,028
Net earnings (loss)	(9)	380	150	71
Net earnings (loss) per share – basic and diluted	(0.00)	0.02	0.01	0.00

2004:
Net sales	$4,241	$4,717	$4,066	$5,242
Gross profit	2,938	2,929	2,677	3,160
Net earnings	80	142	18	297
Net earnings per share – basic and diluted	0.00	0.01	0.00	0.01