Form 10-Q
period 2006-03-31
ROYAL BODYCARE INC/NV
filed 2006-05-12
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50417

Royal BodyCare, Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-2015186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2301 Crown Court, Irving, Texas	75038
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 972-893-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Number of shares of common stock, par value $0.001, outstanding at May 1, 2006: 20,155,294

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,359,526	$1,697,966
Accounts receivable, net	416,203	352,741
Inventories	3,864,287	3,564,760
Prepaid expenses and other	459,889	511,975

Total current assets	6,099,905	6,127,442

Property and equipment, net	4,175,006	3,975,948

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	225,978	236,580

Other assets	465,680	251,895

	$13,061,623	$12,686,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,134,409	$1,202,990
Accrued liabilities	1,081,777	1,134,478
Current maturities of long-term obligations	330,889	303,655
Lines of credit	121,540	122,249
Deferred revenue	2,750,987	2,224,341

Total current liabilities	5,419,602	4,987,713

Long-term obligations, less current maturities	2,744,131	2,802,113

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,155,294 and 20,056,294 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	20,155	20,056
Additional paid-in capital	12,826,862	12,789,978
Accumulated deficit	(7,887,092)	(7,848,454)
Accumulated other comprehensive loss	(62,035)	(64,487)

	4,897,890	4,897,093

	$13,061,623	$12,686,919

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarters Ended March 31,
	2006	2005
Net sales	$4,808,899	$4,139,985

Cost of sales	1,552,731	1,384,298

Gross profit	3,256,168	2,755,687

Operating expenses
General and administrative	2,184,298	1,730,909
Distributor commissions	883,815	826,504
Depreciation and amortization	162,377	143,841

Total operating expenses	3,230,490	2,701,254

Operating profit	25,678	54,433

Interest expense	64,316	63,270

Loss before income taxes	(38,638)	(8,837)

Provision for income taxes	—	—

Net loss	$(38,638)	$(8,837)

Loss per share:
Basic	$(0.00)	$(0.00)
Diluted	(0.00)	(0.00)

Weighted average common shares outstanding:
Basic	20,144,294	20,056,294
Diluted	20,144,294	20,056,294

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarters Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(38,638)	$(8,837)
Adjustment for non-cash items:
Depreciation and amortization	166,015	147,630
Stock-based compensation	22,628	—
Change in operating assets and liabilities
Accounts receivable	(63,400)	141,458
Inventories	(298,997)	(548,328)
Prepaid expenses and other	62,985	3,800
Other assets	(210,948)	(3,611)
Accounts payable and accrued liabilities	(121,638)	77,426
Deferred revenue	526,646	592,471

Net cash provided by operating activities	44,653	402,009

Cash flows from investing activities:
Purchase of property and equipment	(354,415)	(38,029)

Net cash used by investing activities	(354,415)	(38,029)

Cash flows from financing activities:
Net payments of lines of credit	(709)	(946)
Payments of long term obligations	(30,748)	(61,605)
Proceeds from the exercise of stock options	14,355	—

Net cash used by financing activities	(17,102)	(62,551)

Effect of exchange rate changes on cash flows	(11,576)	755

Net increase (decrease) in cash and cash equivalents	(338,440)	302,184
Cash and cash equivalents, beginning of period	1,697,966	1,051,511

Cash and cash equivalents, end of period	$1,359,526	$1,353,695

See notes to condensed consolidated financial statements.

ROYAL BODYCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of Royal BodyCare, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”). In North America, South Korea and Japan, the Company’s products are marketed through a network of distributors that are referred to as “Associates.” The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates. The Company began marketing its Nutritional Products in South Korea in February 2006.

RBC also markets its Nutritional Products in certain international markets through license arrangements. The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute our products through an independent Associate network in the licensed territory. Under these arrangements, the independent Associate network in a licensed territory is compensated by the licensee according to the same or a similar compensation plan as the one used by RBC for its Associates in the North America, South Korea and Japan.

In November 2005, the Company announced its decision to change the brand name under which it markets its Nutritional Products from Royal BodyCare to RBC Life Sciences. The Company made this change to more clearly identify its brand name with the products it sells, to reflect the advanced level of biotechnology that is incorporated into its product line and to improve the direct marketing opportunity for its Associates.

In addition to its Nutritional Products, RBC also markets a line of wound care and oncology products throughout the United States under the MPM Medical trade name. These products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Note C – Inventories:

Inventories at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	December 31, 2005
Raw materials and bulk products	$279,127	$389,764
Packaging Materials	427,451	403,452
Finished goods	3,157,709	2,771,544

	$3,864,287	$3,564,760

Note D – Property and Equipment:

Property and equipment at March 31, 2006 and December 31, 2005 consists of the following:

	March 31, 2006	December 31, 2005
Building and improvements	$2,758,983	$2,758,983
Computer software and office equipment	3,166,751	2,992,090
Warehouse equipment	272,234	257,520
Automotive equipment	55,392	55,392
Leasehold improvements	183,524	18,752

	6,436,884	6,082,737
Less – accumulated depreciation	3,403,051	3,247,962

	3,033,833	2,834,775
Land	1,141,173	1,141,173

	$4,175,006	$3,975,948

Note E – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	March 31, 2006		December 31, 2005
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

		March 31, 2006		December 31, 2005
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Distribution contracts	8	$277,369	$(153,913)	$277,369	$(145,675)
Copyrights, trademarks and other registrations	19	99,100	(24,444)	99,100	(23,123)
Other	11	47,600	(19,734)	47,600	(18,691)

		$424,069	$(198,091)	$424,069	$(187,489)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended March 31, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2006 is as follows:

Remainder of 2006	$31,805
2007	42,407
2008	42,407
2009	24,048
2010	21,626
Thereafter	63,685

Total	$225,978

Note F – Accrued Liabilities:

Accrued liabilities at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	December 31, 2005
Distributor commissions	$547,866	$458,522
Salaries and wages	380,912	535,004
Sales and other taxes	81,647	69,896
Interest	21,362	21,617
Other	49,990	49,439

	$1,081,777	$1,134,478

Note G – Share-Based Compensation:

Employee stock options –

On July 1, 1998, the Company’s shareholders adopted the 1998 Stock Option Plan (the “Plan”) and reserved 500,000 shares of common stock for issuance under the Plan. Effective September 4, 2003, the Company’s shareholders adopted an amendment and restatement of the Plan in the form of the 2003 Stock Incentive Plan. The purpose of this amendment and restatement was, among other things, to increase the number of shares issuable under the Plan to 3,500,000 shares of common stock and to add restricted stock as available for awards under the Plan. The Plan, in both the original form and the amended and restated form, provides for the issuance of both non-qualified stock options and incentive stock options (“ISOs”), and permits grants to employees, non-employee directors and consultants of the Company. The Plan, in its amended and restated form, also provides for the issuance of restricted stock awards, although no such awards have been granted.

The Company has also granted employee stock options outside the Plan. Under these arrangements, as of March 31, 2006, the Company had granted non-qualified options to purchase 400,000 shares of common stock.

Prior to January 1, 2006, the Company accounted for employee stock options under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In accordance with APB 25, prior to January 1, 2006, no stock-based compensation cost was reflected in net earnings (loss), as all options granted had an exercise price equal to or greater than the quoted market price of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. In accordance with this method, stock-based compensation expense recognized in the quarter ended March 31, 2006 includes (i) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Also in accordance with this method, periods ending prior to January 1, 2006 are not retroactively adjusted.

Stock-based compensation expense for the quarter ended March 31, 2006 was $22,628 and is classified as a general and administrative expense. There were no tax benefits related to this expense because all stock-based compensation resulted from grants of ISOs. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. In accordance with SFAS 123R, the Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no excess tax benefits in the quarter ended March 31, 2006.

Other stock options –

In April 2003, the Company granted a five-year option to purchase 25,000 shares of common stock to an individual at an exercise price of $0.10 per share in partial settlement of an obligation of BizAdigm, Inc. The Company recorded an increase of $2,500 to additional paid-in capital in connection with this option grant, which was the fair value of this option based on the Black-Scholes option pricing model.

Fair value –

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31,
	2006	2005 (1)
Expected life (years)	9.0	—
Risk-free interest rate	4.67%	—
Expected Volatility	35.0%	—
Expected Dividend yield	0%	—

(1)	There were no option grants in the quarter ended March 31, 2005.

Stock option activity –

A summary of stock option activity for the quarter ended March 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	3,565,000	$0.21
Granted	200,000	0.74
Exercised	(99,000)	0.15
Forfeited/Canceled	—	—

Outstanding on March 31, 2006	3,666,000	$0.24	5.8	$1,800,955

Exercisable on March 31, 2006	2,079,000	$0.26	5.8	$1,106,170

There was one option to purchase common stock granted during the quarter ended March 31, 2006, which option had a fair value of $0.71; there were no options granted during the quarter ended March 31, 2005. The intrinsic value of options exercised during the quarter ended March 31, 2006 was $59,565. There were no options exercised during the quarter ended March 31, 2005.

A summary of the status of the Company’s non-vested stock options as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options at January 1, 2006	1,507,000	$0.14
Non-vested stock options granted	200,000	0.71
Vested stock options	(120,000)	0.14
Forfeited stock options	—	—

Non-vested stock options at March 31, 2006	1,587,000	0.21

As of March 31, 2006, there was approximately $289,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the quarter ended March 31, 2006 was approximately $16,800.

The following table illustrates the effect on net loss and net loss per share if, for the quarter ended March 31, 2005, the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS 123 to stock-based employee compensation:

Quarter Ended March 31, 2005
Net loss, as reported	$(8,837)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(19,527)

Pro forma net loss	$(28,364)

Loss per share:
Basic and diluted, as reported	$(0.00)
Basic and diluted, pro forma	(0.00)

Note H – Long Term Obligations:

At March 31, 2006 and December 31, 2005 long-term obligations consists of the following:

	March 31, 2006	December 31, 2005
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,540,574	$2,568,382
Note payable to bank bearing interest at 7.96%, payable interest only through June 2006 and thereafter in monthly installments of $12,550 through June 2009, collateralized by accounts receivable, inventories and equipment, and personally guaranteed by the Company’s Chief Executive Officer	400,000	400,000

	March 31, 2006	December 31, 2005
Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1997), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	121,500	123,000
Capital lease obligation	12,946	14,386

	3,075,020	3,105,768
Less – current maturities	330,889	303,655

	$2,744,131	$2,802,113

The note payable to bank is part of a $1.3 million credit facility arranged to fund the Company’s expansion into South Korea. The other portion of this credit facility is a $900,000 line of credit. Borrowings under the line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $900,000 at March 31, 2006, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. In addition, the Company is required to maintain minimum amounts of working capital, cash flow and tangible net worth, as defined in the line of credit agreement. The Company was in compliance with these covenants at March 31, 2006.

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.

Note I – Segments and Geographic Area:

The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products. The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. In November 2005, the Company initiated the process of changing the brand name under which these products are marketed from Royal BodyCare to RBC Life Sciences. These products are distributed by a network of independent Associates operating primarily in North America and South Korea and by licensees operating in certain other international markets. The Medical Products segment markets a line of approximately 28 wound care and oncology products in the United States under the MPM Medical trade name. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies through medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through pharmaceutical distributors.

The Company evaluates the performance of its segments primarily based on operating profit (loss). All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit (loss) for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended March 31, 2006
Net sales	$4,065	$744	$4,809
Depreciation and amortization	153	13	166
Operating profit (loss)	(27)	53	26
Capital expenditures	354	—	354
Total assets	11,648	1,414	13,062

	Nutritional Products	Medical Products	Consolidated
Quarter ended March 31, 2005
Net sales	$3,537	$603	$4,140
Depreciation and amortization	138	10	148
Operating profit	25	29	54
Capital expenditures	38	—	38
Total assets	10,808	941	11,749

Financial information summarized geographically for the quarters ended March 31, 2006 and 2005 is listed below (in thousands):

	Net sales	Long-Lived assets
Quarter ended March 31, 2006
Domestic	$2,544	$6,004
Canada	468	388
South Korea	229	570
Former Soviet Union	1,267	—
All others	301	—

Totals	$4,809	$6,962

Quarter ended March 31, 2005
Domestic	$2,569	$6,445
Canada	518	405
South Korea	—	—
Former Soviet Union	999	—
All others	54	—

Totals	$4,140	$6,850

Significant Customers

The Company recorded sales to Coral Club International, Inc., a licensee of the Company, in the amounts of $1,267,000 and $999,000 during the quarters ended March 31, 2006 and 2005, respectively. These sales accounted for more than 10% of net sales in these quarters. In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2006 or 2005.

Note J – Loss Per Share:

Summarized basic and diluted loss per common share was calculated as follows:

	Net Loss	Shares	Per Share
Quarter ended March 31, 2006
Basic loss per common share	$(38,638)	20,144,294	$(0.00)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(38,638)	20,144,294	$(0.00)

Quarter ended March 31, 2005
Basic loss per common share	$(8,837)	20,056,294	$(0.00)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(8,837)	20,056,294	$(0.00)

The number of stock options that were outstanding but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 3,666,000 and 3,577,000 for the quarters ended March 31, 2006 and 2005, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted loss per common share for the quarters ended March 31, 2006 and 2005, and accordingly have been excluded from the computation.

Note K – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarters Ended March 31,
	2006	2005
Net loss	$(38,638)	$(8,837)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,452	(1,427)

Comprehensive loss	$(36,186)	$(10,264)

Note L – Legal Proceedings:

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2005 Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2005 Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Please consider our forward-looking statements in light of those risks as you read this report.

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products.

•	Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) weight loss products and (iii) fitness products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In North America, South Korea and Japan we distribute Nutritional Products directly through a network of independent Associates. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•	Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2006		2005
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,498	52%	$2,485	60%
Licensees	1,567	33%	1,052	25%

	4,065	85%	3,537	85%
Medical Products	744	15%	603	15%

	$4,809	100%	$4,140	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2006	2005
United States	72%	79%
Canada	19	21
South Korea	9	—

	100%	100%

In February 2006, we began distribution of Nutritional Products through our Associate network in South Korea. Net sales in this market were $229,000 during the quarter ended March 31, 2006. We initiated sales activities after establishing a fully staffed office located in Seoul, South Korea. However, the full range of Nutritional Products we market in South Korea was not available for distribution until early May 2006. Although there is no assurance that expansion into South Korea will improve our operating results, we believe that expansion into this market will make a positive contribution to the Company’s consolidated net sales and future earnings.

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

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 81% and 95% of licensee net sales in the first quarter of 2006 and 2005, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and owns approximately 20% of our outstanding common stock.

Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 55% and 38% of Medical Products net sales in the first quarter of 2006 and 2005, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying footnotes. On an on-going basis, we evaluate these estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

Management believes that other than the adoption of SFAS 123R, there have been no significant changes during the quarter ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, we recognize compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 31,

2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with APB 25, and provided pro forma disclosure of the effect on net earnings (loss) and earnings (loss) per share as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note G to the condensed consolidated financial statements for further discussion of stock-based compensation.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	32.3	33.4

Gross profit	67.7	66.6
Operating expenses:
General and administrative	45.4	41.8
Distributor commissions	18.4	20.0
Depreciation and amortization	3.4	3.5

Total operating expenses	67.2	65.3

Operating profit	0.5	1.3
Interest expense	1.3	1.5

Earnings before income taxes	(0.8)	(0.2)
Provision for income taxes	—	—

Net earnings (loss)	(0.8)%	(0.2)%

Quarter ended March 31, 2006 compared with Quarter ended March 31, 2005

Net sales. Net sales for the quarter ended March 31, 2006 were $4,809,000 compared with net sales for the prior year of $4,140,000, an increase of $669,000 or 16%. This increase was due to a $528,000 increase in net sales of Nutritional Products and a $141,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $515,000 while net sales of Nutritional Products to our Associate network increased $13,000.

Associate Network. Net sales to the Associate network increased as a result of the expansion of our Associate network into South Korea. We began distribution of our Nutritional Products in this market in February 2006 and recorded net sales of $229,000 during the quarter ended March 31, 2006. Net sales in the North American market declined approximately $216,000 during the first quarter of 2006. We attribute this decrease to a decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first quarter of 2006, we initiated certain new marketing programs intended to encourage greater levels of sponsorship by the Associate network in North America. While we believe these programs and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. The growth in net sales to our licensees relates mainly to growth of CCI. Sales to CCI increased $268,000 in the first quarter of 2006. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, our sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $3,091,000 and $3,258,000 at March 31, 2006 and 2005, respectively.

Medical products. The growth in net sales of Medical Products is related to increased sales to the largest customer in this segment. Sales to this customer increased $185,000 during the first quarter of 2006 compared to the first quarter of 2005. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the quarter ended March 31, 2006 was $1,553,000 compared with cost of sales in the prior year of $1,384,000, an increase of $169,000 or 12%. As a percentage of net sales, cost of sales was 32% in 2006 and 33% in 2005. As a percentage of net sales, gross profit increased 1% mainly as a result of improved gross margins in the Nutritional Products segment.

Distributor commissions. Distributor commissions for the quarter ended March 31, 2006 were $884,000 compared with distributor commissions in 2005 of $827,000, an increase of $57,000 or 7%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were 34% in the first quarter of 2006 compared with 33% in the first quarter of 2005. On a consolidated basis, distributor commissions as a percentage of net sales declined to 18% in the first quarter of 2006 compared with 20% in 2005. This percentage decline was related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees.

General and administrative. General and administrative expenses for the quarter ended March 31, 2006, were $2,184,000 compared with 2005 expenses of $1,731,000, an increase of $453,000 or 26%. Of this increase, $337,000 resulted from general and administrative expenses incurred in connection with the expansion of our Associate network into South Korea as described above. Also, approximately $23,000 of this increase resulted from recognition of stock-based compensation pursuant to the adoption of SFAS 123R as of January 1, 2006. General and administrative expenses in the Medical Products segment increased approximately $21,000 to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 45% and 42% in 2006 and 2005, respectively.

Net loss. As a result of the factors described above, the net loss for the quarter ended March 31, 2006 was $39,000, or $.00 per share, compared with a net loss in the prior year of $9,000 or $.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. During the quarter ended March 31, 2006, we had a net decrease in cash of $338,000 compared with a net increase in cash of $302,000 in 2005. At March 31, 2006, we had working capital of $680,000, a $460,000 decline from working capital at December 31, 2005 of $1,140,000. These declines were mainly attributable to reduced cash flows from operating activities and purchases of property and equipment.

Operating activities. In the first quarter of 2006, our operating activities provided cash flows of $45,000 compared with $402,000 in 2005. This decline was mainly related to the timing of payments received from certain Medical Products customers, the timing of inventory purchases, the timing of payments made to suppliers and deposits made with various entities in connection with the establishment of operations in South Korea. In the first quarter of 2006, net earnings adjusted for non-cash activities including depreciation and amortization and stock-based compensation provided cash flows of $150,000 compared with $139,000 in 2005.

Investing activities. During the first quarter of 2006, we used cash of $354,000 related to the purchase of property and equipment. Most of this property and equipment was purchased in connection with the establishment of operations in South Korea.

Financing activities. During the first quarter of 2006, we used cash of $17,000 related to financing activities. We used cash of $31,000 to repay long-term debt, which use was partially offset by proceeds received from the exercise of employee stock options.

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

In connection with the establishment of operations in South Korea, we arranged a $1.3 million credit facility with a bank. This credit facility is comprised of a $900,000 line of credit secured by inventory and accounts receivable and a five-year note in the amount of $400,000 secured by equipment. At March 31, 2006, there were no borrowings outstanding under the line of credit. In addition to this credit facility, we may seek additional outside sources of capital including bank borrowings, other types of debt or equity financings to provide further funding for this project if we determine additional funding is necessary. We can give no assurance, however, that we would be able to obtain additional outside financing on terms we would find acceptable.

We have no plans or requirements for any significant capital expenditures during the next 12 months other than those described above.

Other than those factors already described, we are not aware of any trends or uncertainties that would significantly affect our liquidity or capital resources in the future.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.

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

Foreign exchange

We have foreign-based operations in Canada and South Korea that accounted for 10% and 5%, respectively, of net sales during the first quarter of 2006. Canadian operations accounted for 10% of net sales during fiscal 2005. We advance funds to and from our foreign subsidiaries denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar and Korean Won relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $41,000 from our Canadian operation and $879,000 to our Korean operation at March 31, 2006, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $92,000.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At March 31, 2006, we had $122,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at March 31, 2006, a 10% increase in interest rates would adversely affect our financial position, annual results of operations and cash flows by approximately $1,200.

ITEM 4. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

None

ITEM 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2005 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing of the 2005 Form 10-K.

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
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: May 12, 2006

              Irving, Texas

ROYAL BODYCARE, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002