Form 10-Q
period 2006-06-30
RBC LIFE SCIENCES, INC.
filed 2006-08-10
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50417

RBC Life Sciences, Inc.

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

Number of shares of common stock, par value $0.001, outstanding at August 1, 2006:

20,155,294

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,128,799	$1,697,966
Accounts receivable, net	357,846	352,741
Inventories	2,999,610	3,564,760
Prepaid expenses and other	815,379	511,975

Total current assets	6,301,634	6,127,442

Property and equipment, net	4,040,645	3,975,948

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	215,376	236,580

Other assets	480,543	251,895

	$13,133,252	$12,686,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,022,355	$1,202,990
Accrued liabilities	1,045,604	1,134,478
Current maturities of long-term obligations	372,737	303,655
Lines of credit	120,875	122,249
Deferred revenue	2,494,735	2,224,341

Total current liabilities	5,056,306	4,987,713

Long-term obligations, less current maturities	2,672,455	2,802,113

Deferred income tax liabilities	158,218	—

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,155,294 and 20,056,294 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	20,155	20,056
Additional paid-in capital	12,854,223	12,789,978
Accumulated deficit	(7,594,237)	(7,848,454)
Accumulated other comprehensive loss	(33,868)	(64,487)

	5,246,273	4,897,093

	$13,133,252	$12,686,919

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarters Ended June 30,
	2006	2005
Net sales	$6,202,541	$5,358,114

Cost of sales	2,628,860	2,190,132

Gross profit	3,573,681	3,167,982

Operating expenses
General and administrative	2,126,067	1,754,091
Distributor commissions	768,720	826,037
Depreciation and amortization	161,917	144,016

Total operating expenses	3,056,704	2,724,144

Operating profit	516,977	443,838

Interest expense	64,122	63,454

Earnings before income taxes	452,855	380,384

Provision for income taxes	160,000	—

Net earnings	$292,855	$380,384

Earnings per share:
Basic	$0.01	$0.02
Diluted	0.01	0.02

Weighted average common shares outstanding:
Basic	20,155,294	20,056,294
Diluted	22,404,118	21,183,028

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Net sales	$11,011,440	$9,498,099

Cost of sales	4,181,591	3,574,430

Gross profit	6,829,849	5,923,669

Operating expenses
General and administrative	4,310,364	3,484,999
Distributor commissions	1,652,535	1,652,541
Depreciation and amortization	324,295	287,857

Total operating expenses	6,287,194	5,425,397

Operating profit	542,655	498,272

Interest expense	128,438	126,725

Earnings before income taxes	414,217	371,547

Provision for income taxes	160,000	—

Net earnings	$254,217	$371,547

Earnings per share:
Basic	$0.01	$0.02
Diluted	0.01	0.02

Weighted average common shares outstanding:
Basic	20,149,794	20,056,294
Diluted	22,491,663	20,619,661

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$254,217	$371,547
Adjustment for non-cash items:
Depreciation and amortization	331,627	295,018
Stock-based compensation	49,989	—
Deferred income taxes	160,000	—
Change in operating assets and liabilities
Accounts receivable	(5,011)	121,712
Inventories	559,568	(810,388)
Prepaid expenses and other	(288,143)	(158,945)
Other assets	(221,433)	(11,469)
Accounts payable and accrued liabilities	(277,185)	421,187
Deferred revenue	270,394	1,053,673

Net cash provided by operating activities	834,023	1,282,335

Cash flows from investing activities:
Purchase of property and equipment	(370,367)	(59,289)

Net cash used by investing activities	(370,367)	(59,289)

Cash flows from financing activities:
Net payments of lines of credit	(1,374)	(1,828)
Payments of long term obligations	(60,576)	(130,533)
Proceeds from the exercise of stock options	14,355	—

Net cash used by financing activities	(47,595)	(132,361)

Effect of exchange rate changes on cash flows	14,772	1,411

Net increase in cash and cash equivalents	430,833	1,092,096

Cash and cash equivalents, beginning of period	1,697,966	1,051,511

Cash and cash equivalents, end of period	$2,128,799	$2,143,607

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc., f/k/a Royal BodyCare, Inc., (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

Note B – Nature of Operations and Organization:

In June 2006, the Company changed its name from Royal BodyCare, Inc. to RBC Life Sciences, Inc. The Company made this change to more clearly identify its name with the products it sells, to reflect the advanced level of biotechnology that is incorporated into its product lines and to improve the direct marketing opportunity for its Associates.

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

RBC also markets its Nutritional Products in certain international markets through license arrangements. The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute these products through an independent Associate network in the licensed territory. Under these arrangements, the independent Associate network in a licensed territory is compensated by the licensee according to the same or a similar compensation plan as the one used by RBC for its Associates in North America, South Korea and Japan.

In addition to its Nutritional Products, RBC also markets a line of wound care and oncology products throughout the United States under the MPM Medical trade name. These products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Note C – Inventories:

Inventories at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
Raw materials and bulk products	$293,577	$389,764
Packaging materials	410,459	403,452
Finished goods	2,295,574	2,771,544

	$2,999,610	$3,564,760

Note D – Property and Equipment:

Property and equipment at June 30, 2006 and December 31, 2005 consists of the following:

	June 30, 2006	December 31, 2005
Building and improvements	$2,758,983	$2,758,983
Computer software and office equipment	3,191,051	2,992,090
Warehouse equipment	275,627	257,520
Automotive equipment	55,392	55,392
Leasehold improvements	188,238	18,752

	6,469,291	6,082,737
Less – accumulated depreciation	3,569,819	3,247,962

	2,899,472	2,834,775
Land	1,141,173	1,141,173

	$4,040,645	$3,975,948

Note E – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	June 30, 2006		December 31, 2005
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

		June 30, 2006		December 31, 2005
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Distribution contracts	8	$277,369	$(162,151)	$277,369	$(145,675)
Copyrights, trademarks and other registrations	19	99,100	(25,766)	99,100	(23,123)
Other	11	47,600	(20,776)	47,600	(18,691)

		$424,069	$(208,693)	$424,069	$(187,489)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended June 30, 2006 and 2005 and $21,200 for the six months ended June 30, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2006 is as follows:

Remainder of 2006	$21,203
2007	42,407
2008	42,407
2009	24,048
2010	21,626
Thereafter	63,685

Total	$215,376

Note F – Accrued Liabilities:

Accrued liabilities at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
Distributor commissions	$434,212	$458,522
Salaries and wages	454,767	535,004
Sales and other taxes	79,990	69,896
Interest	21,178	21,617
Other	55,457	49,439

	$1,045,604	$1,134,478

Note G – Share-Based Compensation:

Employee stock options

On July 1, 1998, the Company’s shareholders adopted the 1998 Stock Option Plan (the “1998 Plan”) and reserved 500,000 shares of common stock for issuance under the 1998 Plan. The 1998 Plan provided for the issuance of both non-qualified stock options and incentive stock options (“ISOs”), and permitted grants to employees, non-employee directors and consultants of the Company. Effective September 4, 2003, the Company’s shareholders adopted an amendment and restatement of the 1998 Plan in the form of the 2003 Stock Incentive Plan (the “2003 Plan”). The purpose of this amendment and restatement was, among other things, to reserve 3,500,000 shares of common stock for issuance under the 2003 Plan, an increase from the 500,000 shares of common stock issuable under the 1998 Plan, and to add restricted stock as available for awards under the 2003 Plan.

On June 1, 2006, the Company’s shareholders adopted the 2006 Stock Incentive Plan (the “2006 Plan”) under which 2,500,000 shares of common stock were reserved for issuance. The 2006 Plan provides for the issuance of non-qualified stock options, ISOs, restricted stock awards and stock appreciation rights, and permits grants to employees, non-employee directors and consultants of the Company.

The Company has also granted employee stock options outside of the plans described above. Under these arrangements, as of June 30, 2006, the Company had granted non-qualified options to purchase 400,000 shares of common stock.

Prior to January 1, 2006, the Company accounted for employee stock options under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In accordance with APB 25, prior to January 1, 2006, no stock-based compensation cost was reflected in net earnings, as all options granted had an exercise price equal to or greater than the quoted market price of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. In accordance with this method, stock-based compensation expense recognized subsequent to December 31, 2005 includes (i) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Also in accordance with this method, periods ending prior to January 1, 2006 are not retroactively adjusted.

Stock-based compensation expense for the quarter and six months ended June 30, 2006 was approximately $27,400 and $50,000, respectively, and is classified as a general and administrative expense. There were no tax benefits related to this expense because all stock-based compensation resulted from grants of ISOs. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. In accordance with SFAS 123R, the Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no excess tax benefits in the six months ended June 30, 2006.

Other stock options

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

Fair value

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005 (1)	2006	2005 (1)
Expected life (years)	9.0	—	9.0	—
Risk-free interest rate	4.67%	—	4.67%	—
Expected Volatility	35.0%	—	35.0%	—
Expected Dividend yield	0%	—	0%	—

(1)	There were no option grants during this period.

Stock option activity

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	3,565,000	$0.21
Granted	200,000	0.74
Exercised	(99,000)	0.15
Forfeited/Canceled	—	—

Outstanding on June 30, 2006	3,666,000	$0.24	5.6	$1,078,555

Exercisable on June 30, 2006	2,099,000	$0.26	5.5	$598,820

There were no options granted during the quarter ended June 30, 2006; there was one option to purchase common stock granted during the six months ended June 30, 2006, which had a fair value of $0.71. There were no options granted during the six months ended June 30, 2005. There were no options exercised during the quarter ended June 30, 2006; the intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $60,000. There were no options exercised during the six months ended June 30, 2005.

A summary of the status of the Company’s non-vested stock options as of June 30, 2006, and changes during the six months then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options at January 1, 2006	1,507,000	$0.14
Non-vested stock options granted	200,000	0.71
Vested stock options	(140,000)	0.14
Forfeited stock options	—	—

Non-vested stock options at June 30, 2006	1,567,000	0.21

As of June 30, 2006, there was approximately $262,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of shares vested during the quarter and six months ended June 30, 2006 was approximately $2,900 and $19,700, respectively.

The following table illustrates the effect on net earnings and net earnings per share if, for the quarter and six months ended June 30, 2005, the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS 123 to stock-based employee compensation:

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$380,384	$371,547
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(19,527)	(39,054)

Pro forma net earnings	$360,857	$332,493

Earnings per share:
Basic and diluted, as reported	$0.02	$0.02
Basic and diluted, pro forma	0.02	0.02

Note H – Long Term Obligations:

At June 30, 2006 and December 31, 2005 long-term obligations consist of the following:

	June 30, 2006	December 31, 2005
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,512,224	$2,568,382

Note payable to bank bearing interest at 7.96%, payable interest only through June 2006 and thereafter in monthly installments of $12,550 through June 2009, collateralized by accounts receivable, inventories and equipment, and personally guaranteed by the Company’s Chief Executive Officer	400,000	400,000

Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1997), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	121,500	123,000

Capital lease obligation	11,468	14,386

	3,045,192	3,105,768
Less – current maturities	372,737	303,655

	$2,672,455	$2,802,113

The note payable to bank is part of a $1.3 million credit facility arranged to fund the Company’s expansion into South Korea. The other portion of this credit facility is a $900,000 line of credit. Borrowings under the line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $900,000 at June 30, 2006, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. In addition, the Company is required to maintain minimum amounts of working capital, cash flow and tangible net worth, as defined in the line of credit agreement. The Company was in compliance with these covenants at June 30, 2006.

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.

Note I – Segments and Geographic Area:

The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products. The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. Nutritional Products are marked under the RBC Life Sciences brand name. These products are distributed by a network of independent Associates operating primarily in North America and South Korea and by licensees operating in certain other international markets. The Medical Products segment markets a line of approximately 28 wound care and oncology products in the United States under the MPM Medical trade name. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies through medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through pharmaceutical distributors.

The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended June 30, 2006
Net sales	$5,297	$906	$6,203
Depreciation and amortization	152	14	166
Operating profit	368	149	517
Capital expenditures	16	—	16
Total assets	11,691	1,442	13,133

Quarter ended June 30, 2005
Net sales	$4,595	$763	$5,358
Depreciation and amortization	137	10	147
Operating profit	332	112	444
Capital expenditures	21	—	21
Total assets	11,759	1,116	12,875

Six Months ended June 30, 2006
Net sales	$9,361	$1,650	$11,011
Depreciation and amortization	305	27	332
Operating profit	341	202	543
Capital expenditures	370	—	370
Total assets	11,691	1,442	13,133

Six Months ended June 30, 2005
Net sales	$8,132	$1,366	$9,498
Depreciation and amortization	275	20	295
Operating profit	357	141	498
Capital expenditures	59	—	59
Total assets	11,759	1,116	12,875

Financial information summarized geographically for the quarters and six months ended June 30, 2006 and 2005 is listed below (in thousands):

	Quarter ended June 30, 2006		Quarter ended June 30, 2005
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,497	$5,886	$2,663	$6,347
Canada	401	389	496	398
South Korea	200	557	—	—
Former Soviet Union	2,858	—	2,140	—
All others	247	—	59	—

Totals	$6,203	$6,832	$5,358	$6,745

	Six Months ended June 30, 2006		Six Months ended June 30, 2005
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$5,040	$5,886	$5,233	$6,347
Canada	870	389	1,013	398
South Korea	429	557	—	—
Former Soviet Union	4,125	—	3,138	—
All others	547	—	114	—

Totals	$11,011	$6,832	$9,498	$6,745

Significant Customers

The Company recorded sales to Coral Club International, Inc., a licensee of the Company, in the amounts of $2,858,000 and $2,140,000 during the quarters ended June 30, 2006 and 2005, respectively, and $4,125,000 and $3,138,000 during the six months ended June 30, 2006 and 2005, respectively. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters and six months ended June 30, 2006 and 2005.

Note J – Earnings Per Share:

Summarized basic and diluted earnings per common share was calculated as follows:

	Net Earnings	Shares	Per Share
Quarter ended June 30, 2006
Basic earnings per common share	$292,855	20,155,294	$0.01
Effect of dilutive stock options	—	2,248,824

Diluted earnings per common share	$292,855	22,404,118	$0.01

Quarter ended June 30, 2005
Basic earnings per common share	$380,384	20,056,294	$0.02
Effect of dilutive stock options	—	1,126,734

Diluted earnings per common share	$380,384	21,183,028	$0.02

Six months ended June 30, 2006
Basic earnings per common share	$254,217	20,149,794	$0.01
Effect of dilutive stock options	—	2,341,869

Diluted earnings per common share	$254,217	22,491,663	$0.01

Six months ended June 30, 2005
Basic earnings per common share	$371,547	20,056,294	$0.02
Effect of dilutive stock options	—	563,367

Diluted earnings per common share	$371,547	20,619,661	$0.02

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 500,000 and 402,000 for the quarters ended June 30, 2006 and 2005, respectively, and 500,000 and 402,000 for the six months ended June 30, 2006 and 2005, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted loss per common share for the quarters and six months ended June 30, 2006 and 2005, and accordingly have been excluded from the computation.

Note K – Comprehensive Income:

Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$292,855	$380,384	$254,217	$371,547
Other comprehensive income (loss):
Foreign currency translation adjustment	28,167	(5,227)	30,619	(6,654)

Comprehensive income	$321,022	$375,157	$284,836	$364,893

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

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products.

•	Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) weight loss products and (iii) fitness products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In North America, South Korea and Japan we distribute Nutritional Products directly through a network of independent Associates. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•	Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2006		2005
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,193	35%	$2,399	45%
Licensees	3,104	50%	2,196	41%

	5,297	85%	4,595	86%
Medical Products	906	15%	763	14%

	$6,203	100%	$5,358	100%

	Six Months Ended June 30,
	2006		2005
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$4,690	43%	$4,884	52%
Licensees	4,671	42%	3,248	34%

	9,361	85%	8,132	86%
Medical Products	1,650	15%	1,366	14%

	$11,011	100%	$9,498	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	72%	79%	72%	79%
Canada	19	21	19	21
South Korea	9	—	9	—

	100%	100%	100%	100%

In February 2006, we began distribution of Nutritional Products through our Associate network in South Korea. We initiated sales activities after establishing a fully staffed office located in Seoul, South Korea; however, the full range of Nutritional Products we market in South Korea was not available for distribution until early May 2006. Net sales in this market were $200,000 and $429,000 during the quarter and six months ended June 30, 2006, respectively. Although there is no assurance that net sales in South Korea will increase, based on the market analysis we performed prior to opening this market, we continue to believe that expansion into this market will ultimately make a positive contribution to our consolidated net sales and future earnings.

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

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 88% and 97% of licensee net sales in the six months ended June 30, 2006 and 2005, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and owns approximately 20% of our outstanding common stock.

Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 55% and 44% of Medical Products net sales in the six months ended June 30, 2006 and 2005, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying footnotes. On an on-going basis, we evaluate these estimates and assumptions based on historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

Management believes that other than the adoption of SFAS 123R, there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method; therefore we have not restated results for prior periods. Under this transition method, we recognize compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with APB 25, and provided pro forma disclosure of the effect on net earnings and earnings per share as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.4	40.9	38.0	37.7

Gross profit	57.6	59.1	62.0	62.3
Operating expenses:
General and administrative	34.3	32.7	39.1	36.7
Distributor commissions	12.4	15.4	15.0	17.4
Depreciation and amortization	2.6	2.7	3.0	3.0

Total operating expenses	49.3	50.8	57.1	57.1

Operating profit	8.3	8.3	4.9	5.2
Interest expense	1.0	1.2	1.1	1.3

Earnings before income taxes	7.3	7.1	3.8	3.9
Provision for income taxes	2.6	—	1.5	—

Net earnings	4.7%	7.1%	2.3%	3.9%

Quarter ended June 30, 2006 compared with Quarter ended June 30, 2005

Net sales. Net sales for the quarter ended June 30, 2006 were $6,203,000 compared with net sales for the prior year of $5,358,000, an increase of $845,000 or 16%. This increase was due to a $702,000 increase in net sales of Nutritional Products and a $143,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $908,000 while net sales of Nutritional Products to our Associate network decreased $206,000.

Associate Network. We began distribution of our Nutritional Products in South Korea in February 2006 and recorded net sales of $200,000 during the quarter ended June 30, 2006. Net sales in this market during the quarter were adversely affected by the termination of an Associate in June 2006. This Associate, who had a sales organization in both the U.S. and South Korea, was terminated for violating certain of the Company’s Associate policies and procedures with which Associates are contractually obligated to comply. We have undertaken a variety of initiatives to minimize the effect of this termination and build sales in this market, although no assurance can be given that these initiatives will be successful.

Net sales in the North American market declined approximately $404,000 during the second quarter of 2006. We attribute this decrease to a decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the second quarter of 2006, we initiated certain new marketing programs intended to encourage greater levels of sponsorship by the Associate network in North America. While we believe these programs and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. The growth in net sales to our licensees relates mainly to growth of CCI. Sales to CCI increased $718,000 in the second quarter of 2006. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $3,469,000 and $3,487,000 at June 30, 2006 and 2005, respectively.

Medical products. The growth in net sales of Medical Products is mainly related to increased sales to the largest customer in this segment. Sales to this customer increased $132,000 during the second quarter of 2006 compared to the second quarter of 2005. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the quarter ended June 30, 2006 was $2,629,000 compared with cost of sales in the prior year of $2,190,000, an increase of $439,000 or 20%. As a percentage of net sales, cost of sales was 42% in 2006 and 41% in 2005. As a percentage of net sales, gross profit decreased 1% because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees.

Distributor commissions. Distributor commissions for the quarter ended June 30, 2006 were $769,000 compared with distributor commissions in 2005 of $826,000, a decrease of $57,000 or 7%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were 32% in the second quarter of 2006 and 2005. On a consolidated basis, distributor commissions as a percentage of net sales declined to 12% in the second quarter of 2006 compared with 15% in 2005. This percentage decline was related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees.

General and administrative. General and administrative expenses for the quarter ended June 30, 2006, were $2,126,000 compared with 2005 expenses of $1,754,000, an increase of $372,000 or 21%. Of this increase, $309,000 resulted from general and administrative expenses incurred in connection with the expansion of our Associate network into South Korea. Also, approximately $27,000 of this increase resulted from recognition of stock-based compensation pursuant to the adoption of SFAS 123R as of January 1, 2006. As a percentage of net sales, general and administrative expenses were 34% and 33% in 2006 and 2005, respectively.

Income taxes. We recorded a provision for income taxes of $160,000 during the quarter ended June 30, 2006 based on the earnings before income taxes reported for the period. We recorded this provision because earnings of the Company have now more than offset the available net operating loss carryforwards as determined for financial reporting purposes.

Net earnings. As a result of the factors described above, the net earnings for the quarter ended June 30, 2006 were $293,000, or $0.01 per share, compared with net earnings in the prior year of $380,000 or $0.02 per share.

Six Months ended June 30, 2006 compared with Six Months ended June 30, 2005

Net sales. Net sales for the six months ended June 30, 2006 were $11,011,000 compared with net sales for the prior year of $9,498,000, an increase of $1,513,000 or 16%. This increase was due to a $1,229,000 increase in net sales of Nutritional Products and a $284,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $1,423,000 while net sales of Nutritional Products to our Associate network decreased $194,000.

Associate Network. We began distribution of our Nutritional Products in South Korea in February 2006 and recorded net sales of $429,000 during the six months ended June 30, 2006. Net sales in this market during the period were adversely affected by the termination of an Associate in June 2006. This Associate, who had a sales organization in both the U.S. and South Korea, was terminated for violating certain of the Company’s Associate policies and procedures with which Associates are contractually obligated to comply. We have undertaken a variety of initiatives to minimize the effect of this termination and build sales in this market, although no assurance can be given that these initiatives will be successful.

Net sales in the North American market declined approximately $621,000 during the first six months of 2006. We attribute this decrease to a decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first six months of 2006, we initiated certain new marketing programs intended to encourage greater levels of sponsorship by the Associate network in North America. While we believe these programs and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. The growth in net sales to our licensees relates mainly to growth of CCI. Sales to CCI increased $988,000 in the first six months of 2006. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $3,469,000 and $3,487,000 at June 30, 2006 and 2005, respectively.

Medical products. The growth in net sales of Medical Products is related to increased sales to the largest customer in this segment. Sales to this customer increased $317,000 during the first six months of 2006 compared to 2005. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the six months ended June 30, 2006 was $4,182,000 compared with cost of sales in the prior year of $3,574,000, an increase of $608,000 or 17%. As a percentage of net sales, cost of sales was 38% in 2006 and 2005.

Distributor commissions. Distributor commissions were $1,653,000 for the six months ended June 30, 2006 and 2005. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were 33% in the first six months of 2006 compared with 32% in 2005. On a consolidated basis, distributor commissions as a percentage of net sales declined to 15% in the first six months of 2006 compared with 17% in 2005. This percentage decline was related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees.

General and administrative. General and administrative expenses for the six months June 30, 2006, were $4,310,000 compared with 2005 expenses of $3,485,000, an increase of $825,000 or 24%. Of this increase, $661,000 resulted from general and administrative expenses incurred in connection with the expansion of our Associate network into South Korea. Also, approximately $50,000 of this increase resulted from recognition of stock-based compensation pursuant to the adoption of SFAS 123R as of January 1, 2006. As a percentage of net sales, general and administrative expenses were 39% and 37% in 2006 and 2005, respectively.

Income taxes. We recorded a provision for income taxes of $160,000 during the six months ended June 30, 2006 based on the earnings before income taxes reported for the period. We recorded this provision because earnings of the Company have now more than offset the available net operating loss carryforwards as determined for financial reporting purposes.

Net earnings. As a result of the factors described above, the net earnings for the six months ended June 30, 2006 were $254,000, or $0.01 per share, compared with net earnings in the prior year of $372,000 or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. During the six months ended June 30, 2006, we had a net increase in cash of $431,000 compared with a net increase in cash of $1,092,000 in 2005. At June 30, 2006, we had working capital of $1,245,000, a $105,000 increase from working capital at December 31, 2005 of $1,140,000. These increases were attributable to cash flows from operating activities.

Operating activities. In the first six months of 2006, our operating activities provided cash flows of $834,000 compared with $1,282,000 in 2005. This decline was primarily related to the timing of payments received from certain large customers, the timing of inventory purchases, the timing of payments made to suppliers and deposits made with various entities in connection with the establishment of operations in South Korea. In the first six months of 2006, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $796,000 compared with $667,000 in 2005.

Investing activities. During the first six months of 2006, we used cash of $370,000 related to the purchase of property and equipment. Most of this property and equipment was purchased in connection with the establishment of operations in South Korea.

Financing activities. During the first six months of 2006, we used cash of $48,000 related to financing activities. We used cash of $61,000 to repay long-term debt, which use was partially offset by proceeds received from the exercise of employee stock options.

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

In connection with the establishment of operations in South Korea, we arranged a $1.3 million credit facility with a bank. This credit facility is comprised of a $900,000 line of credit secured by inventory and accounts receivable and a five-year note in the amount of $400,000 secured by equipment. At June 30, 2006, there were no borrowings outstanding under the line of credit. In addition to this credit facility, we may seek additional outside sources of capital including bank borrowings, other types of debt or equity financings to provide further funding for this project if we determine additional funding is necessary. We can give no assurance, however, that we would be able to obtain additional outside financing on terms we would find acceptable.

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

Foreign exchange

We have foreign-based operations in Canada and South Korea that accounted for 8% and 4%, respectively, of net sales during the first six months of 2006. Canadian operations accounted for 10% of net sales during fiscal 2005. We advance funds to and from our foreign subsidiaries denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar and Korean Won relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $44,000 from our Canadian operation and $1,159,000 to our Korean operation at June 30, 2006, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $120,000.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At June 30, 2006, we had $121,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at June 30, 2006, a 10% increase in interest rates would adversely affect our financial position, annual results of operations and cash flows by approximately $1,300.

ITEM 4. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

There has been no change in internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on June 1, 2006. At this meeting the following persons were elected to serve as directors until the 2007 Annual Meeting of Shareholders:

	For	Withheld
Steven E. Brown	18,938,697	31,809
David H. Brune	18,948,156	22,350
J. Ike Guest	18,949,156	21,350
Clinton H. Howard	18,948,156	22,350
Wayne R. Holbrook	18,938,697	31,809
Joseph P. Philipp	18,948,156	22,350
Kenneth L. Sabot	18,948,156	22,350

At this meeting, the shareholders also approved an amendment to the Company’s Articles of Incorporation to change the name of the Company from Royal BodyCare, Inc. to RBC Life Sciences, Inc. The vote in favor of this proposal was as follows:

For – 18,935,173	Against – 17,333	Abstained – 18,000

At this meeting, the shareholders also approved the 2006 Stock Incentive Plan. The vote in favor of this proposal was as follows:

For – 14,653,466	Against – 194,826	Abstained – 61,800

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Life Sciences, Inc.
Registrant

By:	/s/ Clinton H. Howard
Its:	Chief Executive Officer

By:	/s/ Steven E. Brown
Its:	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE:	August 10, 2006
Irving, Texas

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002