Form 10-Q
period 2006-09-30
RBC LIFE SCIENCES, INC.
filed 2006-11-14
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock, par value $0.001, outstanding at November 1, 2006: 20,188,294

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,936,821	$1,697,966
Accounts receivable, net	549,940	352,741
Inventories	3,070,625	3,564,760
Prepaid expenses and other	538,814	511,975

Total current assets	6,096,200	6,127,442

Property and equipment, net	3,938,987	3,975,948

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	204,774	236,580

Other assets	482,207	251,895

	$12,817,222	$12,686,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,229,790	$1,202,990
Accrued liabilities	933,201	1,134,478
Current maturities of long-term obligations	376,068	303,655
Lines of credit	100,000	122,249
Deferred revenue	2,030,520	2,224,341

Total current liabilities	4,669,579	4,987,713

Long-term obligations, less current maturities	2,608,977	2,802,113

Deferred income tax liabilities	183,221	—

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,188,294 and 20,056,294 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	20,188	20,056
Additional paid-in capital	12,886,336	12,789,978
Accumulated deficit	(7,513,933)	(7,848,454)
Accumulated other comprehensive loss	(37,146)	(64,487)

	5,355,445	4,897,093

	$12,817,222	$12,686,919

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarters Ended September 30,
	2006	2005
Net sales	$5,404,869	$4,914,551
Cost of sales	2,301,883	1,979,578

Gross profit	3,102,986	2,934,973

Operating expenses
General and administrative	2,125,289	1,776,673
Distributor commissions	649,402	801,707
Depreciation and amortization	159,998	144,868

Total operating expenses	2,934,689	2,723,248

Operating profit	168,297	211,725

Interest expense	62,993	62,279

Earnings before income taxes	105,304	149,446

Provision for income taxes	25,000	—

Net earnings	$80,304	$149,446

Earnings per share:
Basic	$0.00	$0.01
Diluted	0.00	0.01

Weighted average common shares outstanding:
Basic	20,166,294	20,056,294
Diluted	22,177,336	22,202,158

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Net sales	$16,416,310	$14,412,650
Cost of sales	6,483,475	5,554,008

Gross profit	9,932,835	8,858,642

Operating expenses
General and administrative	6,435,653	5,261,672
Distributor commissions	2,301,937	2,454,248
Depreciation and amortization	484,292	432,725

Total operating expenses	9,221,882	8,148,645

Operating profit	710,953	709,997

Interest expense	191,432	189,004

Earnings before income taxes	519,521	520,993

Provision for income taxes	185,000	—

Net earnings	$334,521	$520,993

Earnings per share:
Basic	$0.02	$0.03
Diluted	0.01	0.02

Weighted average common shares outstanding:
Basic	20,155,294	20,056,294
Diluted	22,370,099	21,147,160

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$334,521	$520,993
Adjustment for non-cash items:
Depreciation and amortization	495,317	443,417
Stock-based compensation	77,350	—
Deferred income taxes	185,000	—
Change in operating assets and liabilities
Accounts receivable	(197,139)	133,253
Inventories	488,822	(1,001,480)
Prepaid expenses and other	(10,826)	62,743
Other assets	(222,677)	(13,513)
Accounts payable and accrued liabilities	(182,930)	108,104
Deferred revenue	(193,821)	955,816

Net cash provided by operating activities	773,617	1,209,333

Cash flows from investing activities:
Purchase of property and equipment	(421,414)	(91,874)
Proceeds from disposition of property and equipment	—	27,631

Net cash used by investing activities	(421,414)	(64,243)

Cash flows from financing activities:
Net payments of lines of credit	(22,249)	(2,649)
Payments of long term obligations	(120,723)	(195,474)
Proceeds from the exercise of stock options	19,140	—

Net cash used by financing activities	(123,832)	(198,123)

Effect of exchange rate changes on cash flows	10,484	(18,076)

Net increase in cash and cash equivalents	238,855	928,891

Cash and cash equivalents, beginning of period	1,697,966	1,051,511

Cash and cash equivalents, end of period	$1,936,821	$1,980,402

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

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”). In certain markets, primarily the U.S. and Canada, the Company’s products are marketed through a network of distributors that are referred to as “Associates.” The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

RBC also markets its Nutritional Products in certain international markets through license arrangements. The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute these products through an independent Associate network in the licensed territory. Under these arrangements, the independent Associate network in a licensed territory is compensated by the licensee according to the same or a similar compensation plan as the one used by RBC for its Associates in North America.

In February 2006, RBC began marketing its Nutritional Products in South Korea through an Associate network. This business was conducted by its wholly owned subsidiary in South Korea. As more fully described in Note M, on October 31, 2006, RBC closed the sale of this subsidiary and, as part of the sale agreement, entered into a five-year exclusive license agreement with the purchaser. Under terms of the license agreement, the purchaser will continue to distribute RBC products in this market.

In addition to its Nutritional Products, RBC also markets a line of wound care and oncology products throughout the United States under the MPM Medical trade name. These products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Note C – Inventories:

Inventories at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
Raw materials and bulk products	$676,673	$389,764
Packaging materials	395,908	403,452
Finished goods	1,998,044	2,771,544

	$3,070,625	$3,564,760

Note D – Property and Equipment:

Property and equipment at September 30, 2006 and December 31, 2005 consists of the following:

	September 30, 2006	December 31, 2005
Building and improvements	$2,758,983	$2,758,983
Computer software and office equipment	3,196,857	2,992,090
Warehouse equipment	275,619	257,520
Automotive equipment	94,182	55,392
Leasehold improvements	195,481	18,752

	6,521,122	6,082,737
Less – accumulated depreciation	3,723,308	3,247,962

	2,797,814	2,834,775
Land	1,141,173	1,141,173

	$3,938,987	$3,975,948

Note E – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	September 30, 2006		December 31, 2005
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

	Average life (years)	September 30, 2006		December 31, 2005
		Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Distribution contracts	8	$277,369	$(170,389)	$277,369	$(145,675)
Copyrights, trademarks and other registrations	19	99,100	(27,087)	99,100	(23,123)
Other	11	47,600	(21,819)	47,600	(18,691)

		$424,069	$(219,295)	$424,069	$(187,489)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended September 30, 2006 and 2005 and $31,800 for the nine months ended September 30, 2006 and 2005. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2006 is as follows:

Remainder of 2006	$10,601
2007	42,407
2008	42,407
2009	24,048
2010	21,626
Thereafter	63,685

Total	$204,774

Note F – Accrued Liabilities:

Accrued liabilities at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
Distributor commissions	$395,220	$458,522
Salaries and wages	366,758	535,004
Sales and other taxes	80,989	69,896
Interest	20,589	21,617
Other	69,645	49,439

	$933,201	$1,134,478

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

Stock-based compensation expense for the quarter and nine months ended September 30, 2006 was approximately $27,400 and $77,300, respectively, and is classified as a general and administrative expense. There were no tax benefits related to this expense because all stock-based compensation resulted from grants of ISOs. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. In accordance with SFAS 123R, the Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no excess tax benefits in the nine months ended September 30, 2006.

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

Fair value

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005 (1)	2006	2005 (1)
Expected life (years)	—	—	9.0	—
Risk-free interest rate	—	—	4.67%	—
Expected Volatility	—	—	35.0%	—
Expected Dividend yield	—	—	0%	—

(1)	There were no option grants during this period.

Stock option activity

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	3,565,000	$0.21
Granted	200,000	0.74
Exercised	(132,000)	0.15
Forfeited/Canceled	—	—

Outstanding on September 30, 2006	3,633,000	$0.25	5.3	$672,550

Exercisable on September 30, 2006	2,520,000	$0.24	5.1	$470,050

There were no options granted during the quarter ended September 30, 2006; there was one option to purchase common stock granted during the nine months ended September 30, 2006, which had a fair value of $0.71. There were no options granted during the nine months ended September 30, 2005. The intrinsic value of options exercised during the quarter and nine months ended September 30, 2006 was approximately $13,000 and $73,000, respectively. There were no options exercised during the nine months ended September 30, 2005.

A summary of the status of the Company’s non-vested stock options as of September 30, 2006, and changes during the nine months then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options at January 1, 2006	1,507,000	$0.14
Non-vested stock options granted	200,000	0.71
Vested stock options	(594,000)	0.14
Forfeited stock options	—	—

Non-vested stock options at September 30, 2006	1,113,000	0.24

As of September 30, 2006, there was approximately $234,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 3.4 years. The total fair value of shares vested during the quarter and nine months ended September 30, 2006 was approximately $61,300 and $81,000, respectively.

The following table illustrates the effect on net earnings and net earnings per share if, for the quarter and nine months ended September 30, 2005, the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS 123 to stock-based employee compensation:

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$149,446	$520,993
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(19,527)	(58,581)

Pro forma net earnings	$129,919	$462,412

Basic earnings per share:
As reported	$0.01	$0.03
Pro forma	0.01	0.02

Diluted earnings per share:
As reported	$0.01	$0.02
Pro forma	0.01	0.02

Note H – Long Term Obligations:

At September 30, 2006 and December 31, 2005 long-term obligations consist of the following:

	September 30, 2006	December 31, 2005
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,483,321	$2,568,382

Note payable to bank bearing interest at 7.96%, payable interest only through June 2006 and thereafter in monthly installments of $12,550 through June 2009, collateralized by accounts receivable, inventories and equipment, and personally guaranteed by the Company’s Chief Executive Officer	370,272	400,000

Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1997), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	121,500	123,000

Capital lease obligation	9,952	14,386

	2,985,045	3,105,768
Less – current maturities	376,068	303,655

	$2,608,977	$2,802,113

The note payable to bank is part of a $1.3 million credit facility originally arranged to fund the Company’s expansion into South Korea. See Note M. The other portion of this credit facility is a $900,000 line of credit against which there were no borrowings outstanding at September 30, 2006. Borrowings under the line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $900,000 at September 30, 2006, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer.

In addition, the Company is required to maintain minimum amounts of working capital, cash flow and tangible net worth, as defined in the line of credit agreement. The Company was in compliance with these covenants at September 30, 2006.

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.

Note I – Segments and Geographic Area:

The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products. The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. Nutritional Products are marketed under the RBC Life Sciences brand name. These products are distributed by a network of independent Associates in certain markets, primarily the U.S. and Canada, and by licensees in certain other international markets. The Medical Products segment markets a line of approximately 28 wound care and oncology products in the United States under the MPM Medical trade name. The wound care products are distributed directly to hospitals, nursing homes and home health care agencies through medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through pharmaceutical distributors.

The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended September 30, 2006
Net sales	$4,380	$1,025	$5,405
Depreciation and amortization	151	13	164
Operating profit	16	152	168
Capital expenditures	51	—	51
Total assets	11,393	1,424	12,817

Quarter ended September 30, 2005
Net sales	$4,179	$736	$4,915
Depreciation and amortization	138	10	148
Operating profit	124	88	212
Capital expenditures	33	—	33
Total assets	11,337	1,210	12,547

Nine Months ended September 30, 2006
Net sales	$13,741	$2,675	$16,416
Depreciation and amortization	455	40	495
Operating profit	357	354	711
Capital expenditures	421	—	421
Total assets	11,393	1,424	12,817

Nine Months ended September 30, 2005
Net sales	$12,311	$2,102	$14,413
Depreciation and amortization	413	30	443
Operating profit	481	229	710
Capital expenditures	92	—	92
Total assets	11,337	1,210	12,547

Financial information summarized geographically for the quarters and nine months ended September 30, 2006 and 2005 is listed below (in thousands):

	Quarter ended September 30, 2006		Quarter ended September 30, 2005
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,498	$5,763	$2,602	$6,217
Canada	357	386	496	393
South Korea	115	572	—	—
Former Soviet Union	2,336	—	1,735	—
All others	99	—	82	—

Totals	$5,405	$6,721	$4,915	$6,610

	Nine Months ended September 30, 2006		Nine Months ended September 30, 2005
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$7,539	$5,763	$7,834	$6,217
Canada	1,226	386	1,510	393
South Korea	543	572	—	—
Former Soviet Union	6,462	—	4,873	—
All others	646	—	196	—

Totals	$16,416	$6,721	$14,413	$6,610

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $2,336,000 and $1,735,000 during the quarters ended September 30, 2006 and 2005, respectively, and $6,462,000 and $4,873,000 during the nine months ended September 30, 2006 and 2005, respectively. During the quarter ended September 30, 2006, the Company recorded sales of Medical Products to a medical/surgical dealer in the amount of $613,000. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters and nine months ended September 30, 2006 and 2005.

Note J – Earnings Per Share:

Summarized basic and diluted earnings per common share was calculated as follows:

	Net Earnings	Shares	Per Share
Quarter ended September 30, 2006
Basic earnings per common share	$80,304	20,166,294	$0.00
Effect of dilutive stock options	—	2,011,042

Diluted earnings per common share	$80,304	22,177,336	$0.00

Quarter ended September 30, 2005
Basic earnings per common share	$149,446	20,056,294	$0.01
Effect of dilutive stock options	—	2,145,864

Diluted earnings per common share	$149,446	22,202,158	$0.01

Nine months ended September 30, 2006
Basic earnings per common share	$334,521	20,155,294	$0.02
Effect of dilutive stock options	—	2,214,805

Diluted earnings per common share	$334,521	22,370,099	$0.01

	Net Earnings	Shares	Per Share
Nine months ended September 30, 2005
Basic earnings per common share	$520,993	20,056,294	$0.03
Effect of dilutive stock options	—	1,090,866

Diluted earnings per common share	$520,993	21,147,160	$0.02

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 600,000 and 402,000 for the quarters ended September 30, 2006 and 2005, respectively, and 500,000 and 402,000 for the nine months ended September 30, 2006 and 2005, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted loss per common share for the quarters and nine months ended September 30, 2006 and 2005, and accordingly have been excluded from the computation.

Note K – Comprehensive Income:

Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$80,304	$149,446	$334,521	$520,993
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,278)	(9,218)	27,341	(15,872)

Comprehensive income	$77,026	$140,228	$361,862	$505,121

Note L – Legal Proceedings:

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

Note M – Subsequent Event:

On October 31, 2006, the Company completed a restructuring of its South Korea operations. On that date, the Company executed an agreement to sell all of the capital stock of its wholly owned subsidiary, RBC Life Sciences Korea Co., Ltd. (“RBC Korea”) to a private South Korean corporation, Merry Key, which is wholly owned by an individual who was the executive in charge of the Company’s South Korean operations prior to the sale. The closing of the sales occurred on October 31, 2006. Concurrent with the sale of RBC Korea, the Company also entered into a five-year exclusive license agreement with Merry Key.

In accordance with the terms of the sale agreement, Merry Key paid the Company $100,000 in cash at closing and agreed to pay an additional $685,000 in monthly installments, the amount of each installment being the greater of $5,000 or 10% of previous month net sales. The $685,000 receivable is non-interest bearing and has a fair value of $520,000 based on anticipated cash flows and an imputed interest rate of 10.75%. Payment of amounts due under the sale agreement is secured by the common stock of RBC Korea and the personal guarantee of the owner of Mery Key. The Company estimates that it will record a one-time loss on disposition of assets in the fourth quarter of 2006 of approximately $200,000 to $250,000 in connection with this sale.

Under the terms of the license agreement, Merry Key is granted exclusive rights to distribute the Company’s products and to use the Company’s name, trademarks and trade names in South Korea. The license agreement also gives Merry Key the right to expand its distribution into certain other Asian countries upon satisfaction of certain requirements set forth in the license agreement. In consideration of the rights granted to Merry Key, Merry Key is required to purchase certain minimum amounts of the Company’s products each year.

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

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products.

•	Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) weight loss products and (iii) fitness products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In certain markets, principally in the U.S. and Canada, we distribute Nutritional Products directly through a network of independent Associates. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•	Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2006		2005
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,946	36%	$2,364	48%
Licensees	2,434	45%	1,815	37%

	4,380	81%	4,179	85%
Medical Products	1,025	19%	736	15%

	$5,405	100%	$4,915	100%

	Nine Months Ended September 30,
	2006		2005
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$6,636	41%	$7,248	50%
Licensees	7,105	43%	5,063	35%

	13,741	84%	12,311	85%
Medical Products	2,675	16%	2,102	15%

	$16,416	100%	$14,413	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	76%	79%	73%	79%
Canada	18	21	19	21
South Korea	6	—	8	—

	100%	100%	100%	100%

In February 2006, we began distributing Nutritional Products through our Associate network in South Korea. We initiated sales activities after establishing a fully staffed office located in Seoul, South Korea; however, the full range of Nutritional Products we market in South Korea was not available for distribution until early May 2006. However, net sales in this market, which amounted to $115,000 and $543,000 during the quarter and nine months ended September 30, 2006, respectively, were adversely affected by the termination of an Associate in June 2006. This Associate, who had a sales organization in both the U.S. and South Korea, was terminated for violating certain of the Company’s Associate policies and procedures with which Associates are contractually obligated to comply. As described in Note M to the condensed consolidated financial statements, we restructured our South Korean operations effective October 31, 2006. This restructuring was consummated through the sale of our South Korean operations and concurrent entry into an exclusive license agreement with the purchaser, pursuant to which the purchaser will distribute our Nutritional Products in this market. This restructuring permits us to continue to sell our products in this market through a licensee distribution model that has been successful in other international markets, while eliminating the need for future cash investments.

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

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 91% and 96% of licensee net sales in the nine months ended September 30, 2006 and 2005, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and owns approximately 20% of our outstanding common stock.

Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 57% and 44% of Medical Products net sales in the nine months ended September 30, 2006 and 2005, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying footnotes. On an on-going basis, we evaluate these estimates and assumptions based on historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

Management believes that other than the adoption of SFAS 123R, there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.6	40.3	39.5	38.6

Gross profit	57.4	59.7	60.5	61.4
Operating expenses:
General and administrative	39.3	36.2	39.2	36.5
Distributor commissions	12.0	16.3	14.0	17.0
Depreciation and amortization	3.0	2.9	3.0	3.0

Total operating expenses	54.3	55.4	56.2	56.5

Operating profit	3.1	4.3	4.3	4.9
Interest expense	1.1	1.3	1.2	1.3

Earnings before income taxes	2.0	3.0	3.1	3.6
Provision for income taxes	0.5	—	1.1	—

Net earnings	1.5%	3.0%	2.0%	3.6%

Quarter ended September 30, 2006 compared with Quarter ended September 30, 2005

Net sales. Net sales for the quarter ended September 30, 2006 were $5,405,000 compared with net sales for the prior year of $4,915,000, an increase of $490,000 or 10%. This increase was due to a $201,000 increase in net sales of Nutritional Products and a $289,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $619,000 while net sales of Nutritional Products to our Associate network decreased $418,000.

Associate Network. We began distribution of our Nutritional Products in South Korea through an Associate Network in February 2006 and recorded net sales of $115,000 during the quarter ended September 30, 2006. As described above under the caption “Overview – Associate Network,” on October 31, 2006, we sold the South Korean operations and entered into an exclusive license arrangement with the purchaser under which we will continue to sell our products in this market.

Net sales in the North American market declined approximately $532,000 during the third quarter of 2006. We attribute this decrease to a decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the third quarter of 2006, we continued to promote marketing programs intended to encourage greater levels of sponsorship by the Associate network in North America. While we believe these programs and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. The growth in net sales to our licensees relates mainly to growth of CCI. Sales to CCI increased $601,000 in the third quarter of 2006. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $2,718,000 and $3,491,000 at September 30, 2006 and 2005, respectively.

Medical products. The growth in net sales of Medical Products is related to increased sales to the largest customer in this segment. Sales to this customer increased $294,000 during the third quarter of 2006 compared to the third quarter of 2005. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the quarter ended September 30, 2006 was $2,302,000 compared with cost of sales in the prior year of $1,980,000, an increase of $322,000 or 16%. As a percentage of net sales, cost of sales was 43% in 2006 and 40% in 2005. As a percentage of net sales, gross profit decreased 3% because of a change in sales mix. During the third quarter of 2006, a smaller percentage of our sales were contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin.

Distributor commissions. Distributor commissions for the quarter ended September 30, 2006 were $649,000 compared with distributor commissions in 2005 of $802,000, a decrease of $153,000 or 19%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were substantially unchanged in the third quarter of 2006 compared to 2005. On a consolidated basis, distributor commissions as a percentage of net sales declined to 12% in the third quarter of 2006 compared with 16% in 2005. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.

General and administrative. General and administrative expenses for the quarter ended September 30, 2006, were $2,125,000 compared with 2005 expenses of $1,777,000, an increase of $348,000 or 20%. Of this increase, $322,000 resulted from general and administrative expenses incurred in connection with the expansion of our Associate network into South Korea. Also, approximately $27,000 of this increase resulted from recognition of stock-based compensation pursuant to the adoption of SFAS 123R as of January 1, 2006. As a percentage of net sales, general and administrative expenses were 39% and 36% in 2006 and 2005, respectively.

Income taxes. We recorded a provision for income taxes of $25,000 during the quarter ended September 30, 2006 based on the earnings before income taxes reported for the period. We recorded this provision because earnings of the Company have now more than offset the available net operating loss carryforwards as determined for financial reporting purposes.

Net earnings. As a result of the factors described above, the net earnings for the quarter ended September 30, 2006 were $80,000, or $0.00 per share, compared with net earnings in the prior year of $149,000 or $0.01 per share.

Nine Months ended September 30, 2006 compared with Nine Months ended September 30, 2005

Net sales. Net sales for the nine months ended September 30, 2006 were $16,416,000 compared with net sales for the prior year of $14,413,000, an increase of $2,003,000 or 14%. This increase was due to a $1,430,000 increase in net sales of Nutritional Products and a $573,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $2,042,000 while net sales of Nutritional Products to our Associate network decreased $612,000.

Associate Network. We began distribution of our Nutritional Products in South Korea through an Associate Network in February 2006 and recorded net sales of $543,000 during the nine months ended September 30, 2006. As described above under the caption “Overview – Associate Network,” on October 31, 2006, we sold the South Korean operations and entered into an exclusive license arrangement with the purchaser under which we will continue to sell our products in this market.

Net sales in the North American market declined approximately $1,152,000 during the first nine months of 2006. We attribute this decrease to a decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first nine months of 2006, we initiated certain new marketing programs intended to encourage greater levels of sponsorship by the Associate network in North America. While we believe these programs and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. The growth in net sales to our licensees relates mainly to growth of CCI. Sales to CCI increased $1,589,000 in the first nine months of 2006. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory.

Medical products. The growth in net sales of Medical Products is related to increased sales to the largest customer in this segment. Sales to this customer increased $612,000 during the first nine months of 2006 compared to 2005. We attribute this increase to the growth of this customer’s business.

Cost of sales. Cost of sales for the nine months ended September 30, 2006 was $6,483,000 compared with cost of sales in the prior year of $5,554,000, an increase of $929,000 or 17%. As a percentage of net sales, cost of sales was 40% and 39% in 2006 and 2005, respectively. As a percentage of net sales, gross profit decreased 1% because of the change in sales mix. During 2006, a smaller percentage of our sales were contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin.

Distributor commissions. Distributor commissions were $2,302,000 for the nine months ended September 30, 2006 compared with distributor commissions of $2,454,000 in the prior year, a decrease of $152,000 or 6%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were substantially unchanged in the first nine months of 2006 compared with 2005. On a consolidated basis, distributor commissions as a percentage of net sales declined to 14% in the first nine months of 2006 compared with 17% in 2005. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.

General and administrative. General and administrative expenses for the nine months September 30, 2006, were $6,436,000 compared with 2005 expenses of $5,262,000, an increase of $1,174,000 or 22%. Of this increase, $984,000 resulted from general and administrative expenses incurred in connection with the expansion of our Associate network into South Korea. Also, approximately $77,000 of this increase resulted from recognition of stock-based compensation pursuant to the adoption of SFAS 123R as of January 1, 2006. As a percentage of net sales, general and administrative expenses were 39% and 37% in 2006 and 2005, respectively.

Income taxes. We recorded a provision for income taxes of $185,000 during the nine months ended September 30, 2006 based on the earnings before income taxes reported for the period. We recorded this provision because earnings of the Company have now more than offset the available net operating loss carryforwards as determined for financial reporting purposes.

Net earnings. As a result of the factors described above, the net earnings for the nine months ended September 30, 2006 were $335,000, or $0.01 per share, compared with net earnings in the prior year of $521,000 or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. During the nine months ended September 30, 2006, we had a net increase in cash of $239,000 compared with a net increase in cash of $929,000 in 2005. At September 30, 2006, we had working capital of $1,427,000, a $287,000 increase from working capital at December 31, 2005 of $1,140,000. These increases were attributable to cash flows from operating activities.

Operating activities. In the first nine months of 2006, our operating activities provided cash flows of $774,000 compared with $1,209,000 in 2005. This decline was primarily related to the timing of payments received from certain large customers, the timing of inventory purchases, the timing of payments made to suppliers and deposits made with various entities in connection with the establishment of operations in South Korea. In the first nine months of 2006, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $1,092,000 compared with $964,000 in 2005.

Investing activities. During the first nine months of 2006, we used cash of $421,000 related to the purchase of property and equipment. Most of this property and equipment was purchased in connection with the establishment of operations in South Korea.

Financing activities. During the first nine months of 2006, we used cash of $124,000 related to financing activities. We used cash of $143,000 to repay long-term debt and reduce line of credit borrowings, which use was partially offset by proceeds received from the exercise of employee stock options.

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

In connection with the original establishment of operations in South Korea, we arranged a $1.3 million credit facility with a bank. See Note M to the condensed consolidated financial statements. This credit facility is comprised of a $900,000 line of credit secured by inventory and accounts receivable and a five-year note in the amount of $400,000 secured by equipment. At September 30, 2006, there were no borrowings outstanding under the line of credit. In addition to this credit facility, we may seek additional outside sources of capital including bank borrowings, other types of debt or equity financings to provide further funding if we determine additional funding is necessary. We can give no assurance, however, that we would be able to obtain additional outside financing on terms we would find acceptable.

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

Foreign exchange

We have foreign-based operations in Canada and South Korea that accounted for 7% and 3%, respectively, of net sales during the first nine months of 2006. Canadian operations accounted for 10% of net sales during fiscal 2005. We advance funds to and from our foreign subsidiaries denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar and Korean Won relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $40,000 to our Canadian operation and $1,400,000 to our Korean operation at September 30, 2006, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $144,000. As described in Note M to the condensed consolidated financial statements, on October 31, 2006, we sold our South Korean operations and entered into an exclusive license arrangement with the purchaser under which we will continue to distribute our products in this market. Under the license arrangement, all transactions with the licensee are denominated in U.S. dollars.

Interest rates

Our credit arrangements expose us to fluctuations in interest rates. At September 30, 2006, we had $100,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at September 30, 2006, a 10% increase in interest rates would adversely affect our financial position, annual results of operations and cash flows by approximately $1,000.

ITEM 4. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

There has been no change in internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc.
Registrant

By:	/s/ Clinton H. Howard
Its:	Chief Executive Officer

By:	/s/ Steven E. Brown
Its:	Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE:	November 14, 2006
Irving, Texas

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002