Form 10-K
period 2006-12-31
RBC LIFE SCIENCES, INC.
filed 2007-03-14
CIK 830052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006: $3,314,553

Number of shares of common stock outstanding as of March 1, 2007: 20,188,294

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

RBC LIFE SCIENCES, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Business

Overview

In June 2006, RBC Life Sciences, Inc., a Nevada corporation, (along with its subsidiaries, sometimes hereinafter referred to collectively as “we”, “our”, the “Company” or “RBC”) changed its name from Royal BodyCare, Inc. to RBC Life Sciences, Inc. We changed our name to more clearly identify our name with the products we sell, to reflect the advanced level of biotechnology that is incorporated into our product lines and to improve the direct marketing opportunity for our Associates.

We are principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”). This product line is marketed under the RBC Life Sciences brand and can be divided into four broad categories: (i) wellness products, (ii) weight loss products, (iii) fitness products and (iv) skin care products. The product line includes herbal formulas, vitamins, minerals, antioxidants and skin, hair and body care products.

In certain markets, primarily the United States and Canada, we market Nutritional Products through a network of independent distributors that we refer to as “Associates.” We also market Nutritional Products in certain international markets through license arrangements. The licensees are third parties who are granted exclusive rights to distribute Nutritional Products in their respective territories and, for the most part, distribute these products through an independent distributor network in a licensed territory.

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

In February 2006, we began marketing our Nutritional Products in South Korea through an Associate network. This business was conducted by our wholly owned subsidiary in South Korea. As more fully described in Note N to the consolidated financial statements included under Part IV of this report, on October 31, 2006, we sold this subsidiary and, as part of the sale agreement, entered into a five-year exclusive license agreement with the purchaser. In accordance with the terms of the license agreement, the purchaser continues to distribute Nutritional Products in South Korea.

In addition to Nutritional Products, we also market a line of wound care and oncology products (collectively “Medical Products”) throughout the United States under the MPM Medical brand. Medical Products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by email at webmaster@rbclifesciences.com. Our corporate information can be accessed at www.rbclifesciences.com or www.mpmmedicalinc.com.

History

Our Chairman and Chief Executive Officer, Clinton H. Howard, formed one of our United States subsidiaries in 1991 to distribute a line of aloe vera based personal care products and an aloe drink in the United States through network marketing. In 1992, we expanded the product line to include nutritional supplements and formed a Canadian subsidiary to distribute these products through network marketing in Canada. Shortly after its formation, the Canadian subsidiary acquired Pure Life International Products Inc., which distributed its own brand of nutritional products through network marketing, principally in Canada. In 2003, Pure Life was merged into our Canadian subsidiary.

In June 1995, we incorporated GlobeNet Inc. to serve as a holding company for our subsidiaries in the United States and Canada as well as certain other corporations affiliated with Mr. Howard, which were subsequently discontinued. In 1996, we acquired the business of Light Force, Inc., which distributed a line of nutritional supplements featuring certain proprietary formulations, with spirulina as the main ingredient. The Light Force independent distributor network was merged into our independent distributor network.

On April 1, 1997, Mighty Power USA, Inc., a corporation whose stock at that time was publicly traded on the OTC Bulletin Board, merged with GlobeNet. Through the merger, the shareholders of GlobeNet obtained 86% of the then outstanding common stock of Mighty Power USA, and Mighty Power USA changed its name to GlobeNet International I, Inc. In October 1999, we changed our name from GlobeNet International I, Inc. to Royal BodyCare, Inc., and redomesticated the Company to the State of Nevada. As described above, in June 2006, we changed the name of the Company from Royal BodyCare, Inc. to RBC Life Sciences, Inc.

In December 2000, we introduced a selection of Internet products. These products were marketed under the brand name BizAdigm and distributed through network marketing. Due to low sales volume, we discontinued BizAdigm operations in the second quarter of 2002.

In August 2001, we purchased substantially all of the assets of MPM Medical, Inc., a marketer and distributor of wound care and oncology products. These assets were transferred to our wholly-owned subsidiary of the same name, MPM Medical, Inc.

Products

We market products in two industry segments. The Nutritional Products segment, which accounted for 83%, 85% and 87% of consolidated net sales in 2006, 2005 and 2004, respectively, markets nutritional supplements and personal care products under the RBC Life Sciences trade name. The Medical Products segment markets wound care and oncology products under the MPM Medical trade name. For additional information related to these industry segments, please see Note P to our consolidated financial statements included under Part IV of this report.

Nutritional Products. We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed in four broad categories: (i) wellness products, (ii) weight loss products, (iii) fitness products and (iv) skin care products. Featured products include:

•	Microhydrin® and Microhydrin® Plus – powerful, broad-spectrum antioxidants

•	24 Seven Life Essentials® – a daily multivitamin/mineral supplement

•	Triple FX® – an energy drink

•	10 Days of Chocolate® – a weight loss system

•	Immune 360TM – a product to nourish and support the function of the immune system

•	Cellution 7TM – a science-based skin care product collection that incorporates ingredients with unique benefits

Our finished products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control.

Our product line features certain raw materials that we manufacture for our exclusive use according to proprietary formulas and processes in the emerging field of nanotechnology. Nanotechnology involves the manufacture and manipulation of molecules 1 to 100 nanometers in size. A nanometer is one-billionth of a meter. Using our proprietary technology, we manufacture a nano-scale mineral compound branded NanoClustersTM, which we use as an ingredient in many of our Nutritional Products. Using molecular dispersion and other techniques, in some cases we bind other nutrients to NanoClusters to create nutrient particles that range in size from ~3 nanometers to ~100 nanometers. This process increases the nutrient surface area and enhances the environment for its biological acceptance and utilization. Other forms of NanoClusters used in our products include the enhanced flavoring ingredients, CocoaClusters™ and VanillaClusters, which are key ingredients in protein drink mixes that we market as part of our weight loss system, and HydraCel™, a concentrated liquid that improves drinking water. NanoClusters are also used to produce negatively charged silica mineral hydride, which is the principle ingredient in the Company’s top-selling products, antioxidants Microhydrin® and Microhydrin Plus™. Because of the extensive use of nano-scale compounds in our Nutrtional Products, we describe this product line as a line of NanoCeuticals™. Our Nutritional Products also feature organic spirulina as an ingredient in certain nutritional supplements and organic aloe vera in certain of our skin and personal care products. We maintain quality control of our products through our in-house laboratories as well as through the manufacturing and laboratory facilities of our third-party suppliers.

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

Our primary products are antioxidant products marketed under the trade names Microhydrin and Microhydrin Plus, which collectively accounted for approximately 22% of consolidated sales in 2006 and 2005. The principal ingredient in these products is silica-mineral hydride, which we now produce in our own manufacturing facility using a proprietary process developed by us. No other product accounted for more than 10% of our sales.

Medical Products. We currently market a line of approximately 28 wound care and oncology products. The wound care products, which account for approximately 80% of Medical Products sales, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions. These products include wound and skin cleansers, wound dressings, a moisture barrier cream and a unique hydrogel wound dressing with Lidocaine. The oncology products are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain and itching caused by radiation reactions in the skin and the internal mucosa. Our Medical Products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control.

Manufacturing and Product Sourcing

We manufacture certain proprietary raw materials used in the production of most of our Nutritional Supplement products. We began manufacturing these raw materials in June 2002 to replace raw materials that were formerly purchased from a third-party supplier. These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use. Our manufacturing operations are conducted at our headquarters located in Irving, Texas.

We contract with third-party manufacturers and suppliers to produce all of our finished products according to our specifications and/or formulas. This strategy provides operating flexibility with minimum investment and helps us to control operating costs. We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years. We do not have long-term contracts with any of our manufacturers or suppliers. Most of our products can be manufactured by a number of contract manufacturers at competitive prices.

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2006, 2005 and 2004, please see Note P to our consolidated financial statements included under Part IV of this report.

Independent Distributor Network

Overview. We distribute Nutritional Products in certain markets, primarily the United States and Canada, through a network of independent distributors that we refer to as “Associates.” In using this distribution model, we sell substantially all of our Nutritional Products in these markets through individuals who are not our employees. Our Associates generally purchase products from us for resale to consumers or for personal consumption. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close associates. We believe that network marketing is an effective method of distribution because it allows person-to-person interaction about our products and business, which is not readily available through other distribution channels.

Our sales in these markets are dependent upon the number and productivity of our Associates. Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates. We had approximately 12,000 active Associates at December 31, 2006, of whom 83%, 17% and less than 1% were located in the United States, Canada and Japan, respectively. This compares to approximately 15,000 active Associates at December 31, 2005, of whom 82%, 18% and less than 1% were located in the United States, Canada and Japan, respectively. We consider an Associate active if he/she has placed an order within the previous 12 months. The decline in active Associates is the result of low levels of sponsorship of new Associates by our present Associate base. In an effort to reverse this trend, we have developed and introduced new products, recreated our core marketing message, focused our product strategy, developed new marketing materials and methods for use by our Associates and introduced changes to our Associate compensation plan designed to encourage sponsoring activities. While we believe these actions will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

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

Associates. A person who wishes to become an Associate must complete an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s organization. New Associates sign a written contract and agree to adhere to policies and procedures that govern the activities of Associates. An Associate has the right to purchase products at wholesale, sponsor new Associates and earn compensation in accordance with the Associate compensation plan. While some Associates sell products and recruit new Associates on a full-time basis, most engage in these activities on a part-time basis or only purchase our products for personal consumption.

Sponsoring. We rely on our Associates to recruit and sponsor new Associates. While we develop and sell sales materials and tools for use by our Associates, Associates are primarily responsible for recruiting and educating new Associates with respect to our products, the Associate compensation plan and how to build a successful distributorship. Because new Associates are linked to their sponsor, sponsorship of new Associates creates multiple levels in the network marketing structure. Persons that an Associate sponsors are referred to as “downline” or sponsored Associates.

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

Commissions are based on the total monthly sales by the Associate and his or her downline organization. As an Associate’s business expands from successfully sponsoring new Associates into the business who in turn expand their own businesses, an Associate can earn higher commissions. Most commissions are paid to Associates monthly.

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

We also use the Internet to support our Associates and enhance communication with them. Through our web site, Associates can obtain information about us and our products. They can also obtain other current information such as new product announcements, descriptions of product specials and sales promotions and other marketing and training materials. In addition, Associates have the ability to sponsor new Associates and to place orders through our web site. To help our Associates effectively manage their businesses, we allow them to obtain a wide-range of information related to their downline organization directly from our database, which can be accessed through the Internet.

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

Product returned by Associates that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid. Returned product that was damaged during shipment to the customer is 100% refundable. Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement. For the years 2006, 2005 and 2004, returns were less than 1% of sales.

Licensees

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets. Most of our sales under these arrangements are to Coral Club International, Inc. (“CCI”), which has exclusive distribution rights in the former Soviet Union and certain other countries, principally in Eastern Europe. Sales to CCI were 40%, 34% and 30% of consolidated net sales in 2006, 2005 and 2004, respectively. Under arrangements with other licensees, our products are also distributed in Western Europe, Saudi Arabia, Indonesia and Africa.

Pursuant to these arrangements, the licensees, who are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories through, for the most part, network marketing. The independent distributor networks of licensees using the network marketing distribution model have similar characteristics to the Associate network in the United States and Canada, and the distributors are compensated through the same or a similar compensation plan as that used by us for our Associates.

Medical Products Distribution

Sales force. At December 31, 2006, the MPM Medical sales force consisted of five full-time sales representatives, one part-time sales representative and approximately 14 manufacturer representatives assigned to specific geographic territories within the United States. This compares to a sales force at December 31, 2005 that consisted of four full-time sales representatives, one part-time sales representative and approximately 18 manufacturer representatives.

Distribution. Our sales force calls on customers that use our wound care or oncology products, as well as the dealers and distributors through whom our customers purchase these products. Wound care products are distributed to hospitals, nursing homes and home health care agencies throughout the United States primarily through a traditional, unaffiliated nationwide network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies primarily through a traditional, unaffiliated nationwide network of pharmaceutical distributors. We do not have long-term supply contracts with any of our customers, dealers or distributors.

Since 2004, a medical/surgical dealer has significantly expanded its business and, as a result, increased its purchases of wound care products from MPM. This dealer accounted for 55%, 47% and 37% of Medical Products net sales in 2006, 2005 and 2004, respectively.

Third-Party Reimbursement. Most Medical Products, particularly our wound care products, are purchased by health care providers for use on patients in their care. In most cases, these health care providers obtain reimbursement for the cost of our products from various third-party payers, including Medicare, Medicaid, private insurance plans and managed care organizations. In an effort to control rising health care costs, there have been, and may continue to be, proposals by legislators, regulators and third-party payers to curb these costs. We believe that presently available third-party reimbursement is adequate to support the market for our products; however, continued demand for our Medical Products is partially dependent upon the extent of available reimbursement for these products.

Trademarks, Patents or Other Intellectual Property

We have trademark registrations in the United States and certain foreign jurisdictions of the name Royal BodyCare, our logo and the name Microhydrin, and we have trademark registrations in the United States of certain other key product and product ingredient names. In addition, we have trademark applications pending in the United States and certain foreign jurisdictions for the name RBC Life Sciences and other key trade dress used by us. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used.

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

Inventory Requirements, Backlogs

Distributors of our Nutritional Products, except for licensees, and distributors of our Medical Products generally do not maintain large inventories of our products. They depend on us to maintain our inventory at a level that will allow us to fill their orders or the orders of their customers, as the case may be, as they are placed. We generally ship orders within 24 to 72 hours after we receive them so there is no significant backlog of orders related to these distribution channels.

We do not maintain inventory in anticipation of product orders from our licensees. Under the terms of our license agreements, the licensee is required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and must allow two to three months for delivery. In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account. However, we do not recognize sales until the products are shipped. Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment. Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests. Backlog was approximately $3,374,000 and $2,436,000 at December 31, 2006 and 2005, respectively.

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

We also compete against other network marketing companies for the time, attention and commitment of new and current Associates. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Our ability to remain competitive depends, in significant part, on our success in sponsoring and retaining Associates. We endeavor to compete successfully by offering unique and effective products at prices competitive with other network marketing companies, a rewarding Associate compensation plan and attractive Associate support programs.

Our Medical Products also face heavy competition. In the wound care product market, we compete against a number of companies, most of which are significantly larger and have far greater financial resources. The oncology products market in which we compete is highly fragmented and largely undefined. We endeavor to compete by offering unique and effective products at competitive prices.

Research and Development

From time to time, we have contracted with scientists at universities, medical colleges and private research organizations to conduct small studies to evaluate the safety and functions of our products. Most of these studies have been conducted to evaluate the safety and functions of Microhydrin, although, in 2006, we initiated several studies to evaluate the efficacy of certain of our oncology products. Amounts expended to fund these studies have not been significant.

We enhance our product line through the development of new products and the improvement of existing products. New product ideas are derived from a number of sources, including in-house personnel with significant experience in product formulation and development, medical and nutrition professionals, trade publications, scientific and health journals, product suppliers and other third parties. Prior to introducing new products, we investigate product formulations to ensure that they are backed by sound scientific research and are in compliance with applicable regulations.

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

In the United States, the FDA regulates products under the Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated under that act. The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) and related regulations. DSHEA regulates the composition and labeling of dietary supplements and defines dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure the safety and quality of dietary supplements and the dissemination of accurate information about these products. The

FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status. The majority of our products are regulated as dietary supplements under the FDCA. We believe DSHEA provides a favorable regulatory climate to the dietary supplement industry.

As authorized by DSHEA, the FDA has proposed good manufacturing practice regulations (“GMPs”) specifically for dietary ingredients and dietary supplements. These new GMPs, if finalized, would be more detailed than the GMPs that currently apply to dietary ingredients and dietary supplements and may require, among other things, dietary supplements to be prepared, packaged and held in compliance with certain new rules, and might require quality control provisions similar to drug GMPs. There can be no assurance that if the FDA adopts GMPs for dietary supplements, we or our third-party suppliers or vendors will be able to comply with the new rules without incurring substantial expense. In addition, if our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased costs or delays in obtaining certain raw materials and third-party products.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of regulatory guidelines called General Controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth the current GMPs for medical devices, facility registration and product listing, reporting of adverse medical events and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Class II devices also are subject to the General Controls, and most require premarket demonstration of adherence to certain performance standards or other special controls in order to receive marketing clearance from the FDA. Premarket review and clearance by the FDA for these devices may be accomplished through the 510(k) premarket notification procedure. We believe that our medical devices are manufactured and marketed in accordance with these regulations.

In Canada, most of our Nutritional Products are classified as natural health products (“NHPs”). The manufacturing, packaging, labeling, storage, importation, advertising, distribution and sale of NHPs are subject to regulation by Health Canada through various agencies including the Natural Health Products Directorate. Health Canada regulates NHPs pursuant to the Canadian Food and Drugs Act, the Canadian Food and Drug Regulations, the Natural Health Product Regulations and various guidance documents and policies related thereto.

Prior to January 1, 2004, NHPs for which therapeutic claims were made were regulated as drugs requiring a Drug Identification Number (“DIN”). Effective January 1, 2004, NHPs in Canada became subject to new requirements under the Natural Health Product Regulations. Under these regulations, sellers of NHPs are required to make application for a product license, and the application must provide specific information including quality of ingredients, use and purpose of the NHPs, and the supporting safety and efficacy data. These regulations also set out a regime for site licensing of buildings in which NHPs are imported, distributed, manufactured, packaged, labeled or stored. The primary prerequisite of a site license is that GMPs be employed. Our facility in Canada obtained a site license in 2006.

As of January 1, 2004, all new products that are NHPs must comply with NHP Regulations. For products already marketed in Canada as of that date, transition periods from January 1, 2004 for compliance with the requirements are provided, including six years for the product license requirement for NHPs with a DIN. We have adopted a phased-in compliance strategy in accordance with the prescribed transition periods.

Advertising of products in the United States is subject to regulation by the FTC under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC Act also provides that the dissemination of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s substantiation doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. We believe that we have the necessary documentation to support our advertising and promotional practices.

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

Network Marketing. Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as “pyramid,” “chain distribution” or “endless chain” schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics and claims of huge and quick financial rewards requiring little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise’s products, rather than investments in the organizations or other non-retail sales related criteria or activity. In addition to federal regulation by the FTC in the United States, each state has enacted its own “Little FTC Act” to regulate sales and advertising. We actively strive to comply with all applicable state, federal and foreign laws and regulations affecting this distribution channel. We believe that our network marketing system satisfies the standards and case law defining a legal marketing system.

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

Employees

As of December 31, 2006 and 2005, we had 70 employees. We do not foresee any significant changes in the number of our employees during 2007.

Additional Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make available free of charge through our web site, as soon as reasonably practicable after such material is electronically filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. This information may also be obtained from the SEC’s on-line database located at www.sec.gov, which contains material regarding issuers that file electronically with the SEC. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

If we continue to lose existing Associates more rapidly than we recruit new Associates, net sales from our Associate network will continue to decrease.

In 2006, 2005 and 2004 net sales from our Associates contributed 40%, 49% and 56%, respectively, of our consolidated net sales. In this channel, we distribute all of our products through independent Associates and we depend on them to generate all of our net sales. Our Associates may terminate their services at any time, and, like most network marketing companies, we experience high turnover among Associates from year to year. As a result, in order to maintain sales in the future, we need to retain existing Associates and recruit additional Associates. To increase net sales, we must increase the number of and/or the productivity of our Associates.

Net sales from our Associate network declined 10%, 7% and 21% in 2006, 2005 and 2004, respectively, mainly as a result of a decline in the number of Associates. While we take many steps to help train, motivate and retain Associates, we cannot accurately predict how the number and productivity of Associates may fluctuate because we rely primarily upon our Associates to recruit, train and motivate new Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates. Several factors affect our ability to attract and retain Associates, including:

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

In 2006, two of our customers accounted for approximately 49% of consolidated net sales. One customer, CCI, a licensee that distributes Nutritional Products primarily in the former Soviet Union, accounted for 40% of consolidated sales in 2006. The other customer, a medical/surgical dealer that distributes Medical Products, accounted for 9% of consolidated sales in 2006. Accordingly, a loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition. Factors that could adversely affect our sales to these customers include, but are not limited to, changes in market conditions in the markets serviced by these customers, changes in government regulations that affect sales in markets serviced by these customers, competition from other entities that sell products in markets serviced by these customers or an unfavorable change in our business relationship with these customers. CCI beneficially holds approximately 20% of our outstanding common stock.

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

Licensees, which accounted for 43%, 36% and 31% of our consolidated net sales in 2006, 2005 and 2004, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements. Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products. Licensees are also responsible for all marketing and sales activities in the licensed territories. Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and future sales volume will depend in large part upon their success in the importation, marketing and distribution of our products in the licensed territories.

Our Associate network business is subject to the effects of adverse publicity and negative public perception.

Our ability to attract and retain Associates and to sustain and enhance sales through our Associates may be affected by adverse publicity or public perception regarding our industry, our competition or our business generally. This adverse public perception may include publicity regarding the legality of network marketing, the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition and results of operations.

Changes in customer preferences and demand could negatively impact our operating results.

Our business is subject to changing customer preferences and demand. The industries in which we operate are characterized by changes in demand for existing products and demand for new products and enhancements. Our success depends in part on our ability to anticipate and respond to these changes. Our failure to accurately predict these trends could negatively impact customer opinion of our products, which in turn could harm our customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new products or product enhancements that meet these needs;

•	successfully commercialize new products or product enhancements in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

Demand for our products could also be adversely affected by changes in general economic conditions, demographic trends, customer confidence in the economy and, particularly with regard to Nutritional Products, changes in disposable consumer income.

We may have to obtain regulatory approvals before we market and sell certain new Medical Products.

Most of our Medical Products are classified as medical devices under FDA regulations. Before certain medical devices can be sold, they require premarket review and clearance by the FDA, which is generally accomplished through the 510(k) premarket notification procedure. Clearance through this procedure requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. We presently have no 510(k) submissions pending. However, in the future, should we wish to develop and market a medical device requiring premarket review and clearance, there is no assurance that the FDA will act favorably or quickly in its review of our 510(k), or that we will not encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Any delays or failure to obtain FDA clearance or approvals of new products we develop, or the costs of obtaining FDA clearance or approvals, could have an adverse effect on our business, financial condition and results of operations.

Growth of Medical Products sales depends in part upon the availability of adequate third-party reimbursement.

The continued growth of our Medical Products segment will depend in part on the availability of adequate reimbursement to health care providers who use our products from third-party healthcare payers, such as Medicare, Medicaid, private insurance plans and managed care organizations. Third-party payers increasingly are challenging the pricing of medical products and services. Reimbursement may not be at, or remain at, price levels adequate to allow health care providers to realize an appropriate return on the purchase of our products. In addition, third-party payers may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available. Should adequate reimbursement from third-party payers become unavailable, our business, financial condition and results of operations could be adversely affected.

We must rely on independent third parties for the supply of our products.

We depend on outside suppliers to supply certain raw materials used in the manufacture of our products. In addition, all of our finished products are manufactured by independent third parties. There is no assurance that our current suppliers and manufacturers will continue to reliably supply products to us at the level of quality or quantity we require. In the event any of our third-party suppliers and manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement suppliers and manufacturing sources. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on net sales or result in increased product returns.

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

A violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Associate compensation plan could adversely affect our business.

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

The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC and the Consumer Product Safety Commission and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of net sales.

The FDA has proposed extensive new GMPs relating to the manufacture, packaging and holding of dietary supplements. This proposal would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to GMPs. If the FDA adopts these new GMPs, we may incur substantial compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

Network marketing systems such as ours are subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the risks associated with intense competition from larger, wealthier and more established competitors.

We face intense competition in the business of distributing and marketing Nutritional Products and Medical Products. Numerous competitors compete actively for customers and, in the case of other network marketing companies, for Associates. Many of our competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. We currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. There can be no assurance that we will be able to compete in this intensely competitive environment.

We are also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and existing Associates. Because the network marketing industry is not particularly capital-intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who compete with us for our Associates. In addition, the fact that our Associates may easily enter and exit our network marketing program contributes to the level of competition that we face. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe we offer an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

Our business is subject to intellectual property risks.

Patent protection for Nutritional Supplements and our Medical Products generally is impractical given the large number of manufacturers who produce similar products having many ingredients in common. To the extent we deem commercially reasonable, we endeavor to seek trade dress protection for our products, which protection has been sought in the United States, Canada and certain other countries in which we are either presently operating or may operate in the future. Notwithstanding these efforts, there can be no assurance that our efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others. Litigation with respect to protection of our intellectual property or claims of others against us could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.

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

Our future financial results could be adversely impacted by asset impairments.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test our goodwill, which is related to the Nutritional Products segment, for impairment at the end of each year, or on an interim basis if certain events occur or circumstances change that might indicate a reduction of the fair value of the reporting unit below its carrying value. No impairment losses have been recognized as a result of this testing; however, no assurance can be given that an impairment charge will not be required in future periods. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on reported financial results for the period in which the charge is taken.

Changes in conditions in foreign territories and exchange rate fluctuations affect our foreign operations and could reduce our net sales and earnings.

In 2006, approximately 53% of consolidated net sales came from foreign territories. Of this 53%, 7% came from our Canadian operation, while the remainder came from foreign territories currently covered by licensee agreements. We intend to continue to expand foreign sales of our products, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws, regulations and policies that govern the importation, distribution and sale of foreign-made products. While transactions with our licensees are denominated in U.S. dollars, exchange rate fluctuations can have a significant impact on the ability of our licensees to conduct successful businesses in the licensed territories. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or overall financial condition.

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

The trading price of our common stock has been subject to wide fluctuations. The price of the common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the industry segments in which we operate or other events or factors. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us or that are outside of our control. These fluctuations could materially cause our stock price to decline.

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

My Garden, Ltd., a limited partnership controlled by Clinton H. Howard who is the Company’s founder, Chairman of the Board and Chief Executive Officer, owned 47% of our outstanding common stock at December 31, 2006. By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and United States warehousing and distribution operations. This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $2.5 million as of December 31, 2006. We believe that this and our other facilities described below are suitable and adequate in relation to our present and immediate future needs.

We lease distribution facilities in Burnaby, British Columbia to support distribution operations in Canada at an annual rental of approximately $83,000. In November 2005, we leased office and distribution facilities in Seoul,

South Korea to support sales operations in South Korea. The lease agreement related to these facilities was for a term of one year at an annual rental of approximately $210,000. We did not renew this lease upon the lease’s expiration as a result of the sale of our South Korea operations in October 2006.

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

Our common stock is traded on the OTC Bulletin Board. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years:

QUARTER ENDED	3/31/06	6/30/06	9/30/06	12/31/06
HIGH	$1.10	$0.65	$0.55	$0.44
LOW	0.50	0.45	0.30	0.21

QUARTER ENDED	3/31/05	6/30/05	9/30/05	12/31/05
HIGH	$0.43	$0.45	$0.75	$1.40
LOW	0.15	0.20	0.29	0.43

As of March 12, 2007 there were approximately 564 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.

Sales of Unregistered Securities

None.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$21,696,631	$19,360,982	$18,265,905	$18,140,033	$24,250,348
Earnings (loss) from continuing operations	436,204	592,046	537,187	(180,128)	(581,889)
Earnings (loss) from continuing operations per common share - basic and diluted	0.02	0.03	0.03	(0.01)	(0.04)
Net earnings (loss)	436,204	592,046	537,187	(105,318)	(556,489)
Balance Sheet Data:
Cash and cash equivalents	3,219,503	1,697,966	1,051,511	501,757	626,933
Working capital (deficit)	1,934,703	1,139,729	122,806	(814,211)	(1,521,808)
Total assets	13,515,195	12,686,919	11,154,063	10,643,965	11,101,987
Long-term obligations	2,923,599	3,105,768	3,152,446	3,469,933	4,424,005
Shareholders’ equity	5,482,758	4,897,093	4,318,045	3,744,851	3,188,676

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

In June 2006, we changed our name from Royal BodyCare, Inc. to RBC Life Sciences, Inc. We made this change to more clearly identify our name with the products we sell, to reflect the advanced level of biotechnology that is incorporated into our product lines and to improve the direct marketing opportunity for our Associates.

We operate in two industry segments, Nutritional Products and Medical Products.

•

Through the Nutritional Products segment, we distribute products in four broad categories: (i) wellness products, (ii) weight loss products, (iii) fitness products and (iv) skin care products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In certain markets, principally in the United States and Canada, we distribute Nutritional Products directly through a network of independent Associates. In certain international markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•

Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Net sales. Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2006		2005		2004
			(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$8,538	40%	$9,505	49%	$10,213	56%
Licensees	9,399	43%	7,022	36%	5,759	31%

	17,937	83%	16,527	85%	15,972	87%

Medical Products	3,760	17%	2,834	15%	2,294	13%

	$21,697	100%	$19,361	100%	$18,266	100%

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

The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
United States	74%	79%	78%
Canada	19	21	21
South Korea	7	—	—
Japan	—	—	1

	100%	100%	100%

In February 2006, we began distributing Nutritional Products through an Associate network in South Korea. We initiated sales activities after establishing a fully staffed office located in Seoul, South Korea; however, the full range of Nutritional Products designated for sale in South Korea was not available for distribution until early May 2006. Net sales in this market were adversely affected by the termination of an Associate in June 2006. This Associate, who had a sales organization in both the U.S. and South Korea, was terminated for violating certain of our Associate policies and procedures with which Associates are contractually obligated to comply. Effective October 31, 2006, we restructured our South Korean operations. This restructuring was consummated through the sale of our South Korean operations and concurrent entry into an exclusive license agreement with the purchaser, pursuant to which the purchaser distributes our Nutritional Products in this market. This restructuring permitted us to continue sales of our products in this market through a licensee distribution model that has been successful in other international markets, while eliminating the need for future cash investments. In connection with the sale of these operations, we recorded a loss of $170,000. See Note N to the consolidated financial statements included under Part IV of this report for additional information.

Net sales through our Associate channel have declined primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations – 2006 Compared with 2005 – Net sales.”

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

Our principal licensee is CCI. In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including primarily countries of the former Soviet Union and Eastern Europe. CCI accounted for 92%, 95% and 97% of licensee net sales in 2006, 2005 and 2004, respectively. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 20% of our outstanding common stock.

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

Since 2004, a medical/surgical dealer has significantly expanded its business and, as a result, increased its purchases of our Medical Products. This dealer accounted for 55%, 47% and 37% of Medical Products net sales in 2006, 2005 and 2004, respectively.

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

Distributor Commissions. Distributor commissions consist primarily of commissions paid to our Associates in accordance with our Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Associates can qualify to receive additional commissions as sales in their organizations expand. Most commissions are paid to Associates monthly. Total Associate commissions average approximately 33% to 34% of net sales in this distribution channel. We also classify commissions paid to manufacturer representatives who sell Medical Products as distributor commissions. Total commissions to manufacturer representatives average less than 2% of Medical Products net sales.

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

General and Administrative. General and administrative expenses include wages and benefits, rents and utilities, travel, professional fees, promotion and advertising, along with other marketing and administrative expenses. Wages and benefits represent the largest component of selling, general and administrative expenses.

Critical Accounting Polices and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our significant accounting policies are described in Note B to the consolidated financial statements included under Part IV of this report. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and that require management’s most subjective judgments. We believe our most critical accounting policies and estimates are as described in this section.

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

Income Taxes. We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. Based on our estimates of the expected future tax consequences related to these differences, we record deferred tax assets and liabilities in our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset. Actual income taxes could differ significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities. These differences could have an impact on the income tax provision and operating results in the period in which such determination is made.

Share-based Payments. We adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) on January 1, 2006 using the modified-prospective transition method and began accounting for stock-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 to account for our employee stock options. Historically, all stock options have been granted with an exercise price equal to or above the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for employee stock option grants.

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award. The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. Expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future. In accordance with SFAS 123R, we recognized stock-based compensation expense of approximately $107,000 for the year ended December 31, 2006.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	39.5	38.6	35.9

Gross profit	60.5	61.4	64.1

Operating expenses:
General and administrative	39.5	37.3	37.6
Distributor commissions	13.7	16.6	19.7
Depreciation and amortization	2.8	3.0	3.2

Total operating expenses	56.0	56.9	60.5

Operating profit	4.5	4.5	3.6

Interest expense	1.2	1.3	1.5
Other (income)	—	—	(0.8)

	1.2	1.3	0.7

Earnings before income taxes	3.3	3.2	2.9

Income tax expense	1.3	0.1	—

Net earnings	2.0%	3.1%	2.9%

2006 Compared with 2005

Net sales. Net sales for the year ended December 31, 2006 were $21,697,000 compared with net sales for the prior year of $19,361,000, an increase of $2,336,000 or 12%. This increase was due to a $1,410,000 increase and a $926,000 increase in net sales of Nutritional Products and Medical Products, respectively. While net sales of Nutritional Products to our licensees increased $2,377,000, net sales of Nutritional Products to our Associate network declined $967,000.

The decline in net sales to the Associate network relates to a decline in the number of active Associates. We consider an Associate active if he or she has placed an order during the previous 12 months. The decline in the number of active Associates results primarily from low levels of sponsorship of new Associates by the current Associate network. While we develop marketing and sales materials for use by our Associates, and sponsor corporate events that Associates can use to introduce prospective Associates to RBC, Associates are primarily responsible for recruiting new Associates to join RBC. Our experience in this industry indicates that once an Associate loses motivation and confidence in a company and/or its products, it is extremely difficult to re-motivate that individual to engage in sponsoring activities.

During the past few years, we have taken a number of actions in an attempt to overcome the reduced sponsorship activity among our Associate network:

•

Marketing message – We altered our marketing message to focus on nanotechnology, product benefits and the desirable lifestyle available to a successful Associate. In addition, we developed and introduced a new sponsoring system that is focused, simple and easy to explain to prospective Associates.

•

Focused product strategy – We first categorized our diverse product line into three major product groups. We then developed and introduced new products in each product group, allowing us, in some cases, to eliminate redundant products from the product line. We continue to develop and introduce new products to support sales in each product category.

•

Marketing materials – We have developed and introduced and are continuing to develop and introduce, new marketing tools that make it easy and simple for Associates to expose our products and business to prospective new Associates.

•	Associate compensation plan – We have introduced changes to our Associate compensation plan to simplify the compensation plan and to encourage sponsoring.

•	Corporate support – We have significantly increased the support, including financial support, we provide to Associates who are actively engaged in sponsoring activities.

Although we believe the actions that we have taken and continue to take will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

The growth in net sales to our licensees relates primarily to the growth of CCI. Net sales to CCI increased $1,967,000 in 2006. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.

Since 2004, a medical/surgical dealer has significantly expanded its business and, as a result, increased its purchases of our Medical Products. The increase in sales to this dealer in 2006 accounted for approximately 81% of the total net sales increase in the Medical Products segment.

Cost of sales. Cost of sales for the year ended December 31, 2006 was $8,578,000 compared with cost of sales in the prior year of $7,475,000, an increase of $1,103,000 or 15%. As a percentage of net sales, cost of sales was 40% in 2006 and 39% in 2005. As a percentage of net sales, gross margin declined 1% in 2006 mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross margin for products sold to licensees is lower than the gross margin for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to marketing and distribution in the licensed territory.

General and administrative. General and administrative expenses for the year ended December 31, 2006, were $8,564,000 compared with 2005 expenses of $7,224,000, an increase of $1,340,000 or 19%. This increase resulted from a $1,084,000 increase in expenses in the Nutritional Products segment and a $256,000 increase in expenses in the Medical Products segment. The increase in expenses in the Nutritional Products segment was the result of approximately $1,151,000 of expenses associated with operations conducted in South Korea and a $170,000 loss recognized on the sale of South Korean operations. We incurred approximately $180,000 of expenses related to South Korea in 2005. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 40% in 2006 and 37% in 2005.

Distributor commissions. Distributor commissions for the year ended December 31, 2006 declined as a result of the decline in sales to our Associate network. Distributor commissions for the year ended December 31, 2006 were $2,978,000 compared with distributor commissions in 2005 of $3,213,000, a decrease of $235,000 or 7%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales in accordance with EITF 01-9, were 34% in 2006 compared with 33% in 2005. On a consolidated basis, distributor commissions as a percentage of net sales declined to 14% in 2006 compared with 17% in 2005. The percentage decline in relation to consolidated net sales was mainly related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees.

Income taxes. We recorded income tax expense of $278,000 in 2006 compared to $27,000 in 2005. Income tax expense in 2006 is based on earnings before income taxes reported for the year since we no longer have U.S. net operating loss carryforwards, as determined for financial reporting purposes, available to offset taxable income.

Net earnings. Net earnings for the year ended December 31, 2006 were $436,000, or $0.02 per share, compared with net earnings in the prior year of $592,000, or $0.03 per share. This decline resulted from the increase in income tax expense recorded in 2006 described above.

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

The decline in net sales to the Associate network relates to a decline in the number of active Associates. We consider an Associate active if he or she has placed an order during the previous 12 months. The decline in the number of active Associates results primarily from low levels of sponsorship of new Associates by the current Associate network. The reasons for these declines and the actions taken are discussed above under the caption “Results of Operations – 2006 Compared with 2006 – Net Sales.”

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

Other income. Other income in 2004 represents payments received pursuant to the settlement in February 2003 of a lawsuit with a former supplier. Under the terms of the settlement, this supplier was obligated to make monthly payments to us calculated as a percentage of his gross revenues, as defined in the settlement agreement, up to an aggregate of $250,000. In accordance with this agreement, we received $148,000 in 2004 and $102,000 in 2003.

Net earnings. Net earnings for the year ended December 31, 2005 were $592,000, or $0.03 per share, compared with net earnings in the prior year of $537,000, or $0.03 per share. This improvement resulted from the factors described above.

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

Cash and working capital. During the year ended December 31, 2006, we had a net increase in cash of $1,522,000. This compares to a net increase in cash in 2005 of $646,000.

At December 31, 2006, we had working capital of $1,935,000, a $795,000 improvement from working capital at December 31, 2005 of $1,140,000. This increase in working capital was mainly related to an increase in current assets of $806,000 that was partially offset by an increase in current liabilities of $11,000. At December 31, 2006 and 2005, we had aggregate borrowings outstanding against certain lines of credit in the amount of $100,000 and $122,000, respectively. There were no borrowings outstanding against our $900,000 credit line at December 31, 2006 or 2005.

Operating activities. In 2006, our operating activities provided cash flows of $2,083,000 compared with $814,000 in 2005. In 2006, net earnings adjusted for non-cash activities, mainly depreciation and amortization, stock-based compensation and deferred taxes, provided cash flows of $1,606,000 compared with $1,208,000 in 2005.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses, accounts payable, accrued operating expenses and deferred revenues. One of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI. In accordance with our license agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order. These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders. In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs. CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account. Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue. Deposits we make with our suppliers are recorded as prepaid expenses. During 2006, cash provided by the decrease in inventory of $730,000 and the increase in deferred revenue of $279,000, and cash used by the increase in prepaid expenses of $123,000, were mainly related to transactions associated with our license agreements. Of the $730,000 of cash provided by decreased inventory, approximately $608,000 related to decreased inventory held for CCI.

Investing activities. During 2006, we used cash of $488,000 to purchase property and equipment, $366,000 of which related to the establishment of operations in South Korea. In October 2006, we restructured the South Korea operations by selling our South Korean subsidiary to a purchaser who concurrently entered into a license agreement with us, pursuant to which the purchaser agreed to continue to market our Nutritional Products in South Korea. We received net cash proceeds from this sale in the amount of $90,000, which represents a $100,000 payment by the purchaser net of $10,000 in cash surrendered in the sale. In connection with the sale, we also received a non-interest bearing receivable in the amount of $685,000, which had a fair value of $520,000. The purchaser agreed to pay this receivable by making monthly payments equal to 10% of sales, or $5,000, whichever is greater.

Financing activities. During 2006, we used cash of $185,000 in financing activities mainly related to the repayment of long-term debt.

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

We have no plans or requirements for any significant capital expenditures during the next 12 months.

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2006:

	Payments Due by Period (000’s)
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	2012 and Beyond
Long-term debt	$2,915	$373	$490	$324	$1,728
Capital leases	9	7	2	—	—
Operating leases	538	171	310	57	—
Purchase obligations	1,613	1,613	—	—	—
Employment agreements	2,469	1,726	413	165	165

Inflation

We do not believe that inflation has had a material impact on our operating results.

Recent Accounting Pronouncements

Considering the Effects of Prior Year Misstatements. In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting for Postretirement Plans. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Foreign exchange. We have foreign-based operations in Canada which accounted for 7% of 2006 net sales. From time to time, we make advances to our Canadian subsidiary denominated in U.S. dollars, exposing the Canadian subsidiary to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances to our Canadian subsidiary of approximately $38,000 at December 31, 2006, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $3,800.

Interest rates. Our credit arrangements expose us to fluctuations in interest rates. At December 31, 2006, we had approximately $100,000 outstanding in indebtedness, which provided for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. Based upon the interest rates and borrowings at December 31, 2006, a 10% increase in interest rates would adversely affect our financial position, annual results of operations and cash flows by approximately $1,100.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 30, 2007, pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

(a)(1) Financial Statements. The following financial statements and related documents are filed as part of this report:

  Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, L.L.P.

  Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Shareholders’ Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. None.

(a)(3) Exhibits. The following exhibits are filed as part of this report:

Ex. No.	Description
3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Amendment No. 1 to Bylaws (7)

4.1	Specimen copy of Certificate for Common Stock (2)

4.2	Specimen copy of 10% Convertible Notes issued in 1997(1)

4.3	The 2003 Stock Incentive Plan (5)

4.4	The 2006 Stock Incentive Plan(13)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Purchase and Sale Agreement, dated as of August 21, 2000, between CIIF Associates II Limited Partnership and Royal BodyCare, Inc.(3)

10.4	Agreement for Assumption of Indebtedness, dated August 10, 2001, between MPM Medical, Inc. (f/k/a RBC Acquisition Corp.) and The Money Store Investment Corporation (4)

10.5	Small Business Administration Note, dated July 31, 1998, executed by MPM Medical, Inc. and Diversified Care, Inc. in favor of The Money Store Investment Corporation(4)

10.6	Employment Agreement, dated November 20, 2003, between Royal BodyCare, Inc. and Clinton H. Howard (8)

10.7	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Wayne R. Holbrook(9)

10.8	Employment Agreement, executed December 18, 2006 to be effective January 1, 2007,, between RBC Life Sciences, Inc. and Kenneth L. Sabot(14)

10.9	Employment Agreement, executed December 18, 2006 to be effective January 1, 2007, between RBC Life Sciences, Inc. and Steven E. Brown(14)

10.10	Employment Agreement, executed December 18, 2006 to be effective January 1, 2007, between RBC Life Sciences, Inc. and Dennis N. Windsor(14)

10.11	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and G. Trevor Scofield(9)

10.12	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Jerry L. Phelps(9)

10.13	Employment Agreement, dated February 20, 2004, between Royal BodyCare, Inc. and Paul R. Miller(9)

10.14	Exclusive Distributorship Agreement, dated as of July 14, 2004, between Royal BodyCare, Inc. and Coral Club International, Inc.(10)

10.15	Agreement to Renew Lease dated May 26, 2005, by and between Royal BodyCare Canada, Inc. and Mott Electric Motor Repair Ltd.(11)

10.16	Lease Agreement dated August 23, 1994, by and between Royal BodyCare Canada, Inc. (f/k/a Pure Life International Products, Inc.) and Mott Electric Motor Repair Ltd.(11)

10.17	Line of Credit Promissory Note, dated December 29, 2006, in the principal amount of $900,000, executed by RBC Life Sciences, Inc. in favor of The Frost National Bank*

10.18	Business Loan Agreement, dated December 29, 2006, between RBC Life Sciences, Inc. and The Frost National Bank, associated with $900,000 Line of Credit Promissory Note*

10.19	Promissory Note, dated December 5, 2005, in the principal amount of $400,000, executed by Royal BodyCare, Inc. in favor of Summit Bank N.A.(12)

10.20	Business Loan Agreement, dated December 5, 2005, between Royal BodyCare, Inc. and Summit Bank N.A., associated with $400,000 Promissory Note (12)

10.21	Agreement to Buy and Sell RBC Life Sciences Korea, dated October 31, 2006, between RBC Life Sciences USA and Merry Key(15)

10.22	Exclusive Distributorship Agreement, dated November 1, 2006, between RBC Life Sciences USA, Inc. and Merry Key(15)

14.1	Code of Ethics(9)

21.1	List of company subsidiaries*

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference *

23.2	Consent of Grant Thornton LLP, independent registered public accountants to incorporation of report by reference *

23.3	Consent of Gardere Wynne Sewell LLP, legal counsel (6)

24.1	Power of Attorney (6)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(2)	Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2001
(5)	Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(6)	Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(8)	Incorporated by reference to the Current Report on Form 8-K filed December 3, 2003
(9)	Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004
(10)	Incorporated by reference to the Current Report on Form 8-K filed July 27, 2004
(11)	Incorporated by reference to the Current Report on Form 8-K filed June 1, 2005
(12)	Incorporated by reference to the Current Report on Form 8-K filed December 9, 2005
(13)	Incorporated by reference to the registration statement filed on Form S-8 filed December 22, 2006
(14)	Incorporated by reference to the Current Report on Form 8-K filed December 22, 2006
(15)	Incorporated by reference to the Current Report on Form 8-K filed November 6, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC LIFE SCIENCES, INC.,
a Nevada corporation

Date: March 14, 2007	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 14, 2007
Clinton H. Howard

/s/ Steven E. Brown	Director, Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)	March 14, 2007
Steven E. Brown

/s/ Wayne R. Holbrook	Director and President	March 14, 2007
Wayne R. Holbrook

/s/ Kenneth L. Sabot	Director and Senior Vice President-Operations	March 14, 2007
Kenneth L. Sabot

/s/ J. Ike Guest	Director	March 14, 2007
J. Ike Guest

/s/ Joseph. P. Philipp	Director	March 14, 2007
Joseph P. Philipp

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RBC Life Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their consolidated cash flows for the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B – Summary of Significant Accounting Policies to the consolidated financial statements, RBC Life Sciences, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

LANE GORMAN TRUBITT, L.L.P.

Dallas, Texas

March 3, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RBC Life Sciences, Inc. (f/k/a Royal BodyCare, Inc.) and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of RBC Life Sciences, Inc. (f/k/a Royal BodyCare, Inc.) and Subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of RBC Life Sciences, Inc. (f/k/a Royal BodyCare, Inc.) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas

March 18, 2005

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$3,219,503	$1,697,966
Accounts receivable, net of allowance for doubtful accounts of $34,739 and $32,586, respectively	331,834	352,741
Inventories	2,651,082	3,564,760
Deferred income taxes	231,680	—
Prepaid expenses	499,267	511,975

Total current assets	6,933,366	6,127,442

Property and equipment, net of accumulated depreciation	3,584,415	3,975,948

Goodwill, net of accumulated amortization	2,095,054	2,095,054

Other intangible assets, net of accumulated amortization	194,173	236,580

Other assets	708,187	251,895

	$13,515,195	$12,686,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade	$850,143	$1,202,990
Accrued liabilities	1,165,247	1,134,478
Current maturities of long-term obligations	379,635	303,655
Lines of credit	100,000	122,249
Deferred revenue	2,503,638	2,224,341

Total current liabilities	4,998,663	4,987,713

Long-term obligations, less current maturities	2,543,964	2,802,113
Deferred income taxes	489,810	—

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.10 par value; authorized 20,000,000 shares; none outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 20,188,294 and 20,056,294 shares issued and outstanding in 2006 and 2005, respectively	20,188	20,056
Additional paid-in capital	12,916,035	12,789,978
Accumulated deficit	(7,412,250)	(7,848,454)
Accumulated other comprehensive loss	(41,215)	(64,487)

	5,482,758	4,897,093

	$13,515,195	$12,686,919

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2006	2005	2004
Net sales	$21,696,631	$19,360,982	$18,265,905
Cost of sales	8,578,243	7,474,632	6,561,692

Gross profit	13,118,388	11,886,350	11,704,213

Operating expenses
General and administrative	8,564,448	7,224,260	6,869,036
Distributor commissions	2,978,336	3,212,996	3,603,715
Depreciation and amortization	609,311	578,871	580,492

Total operating expenses	12,152,095	11,016,127	11,053,243

Operating profit	966,293	870,223	650,970

Interest expense	252,175	251,465	262,122
Other	—	—	(148,339)

	252,175	251,465	113,783

Earnings before income taxes	714,118	618,758	537,187

Income tax expense	277,914	26,712	—

Net earnings	$436,204	$592,046	$537,187

Basic earnings per share	$0.02	$0.03	$0.03

Basic weighted average shares outstanding	20,163,544	20,056,294	20,014,627

Diluted earnings per share	$0.02	$0.03	$0.03

Diluted weighted average shares outstanding	22,047,152	21,499,438	20,975,476

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2004	19,956,294	$19,956	$12,775,578	$(8,977,687)	$(72,996)	$3,744,851

Other comprehensive income
Net earnings	—	—	—	537,187	—	537,187
Foreign currency translation adjustment	—	—	—	—	21,507	21,507

Total comprehensive income						558,694

Exercise of common stock option	100,000	100	14,400	—	—	14,500

Balance at December 31, 2004	20,056,294	20,056	12,789,978	(8,440,500)	(51,489)	4,318,045

Other comprehensive income
Net earnings	—	—	—	592,046	—	592,046
Foreign currency translation adjustment	—	—	—	—	(12,998)	(12,998)

Total comprehensive income						579,048

Balance at December 31, 2005	20,056,294	20,056	12,789,978	(7,848,454)	(64,487)	4,897,093

Other comprehensive income
Net earnings	—	—	—	436,204	—	436,204
Foreign currency translation adjustment	—	—	—	—	23,272	23,272

Total comprehensive income						459,476

Exercise of common stock options	132,000	132	19,008	—	—	19,140

Stock-based compensation	—	—	107,049	—	—	107,049

Balance at December 31, 2006	20,188,294	$20,188	$12,916,035	$(7,412,250)	$(41,215)	$5,482,758

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2006	2005	2004
Cash flows from operating activities
Net earnings	$436,204	$592,046	$537,187

Adjustments to reconcile net earnings to net cash provided by operations
Depreciation and amortization	634,703	593,130	591,512
Loss on disposition of assets	169,501	—	—
Deferred income taxes	258,130	22,473	(1,011)
Stock-based compensation	107,049	—	—
Change in operating assets and liabilities
Accounts receivable	15,677	82,368	(265,329)
Inventories	730,040	(1,323,135)	139,703
Prepaid expenses	(122,895)	(60,293)	(285,691)
Other assets	(230,779)	(93,333)	(11,114)
Accounts payable, trade	(251,842)	387,268	(41,433)
Accrued liabilities	57,922	(53,845)	14,704
Deferred revenue	279,297	667,566	274,481

Net cash provided by operating activities	2,083,007	814,245	953,009

Cash flows from investing activities
Purchase of property and equipment	(488,345)	(111,186)	(93,164)
Proceeds from sale of assets	107,457	27,711	—

Net cash used in investing activities	(380,888)	(83,475)	(93,164)

Cash flows from financing activities
Exercise of common stock options	19,140	—	14,500
Net payments against lines of credit	(22,249)	(3,395)	(4,324)
Proceeds from long-term debt	—	400,000	224,263
Payments of long-term debt	(182,169)	(465,173)	(530,067)

Net cash used in financing activities of continuing operations	(185,278)	(68,568)	(295,628)
Net cash used in discontinued operations	—	—	(11,683)

Net cash used in financing activities	(185,278)	(68,568)	(307,311)

Effect of exchange rate changes on cash flows	4,696	(15,747)	(2,780)

Net increase in cash	1,521,537	646,455	549,754

Cash and cash equivalents at beginning of year	1,697,966	1,051,511	501,757

Cash and cash equivalents at end of year	$3,219,503	$1,697,966	$1,051,511

Supplemental cash flow disclosures
Interest paid	$253,553	$238,497	$250,884
Income taxes paid	25,056	3,284	—
Receivable recorded in connection with the sale of South Korea operations	520,000	—	—
Purchase of equipment by capital lease	—	18,495	—

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE A – NATURE OF OPERATIONS AND ORGANIZATION

In June 2006, RBC Life Sciences, Inc. (along with its subsidiaries, sometimes hereinafter referred to collectively as “RBC” or the “Company”) changed its name from Royal BodyCare, Inc. to RBC Life Sciences, Inc. The Company made this change to more clearly identify its name with the products it sells, to reflect the advanced level of biotechnology that is incorporated into its product lines and to improve the direct marketing opportunity for its Associates.

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) under the RBC Life Sciences brand name. In certain markets, primarily the United States and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.” The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

RBC also markets its Nutritional Products in certain international markets through license arrangements. The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute these products through an independent distributor network in a licensed territory. Under these arrangements, the independent distributor network in a licensed territory is compensated by the licensee according to the same or a similar compensation plan as the one used by RBC for its Associates in North America.

In February 2006, RBC began marketing its Nutritional Products in South Korea through an Associate network. This business was conducted by its wholly owned subsidiary in South Korea. As more fully described in Note N, on October 31, 2006, RBC closed the sale of this subsidiary and, as part of the sale agreement, entered into a five-year exclusive license agreement with the purchaser. In accordance with the terms of the license agreement, the purchaser distributes RBC products in this market.

In addition to its Nutritional Products, RBC also markets a line of wound care and oncology products (collectively “Medical Products”) throughout the United States under the MPM Medical trade name. Medical Products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, RBC Life Sciences USA, Inc., RBC Life Sciences Canada, Inc., RBC Life Sciences Korea Co., Ltd., BizAdigm, Inc. and MPM Medical, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time. At December 31, 2006, $170,000 was held in a Canadian bank. At December 31, 2005, $389,000, $84,000 and $1,000 were held in a Korean bank, a Canadian bank and a Japanese bank, respectively. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Accounts Receivable - The Company’s accounts receivable arise in the normal course of business and primarily relate to sales of Medical Products to various businesses and individuals. Accounts receivable are generally due within 30 or 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts.

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

Intangible Assets and Amortization - The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), issued by the Financial Accounting Standards Board (“FASB”). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets with finite lives are amortized over their useful lives. Accordingly, distribution contracts; copyrights, trademarks, and other registrations; and other intangibles are amortized over average lives of 8, 19 and 11 years, respectively.

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

Impairment of Long-Lived Assets- Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition and Deferred Revenue - Sales are recorded when products are shipped, which is the point the risks and rewards of ownership pass to the customer. Payments received for unshipped products are recorded as “deferred revenue.” The Company generally requires a cash or credit card payment at the point of sale for Nutritional Products sold to its Associates. With regard to orders received from its third-party licensees, the Company generally requires the licensee to make a cash deposit equal to 50% of the order at the time an order is placed, and to pay the remaining 50% when the Company is ready to ship products in fulfillment of the order.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The Company’s agreements with its third-party licensees generally provide that licensees pay a monthly royalty to the Company, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements. Royalties paid by licensees are recorded as sales and amounted to $1,424,000, $1,189,000 and $854,000 in 2006, 2005 and 2004, respectively.

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Most commissions are paid to Associates monthly. The Company accounts for payments made to its Associates in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). In accordance with EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than a distributor commission expense. Associates earn rebates based on their personal monthly sales and the level at which they qualify under the Associate compensation plan. Associate rebates recorded as a reduction of sales were $686,000, $794,000 and $819,000 in 2006, 2005 and 2004, respectively.

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

Earnings Per Share - Basic earnings per common share is based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible debt.

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

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term receivables and debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements. At December 31, 2006, fair value of the fixed-rate long term receivable, which the Company received in connection with the sale of RBC Korea as more fully described in Note N, approximated its carrying value of $520,000. At December 31, 2006, fair value of the fixed-rate long-term debt was $2,763,000, which was $31,000 below the carrying value of $2,794,000. At December 31, 2005, fair value of the fixed-rate long-term debt approximated its carrying value of $2,968,000. The Company did not have a fixed-rate long-term receivable at December 31, 2005.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Product Return Policy - Up to one year from the date of purchase, Nutritional Products that are unused and resalable may be returned by an Associate for a refund equal to 100% percent of the sales price to the Associate less a ten percent restocking fee and commissions paid. Return of product by an Associate, other than product damaged at the time of receipt, constitutes potential cancellation of the distributorship. Generally, unused Medical Products may be returned up to six months from date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee. Returned products damaged during shipment are replaced by the Company. Nutritional Products purchased by licensees may not be returned to the Company for a refund.

Advertising - Advertising expense is charged to operations when incurred. Advertising expenses were $36,000, $49,000 and $41,000 in 2006, 2005 and 2004, respectively.

Translation of Foreign Currencies - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as a component of other comprehensive income (loss) in shareholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but are excluded from net earnings as the amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income (loss) is attributed to translation gains or losses of foreign currencies.

Share-Based Payment - Prior to January 1, 2006, the Company accounted for employee stock options under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In accordance with APB 25, prior to January 1, 2006, no stock-based compensation cost was reflected in net earnings, as all options granted had an exercise price equal to or greater than the quoted market price of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) and applied the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 using the modified-prospective transition method. In accordance with this method, stock-based compensation expense recognized subsequent to December 31, 2005 includes (i) compensation expense for all

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Also in accordance with this method, periods ending prior to January 1, 2006 are not retroactively adjusted. See Note K for further information.

New Accounting Pronouncements -

Considering the Effects of Prior Year Misstatements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material effect on Company’s consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial position, results of operations or cash flows.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Reclassifications – Certain amounts in 2005 have been reclassified to conform with the 2006 presentation.

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2006 and 2005, accounts receivable consist of the following:

	2006	2005
Accounts receivable
Trade	$365,851	$374,452
Other	722	10,875

Total	366,573	385,327
Less allowance for doubtful accounts	34,739	32,586

Net accounts receivable	$331,834	$352,741

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Beginning balance	$32,586	$30,910
Bad debt provision	3,020	3,996
Accounts written off	(867)	(2,320)

Ending balance	$34,739	$32,586

NOTE D – INVENTORIES

At December 31, 2006 and 2005, inventories consist of the following:

	2006	2005
Raw materials and bulk products	$411,880	$389,764
Packaging materials	422,063	403,452
Finished goods	1,817,139	2,771,544

	$2,651,082	$3,564,760

NOTE E – PREPAID EXPENSES

At December 31, 2006 and 2005 prepaid expenses consist of the following:

	2006	2005
Advance payments to suppliers	$368,536	$126,491
Prepaid insurance and other	130,731	385,484

Total	$499,267	$511,975

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2006 and 2005, property and equipment consist of the following:

	2006	2005
Building and improvements	$2,775,109	$2,758,983
Computer software and office equipment	3,050,784	2,992,090
Warehouse equipment	271,309	257,520
Automotive equipment	55,392	55,392
Leasehold improvements	18,758	18,752

	6,171,352	6,082,737
Less accumulated depreciation and amortization	3,728,110	3,247,962

	2,443,242	2,834,775
Land	1,141,173	1,141,173

	$3,584,415	$3,975,948

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, the Company discontinued the amortization of goodwill on January 1, 2002. The Company measures its goodwill for impairment at the end of each year. No impairment losses have been recognized as a result of this testing.

At December 31, 2006 and 2005, goodwill was as follows:

	December 31, 2006		December 31, 2005
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated Amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

At December 31, 2006 and 2005, other intangible assets consist of the following:

		December 31, 2006		December 31, 2005
	Average life (years)	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization
Distribution contracts	8	$277,369	$(178,625)	$277,369	$(145,675)
Copyrights, trademarks and other registrations	19	99,100	(28,409)	99,100	(23,123)
Other	11	47,600	(22,862)	47,600	(18,691)

		$424,069	$(229,896)	$424,069	$(187,489)

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS – continued

Amortization expense related to other intangible assets totaled approximately $42,000 for each of the years ended December 31, 2006 and 2005. The aggregate estimated amortization expense for other intangible assets remaining as of December 31, 2006 is as follows:

2007	$42,407
2008	42,407
2009	24,049
2010	21,626
2011	13,791
Thereafter	49,893

$194,173

NOTE H – ACCRUED LIABILITIES

At December 31, 2006 and 2005 accrued liabilities consist of the following:

	2006	2005
Distributor commissions	$415,474	$458,522
Salaries and wages	556,058	535,004
Sales and other taxes	73,060	69,896
Interest	20,312	21,617
Other	100,343	49,439

Total	$1,165,247	$1,134,478

NOTE I – LINES OF CREDIT

At December 31, 2006 and 2005 borrowings under lines of credit consist of the following:

	2006	2005
Line of credit ($100,000 maximum) at prime plus 3.25%	$100,000	$100,000
Line of credit ($50,000 maximum) at prime plus 4.0%	—	22,249

Total	$100,000	$122,249

The prime rate was 8.25% at December 31, 2006. During 2006, the Company paid off the $50,000 line of credit and did not renew that arrangement.

In addition to the $100,000 line of credit, the Company maintains a $900,000 line of credit with a bank. Borrowings under this line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined. The borrowing base, which was $900,000 at December 31, 2006, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. In addition, the Company is required to maintain minimum amounts of working capital, cash flow and tangible net worth, as defined. The Company was in compliance with these covenants at December 31, 2006.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE J – LONG-TERM OBLIGATIONS

At December 31, 2006 and 2005 long-term obligations consist of the following:

	2006	2005
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,453,855	$2,568,382

Note payable to bank bearing interest at 7.96%, payable in monthly installments of $12,550 through June 2009, collateralized by accounts receivable, inventories and equipment, and personally guaranteed by the Company’s Chief Executive Officer	339,848	400,000

Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1999), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32 (there were no conversions in 2006 or 2005)	121,500	123,000

Capital lease obligations	8,396	14,386

	2,923,599	3,105,768
Less – current maturities	379,635	303,655

	$2,543,964	$2,802,113

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.

Long-term obligation payments payable in the next five years are as follows:

December 31,	Debt	Capital leases
2007	$373,005	$7,184
2008	272,173	1,796
2009	217,954	—
2010	155,994	—
2011	168,522	—
Thereafter	1,727,555	—

	2,915,203	8,980
Less amount representing interest	—	584
Less current maturities	373,005	6,630

	$2,542,198	$1,766

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE K – STOCK-BASED COMPENSATION

Stock incentive plans

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

Generally, stock options granted under these plans vest over a period from four to five years and have a term of nine years. Certain stock options granted under these plans fully vested upon grant and have a term of five years.

Other stock options

The Company has also granted employee stock options outside of the plans described above. Under these arrangements, as of December 31, 2006, the Company had granted non-qualified options to purchase 400,000 shares of common stock.

Stock option accounting

On January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. Under this method, stock-based compensation expense recognized in 2006 includes options granted prior to but not vested as of December 31, 2005, and options granted in 2006. Also under this method, results for prior periods are not restated.

In accordance with SFAS 123R, stock-based compensation expense for 2006 was approximately $107,000 and is classified as a general and administrative expense. Tax benefits related to this expense were immaterial because virtually all stock-based compensation resulted from grants of ISOs. In accordance with SFAS No. 109, Accounting for Income Taxes, no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. In accordance with SFAS 123R, the Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no excess tax benefits in 2006.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE K – STOCK-BASED COMPENSATION – continued

Fair value

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005(1)	2004
Weighted average expected life (years)	9.0	—	9.0
Risk-free interest rate	4.72%	—	4.93%
Expected volatility	138.31%	—	146.41%
Expected dividend yield	0.0%	—	0.0%

(1)	There were no option grants during this period.

The weighted average expected life is based on the option term. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. Expected volatility is based on historical volatility rates. Expected dividend yield is 0.0% since the Company has no history of paying dividends and currently has no plans to do so.

Stock option activity

A summary of stock option activity for the three years ended December 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2004	3,688,460	$0.24
Granted	100,000	0.15
Exercised	(100,000)	0.15
Forfeited/Canceled	(81,460)	0.95

Outstanding on December 31, 2004	3,607,000	0.22
Granted	—	—
Exercised	—	—
Forfeited/Canceled	(42,000)	0.77

Outstanding on December 31, 2005	3,565,000	0.21
Granted	524,150	0.41
Exercised	(132,000)	0.15
Forfeited/Canceled	(200,000)	0.74

Outstanding on December 31, 2006	3,757,150	$0.22	5.2	$187,270

Exercisable on December 31, 2006	2,647,780	$0.24	5.1	$130,850

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE K – STOCK-BASED COMPENSATION – continued

A summary of the status of the Company’s non-vested stock options as of December 31, 2006, and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options January 1, 2006	1,507,000	$0.14
Non-vested stock options granted	396,370	0.46
Vested stock options	(594,000)	0.14
Forfeited stock options	(200,000)	0.71

Non-vested stock options at December 31, 2006	1,109,370	0.15

Additional information related to stock options granted, vested and exercised for the three years ended December 31, 2006 is a follows:

	Year Ended December 31,
	2006	2005	2004
Grant date fair value of stock options granted	$208,064	$—	$14,700
Grant date fair value of stock options vested	107,049	81,041	80,504
Intrinsic value of stock options exercised	67,980	—	500

As of December 31, 2006, there was approximately $129,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 2.7 years.

The following table illustrates the effect on net earnings and earnings per share if, for the years ended December 31, 2005 and 2004, the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2005	2004
Net earnings, as reported	$592,046	$537,187
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax expense	(81,041)	(80,504)

Pro forma net earnings	$511,005	$456,683

Earnings per share – basic and diluted
As reported	$0.03	$0.03
Pro forma	0.02	0.02

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE L – INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal income tax expense at statutory rate	$242,800	$210,378	$182,644

State income taxes, net of federal benefit	26,636	22,914	16,895
Stock-based compensation	36,221	—	—
Effect of foreign operations, net of foreign tax credits	(10,578)	(3,687)	(10,641)
Change in valuation allowance	—	(209,348)	(182,441)
Other, net	(17,165)	6,455	(6,457)

Income tax expense	$277,914	$26,712	$—

Deferred tax assets and liabilities at December 31, 2006 and 2005 are comprised of the following:

	December 31,
	2006	2005
Deferred tax assets related to:
Inventories	$217,413	$6,704
Accounts receivable and other assets	12,853	—
Accrued liabilities	11,527	23,651
Tax loss and tax credit carryforwards	93,246	555,993
Other	1,150	(506)

	336,189	585,842
Valuation allowance	(48,200)	(48,200)

Net deferred tax assets	287,989	537,642

Deferred tax liabilities related to:
Property and equipment	(209,754)	(254,832)
Intangible assets	(336,365)	(282,810)

Deferred tax liabilities	(546,119)	(537,642)

Net deferred tax liabilities	$(258,130)	$—

Net current deferred tax assets	$231,680	$—
Net long-term deferred tax liabilities	(489,810)	—

	$(258,130)	$—

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE L – INCOME TAXES – continued

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$19,784	$4,239	$5,000
Foreign	—	—	(3,989)
Deferred
Federal	284,528	22,473	—
Foreign	(26,398)	—	(1,011)

Income tax expense	$277,914	$26,712	$—

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2010. Rental expense under non-cancelable operating leases totaled $450,000, $219,000 and $260,000 in 2006, 2005 and 2004, respectively. Future minimum payments under non-cancelable operating leases are as follows:

December 31,
2007	$171,462
2008	161,274
2009	148,325
2010	57,401

$538,462

Employee Arrangements

In December 2006, the Company entered into employment agreements with seven of its key executives for a one-year term ending December 31, 2007. These agreements automatically renew for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term. These agreements provide for a minimum base salary and additional cash incentive compensation if certain performance measures are attained. In addition, these agreements provide that if employment is terminated as a result of a change of control of the Company, as defined, the Company will be required to pay a severance payment in an amount equal to the annual base salary, in addition to other compensation due under the terms of the agreement. These agreements also provide that if employment is terminated for certain other reasons set forth in the agreement, the Company will be required to pay a severance payment in an amount equal to one-half of the annual base salary, in addition to other compensation due under the terms of the agreement.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE M – COMMITMENTS AND CONTINGENCIES – continued

In February 2004, the Company entered into an employment agreement with its President for a term of four years. This agreement provides for a minimum base salary and additional cash incentive compensation if certain performance measures are attained. This agreement also provides that if employment is terminated for certain reasons set forth in the agreement, which reasons include a change of control of the Company, as defined, the Company will be required to pay a severance payment in an amount equal to one-half of annual salary, in addition to other compensation due under the terms of the agreement.

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

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees in the U. S. who are at least 18 years of age and have been employed by the Company longer than one month. On January 1, 2004, the Company began making discretionary matching contributions equal to ten percent of the employees’ contributions. Total matching contributions made by the Company during 2006, 2005 and 2004 were approximately $19,000, $16,000 and $14,000, respectively.

Lightforce Acquisition

In connection with the acquisition of Lightforce, Inc. in 1996, the seller received a 5% commission on all sales of Lightforce products through May 2006. This commission amounted to $4,000, $20,000 and $27,000 in 2006, 2005 and 2004, respectively.

Litigation

On May 29, 2002, the Company filed suit against a former supplier and member of its Board of Directors, and certain others (“Defendants”) for various causes of action, initially arising from the Defendants refusal to sell certain raw materials to the Company. On August 16, 2002, the Defendants filed a counter claim against the Company.

On February 18, 2003, the parties entered into an agreement to settle all claims and causes of actions that existed between them. Under the terms of this settlement, the Defendants agreed to pay to the Company an aggregate of $250,000, payable in monthly installments beginning in February 2003, calculated as a percentage of gross revenues, as defined. During 2004, the Company received approximately $148,000, which represented full payment of the remaining amount owed as of December 31, 2003. These payments are classified as “Other income” in the accompanying consolidated financial statements.

Apart from the litigation described above, the Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE N – SOUTH KOREA OPERATIONS

On October 31, 2006, the Company completed a restructuring of its South Korea operations. On that date, the Company executed an agreement to sell all of the capital stock of its wholly owned subsidiary, RBC Korea, to a private South Korean corporation, Merry Key, which is wholly owned by an individual who was the executive in charge of the Company’s South Korean operations prior to the sale. The closing of the sale occurred on October 31, 2006. Concurrent with the sale of RBC Korea, the Company also entered into a five-year exclusive license agreement with Merry Key.

In accordance with the terms of the sale agreement, Merry Key paid the Company $100,000 in cash at closing and agreed to pay an additional $685,000 in monthly installments, the amount of each installment being the greater of $5,000 or 10% of previous month net sales. The $685,000 receivable, which is included in “Other assets” in the accompanying consolidated balance sheet, is non-interest bearing and had a fair value of $520,000 based on anticipated cash flows and an imputed interest rate of 10.75%. Payment of amounts due under the sale agreement is secured by the common stock of RBC Korea and the personal guarantee of the owner of Merry Key. The Company recorded a one-time loss on disposition of assets in the fourth quarter of 2006 of approximately $170,000 in connection with this sale.

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

NOTE O – DISCONTINUED OPERATIONS

In December 2000, RBC created a new subsidiary named BizAdigm, Inc. (“BizAdigm”) to offer various internet products through a network of independent distributors similar in approach to the marketing of RBC’s Nutritional Products. Due to low sales volume, RBC discontinued the operations of BizAdigm during the second quarter of 2002. Consequently, cash flows related to BizAdigm are classified as discontinued operations.

NOTE P – SEGMENTS AND GEOGRAPHIC AREA

The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. Nutritional Products are marketed under the RBC Life Sciences brand name. These products are distributed by a network of independent Associates in certain markets, primarily in the U. S. and Canada, and by licensees operating in certain other international markets. For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of approximately 28 wound care and oncology products in the United States under the MPM Medical brand name. The wound care products are distributed to hospitals, nursing homes and home health care agencies through a network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through pharmaceutical distributors.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE P – SEGMENTS AND GEOGRAPHIC AREA – continued

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2006
Net sales	$17,937	$3,760	$21,697
Depreciation and amortization	581	54	635
Operating profit	422	544	966
Capital expenditures	486	2	488
Total assets	12,419	1,096	13,515

Year ended December 31, 2005
Net sales	$16,527	$2,834	$19,361
Depreciation and amortization	552	41	593
Operating profit	593	277	870
Capital expenditures	111	—	111
Total assets	11,135	1,552	12,687

Year ended December 31, 2004
Net sales	$15,972	$2,294	$18,266
Depreciation and amortization	551	41	592
Operating profit	526	125	651
Capital expenditures	93	—	93
Total assets	10,027	1,127	11,154

Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2006, 2005 and 2004 is listed below (in thousands):

	Net sales	Long-lived assets
Year ended December 31, 2006
Domestic	$10,101	$6,201
Former Soviet Union	8,644	—
Canada	1,608	381
South Korea	587	—
All others	757	—

Totals	$21,697	$6,582

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE P – SEGMENTS AND GEOGRAPHIC AREA – continued

	Net sales	Long-lived assets
Year ended December 31, 2005
Domestic	$10,345	$6,097
Former Soviet Union	6,677	—
Canada	1,987	390
South Korea	—	72
All others	352	—

Totals	$19,361	$6,559

Year ended December 31, 2004
Domestic	$10,283	$6,549
Former Soviet Union	5,560	—
Canada	2,128	407
South Korea	—	—
All others	295	—

Totals	$18,266	$6,956

Significant Customers

The Company recorded sales to CCI, a licensee of the Company, in the amount of $8,644,000, $6,677,000 and $5,560,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These sales accounted for more than ten percent of net sales in these years. In no other case did a customer of the Company account for more than ten percent of net sales for the years ended December 31, 2006, 2005 or 2004.

NOTE Q – EARNINGS PER SHARE

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share
Year ended December 31, 2006
Basic earnings per common share	$436,204	20,163,544	$0.02
Effect of dilutive stock options	—	1,883,608

Diluted earnings per common share	$436,204	22,047,152	$0.02

Year ended December 31, 2005
Basic earnings per common share	$592,046	20,056,294	$0.03
Effect of dilutive stock options	—	1,443,144

Diluted earnings per common share	$592,046	21,499,438	$0.03

Year ended December 31, 2004
Basic earnings per common share	$537,187	20,014,627	$0.03
Effect of dilutive stock options	—	960,849

Diluted earnings per common share	$537,187	20,975,476	$0.03

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE Q – EARNINGS PER SHARE – continued

For 2006, 2005 and 2004, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 400,000, 300,000 and 442,000, respectively.

The assumed conversion of the convertible notes, which are convertible into 92,045 shares of common stock at December 31, 2006, would have an anti-dilutive effect on diluted earnings per common share for 2006, 2005 and 2004 and accordingly have been excluded from the computation.

NOTE R – RELATED PARTY TRANSACTIONS

Debt Guarantees – Mr. Howard has guaranteed a mortgage note and a bank note of the Company, which notes amounted to $2,454,000 and $340,000, respectively, at December 31, 2006. Mr. Howard has also guaranteed a $900,000 line of credit of the Company that had no borrowings outstanding at December 31, 2006.

Customer Arrangement – In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement. In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement. The Company recorded sales to CCI in the amount of $8,644,000, $6,677,000 and $5,560,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Pursuant to the license agreement between CCI and the Company, CCI paid royalties to the Company for the years ended December 31, 2006, 2005 and 2004 in the amount of $1,409,000, $1,169,000 and $827,000, respectively, which are recorded as sales. The president of CCI beneficially owns approximately 20% of the Company’s outstanding common stock and was a member of the Company’s Board of Directors until June 2004.

NOTE S – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2006 and 2005 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2006:
Net sales	$4,809	$6,203	$5,405	$5,280
Gross profit	3,256	3,574	3,103	3,185
Net earnings (loss)	(39)	293	80	102
Basic earnings (loss) per share	(0.00)	0.01	0.00	0.01
Diluted earnings (loss) per share	(0.00)	0.01	0.00	0.00

2005:
Net sales	$4,140	$5,358	$4,915	$4,948
Gross profit	2,755	3,168	2,935	3,028
Net earnings (loss)	(9)	380	150	71
Earnings (loss) per share – basic and diluted	(0.00)	0.02	0.01	0.00

Exhibit Index

Exhibit Number	Description
10.17	Line of Credit Promissory Note, dated December 29, 2006, in the principal amount of $900,000, executed by RBC Life Sciences, Inc. in favor of The Frost National Bank

10.18	Business Loan Agreement, dated December 29, 2006, between RBC Life Sciences, Inc. and The Frost National Bank, associated with $900,000 Line of Credit Promissory Note

21.1	List of company subsidiaries

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference

23.2	Consent of Grant Thornton LLP, independent registered public accountants to incorporation of report by reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002