Form 10-Q
period 2007-03-31
RBC LIFE SCIENCES, INC.
filed 2007-05-02
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ YES  ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES  ☑ NO
Number of shares of common stock, par value $0.001, outstanding at April 30, 2007:
20,188,294

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,805,917	$3,219,503
Accounts receivable, net	650,029	331,834
Inventories	3,009,558	2,651,082
Deferred income taxes	283,800	231,680
Prepaid expenses	847,602	499,267

Total current assets	8,596,906	6,933,366

Property and equipment, net	3,525,196	3,584,415

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	183,571	194,173

Other assets	708,130	708,187

	$15,108,857	$13,515,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,324,651	$850,143
Accrued liabilities	1,274,025	1,165,247
Current maturities of long-term obligations	318,332	379,635
Line of credit	—	100,000
Deferred revenue	3,399,425	2,503,638

Total current liabilities	6,316,433	4,998,663

Long-term obligations, less current maturities	2,476,034	2,543,964

Deferred income taxes	486,412	489,810

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,188,294 shares issued and outstanding at March 31, 2007 and December 31, 2006	20,188	20,188
Additional paid-in capital	12,935,887	12,916,035
Accumulated deficit	(7,087,109)	(7,412,250)
Accumulated other comprehensive loss	(38,988)	(41,215)

	5,829,978	5,482,758

	$15,108,857	$13,515,195

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,
	2007	2006

Net sales	$5,392,052	$4,808,899

Cost of sales	2,087,737	1,552,731

Gross profit	3,304,315	3,256,168

Operating expenses
General and administrative	1,966,856	2,184,298
Distributor commissions	654,890	883,815
Depreciation and amortization	90,218	162,377

Total operating expenses	2,711,964	3,230,490

Operating profit	592,351	25,678

Interest expense	59,210	64,316

Earnings (loss) before income taxes	533,141	(38,638)

Provision for income taxes	208,000	—

Net earnings (loss)	$325,141	$(38,638)

Earnings (loss) per share:
Basic	$0.02	$(0.00)
Diluted	0.02	(0.00)

Weighted average common shares outstanding:
Basic	20,188,294	20,144,294
Diluted	21,556,552	20,144,294
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,
	2007	2006

Cash flows from operating activities:
Net earnings (loss)	$325,141	$(38,638)
Adjustment for non-cash items:
Depreciation and amortization	96,084	166,015
Stock-based compensation	19,852	22,628
Deferred income taxes	(55,518)	—
Change in operating assets and liabilities
Accounts receivable	(318,195)	(63,400)
Inventories	(357,346)	(298,997)
Prepaid expenses and other	(347,778)	62,985
Other assets	145	(210,948)
Accounts payable and accrued liabilities	582,205	(121,638)
Deferred revenue	895,787	526,646

Net cash provided by operating activities	840,377	44,653

Cash flows from investing activities:
Purchase of property and equipment	(25,920)	(354,415)

Net cash used by investing activities	(25,920)	(354,415)

Cash flows from financing activities:
Net payments of lines of credit	(100,000)	(709)
Payments of long term obligations	(129,235)	(30,748)
Proceeds from the exercise of stock options	—	14,355

Net cash used by financing activities	(229,235)	(17,102)

Effect of exchange rate changes on cash flows	1,192	(11,576)

Net increase (decrease) in cash and cash equivalents	586,414	(338,440)

Cash and cash equivalents, beginning of period	3,219,503	1,697,966

Cash and cash equivalents, end of period	$3,805,917	$1,359,526

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Unaudited Condensed Consolidated Financial Statements:
The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), previously filed with the Securities and Exchange Commission.
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
Note B — Nature of Operations and Organization:
The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) under the RBC Life Sciences brand name. In certain markets, primarily the U.S. and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.” The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates.
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
In February 2006, RBC began marketing its Nutritional Products in South Korea through an Associate network. This business was conducted by its wholly owned subsidiary in South Korea. On October 31, 2006, RBC consummated the sale of this subsidiary and, as part of the sale agreement, entered into a five-year exclusive license agreement with the purchaser. Under the terms of the license agreement, the purchaser distributes RBC products in this market as a licensee.
In addition to its Nutritional Products, RBC also markets a line of wound care and oncology products throughout the United States under the MPM Medical brand name. Medical Products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.

Note C — Inventories:
Inventories at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
Raw materials and bulk products	$370,372	$411,880
Packaging materials	489,490	422,063
Finished goods	2,149,696	1,817,139

	$3,009,558	$2,651,082

Note D — Prepaid Expenses:
Prepaid expenses at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
Advance payment to suppliers	$779,803	$368,536
Prepaid insurance and other	67,799	130,731

	$847,602	$499,267

Note E — Property and Equipment:
Property and equipment at March 31, 2007 and December 31, 2006 consists of the following:

	March 31, 2007	December 31, 2006
Building and improvements	$2,775,109	$2,775,109
Computer software and office equipment	3,078,717	3,050,784
Warehouse equipment	272,054	271,309
Automotive equipment	55,392	55,392
Leasehold improvements	18,957	18,758

	6,200,229	6,171,352
Less — accumulated depreciation	3,816,206	3,728,110

	2,384,023	2,443,242
Land	1,141,173	1,141,173

	$3,525,196	$3,584,415

Note F — Goodwill and Other Intangible Assets:
The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	March 31, 2007		December 31, 2006
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	value	amortization	value	amortization

Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

		March 31, 2007		December 31, 2006
	Average	Gross		Gross
	life	carrying	Accumulated	carrying	Accumulated
	(years)	value	amortization	value	amortization
Distribution contracts	8	$277,369	$(186,862)	$277,369	$(178,625)
Copyrights, trademarks and other registrations	19	99,100	(29,730)	99,100	(28,409)
Other	11	47,600	(23,906)	47,600	(22,862)

		$424,069	$(240,498)	$424,069	$(229,896)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended March 31, 2007 and 2006. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2007 is as follows:

Remainder of 2007	$31,805
2008	42,407
2009	24,049
2010	21,626
2011	13,791
Thereafter	49,893

Total	$183,571

Note G — Accrued Liabilities:
Accrued liabilities at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
Distributor commissions	$349,015	$415,474
Salaries and wages	469,190	556,058
Income, sales and other taxes	334,286	73,060
Interest	19,127	20,312
Other	102,407	100,343

	$1,274,025	$1,165,247

Note H — Share-Based Compensation:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. As a result, the Company records compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation expense for the quarters ended March 31, 2007 and 2006 was approximately $19,900 and $22,600, respectively, and is classified as a general and administrative expense. There were no tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31,
	2007 (1)	2006

Expected life (years)	—	9.0
Risk-free interest rate	—	4.67%
Expected Volatility	—	135.0%
Expected Dividend yield	—	0.0%

(1)	There were no option grants during this period.
A summary of stock option activity for the quarter ended March 31, 2007 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2007	3,757,150	$0.22
Granted	—	—
Exercised	—	—
Forfeited/Canceled	(12,200)	0.21

Outstanding on March 31, 2007	3,744,950	$0.22	5.0	$1,056,869

Exercisable on March 31, 2007	2,764,200	$0.24	4.8	$753,254

A summary of the status of the Company’s non-vested stock options as of March 31, 2007, and changes during the quarter then ended, is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2007	1,109,370	$0.15
Non-vested stock options granted	—	—
Vested stock options	(120,000)	0.14
Forfeited stock options	(8,620)	0.20

Non-vested stock options at March 31, 2007	980,750	0.15

As of March 31, 2007, there was approximately $107,000 of total unrecognized compensation cost related to stock option grants.
Note I — Long Term Obligations and Credit Lines:
At March 31, 2007 and December 31, 2006 long-term obligations consist of the following:

	March 31, 2007	December 31, 2006
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,423,814	$2,453,855

	March 31, 2007	December 31, 2006
Note payable to bank bearing interest at 7.96%, payable in monthly installments of $12,550 through June 2009, collateralized by accounts receivable, inventories and equipment, and personally guaranteed by the Company’s Chief Executive Officer	308,750	339,848

Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1997), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	55,000	121,500

Capital lease obligation	6,802	8,396

	2,794,366	2,923,599
Less — current maturities	318,332	379,635

	$2,476,034	$2,543,964

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.
During the quarter ended March 31, 2007, the Company paid off, and did not renew, a line of credit borrowing arrangement in the amount of $100,000. The Company continues to maintain a $900,000 line of credit against which there were no borrowings outstanding at March 31, 2007. Borrowings under this line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $900,000 at March 31, 2007, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. In addition, the Company is required to maintain minimum amounts of working capital, cash flow and tangible net worth, as defined in the line of credit agreement. The Company was in compliance with these covenants at March 31, 2007.
Note J — Segments and Geographic Area:
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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended March 31, 2007
Net sales	$4,360	$1,032	$5,392
Depreciation and amortization	72	24	96
Operating profit	466	126	592
Capital expenditures	26	—	26
Total assets	13,446	1,663	15,109

Quarter ended March 31, 2006
Net sales	$4,065	$744	$4,809
Depreciation and amortization	153	13	166
Operating profit	(27)	53	26
Capital expenditures	354	—	354
Total assets	11,648	1,414	13,062
Financial information summarized geographically for the quarters ended March 31, 2007 and 2006 is listed below (in thousands):

	Quarter ended March 31, 2007		Quarter ended March 31, 2006
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,551	$6,132	$2,544	$6,004
Former Soviet Union	2,334	—	1,267	—
Canada	353	380	468	388
South Korea	—	—	229	570
All others	154	—	301	—

Totals	$5,392	$6,512	$4,809	$6,962

Significant Customers
The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $2,334,000 and $1,267,000 during the quarters ended March 31, 2007 and 2006, respectively. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2007 and 2006.
Note K — Earnings (loss) Per Share:
Summarized basic and diluted earnings per common share was calculated as follows:

	Net Earnings	Shares	Per Share
Quarter ended March 31, 2007
Basic earnings per common share	$325,141	20,188,294	$0.02
Effect of dilutive stock options	—	1,368,258

Diluted earnings per common share	$325,141	21,556,552	$0.02

Quarter ended March 31, 2006
Basic loss per common share	$(38,638)	20,144,294	$(0.00)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(38,638)	20,144,294	$(0.00)

The number of stock options that were outstanding but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 400,000 and 3,666,000 for the quarters ended March 31, 2007 and 2006, respectively.
The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted loss per common share for the quarters ended March 31, 2007 and 2006, and accordingly have been excluded from the computation.
Note L — Comprehensive Income (Loss):
Comprehensive income (loss) is net earnings (loss) adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarters Ended
	March 31,
	2007	2006

Net earnings (loss)	$325,141	$(38,638)
Other comprehensive income:
Foreign currency translation adjustment	2,227	2,452

Comprehensive income (loss)	$327,368	$(36,186)

Note M — Legal Proceedings:
The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2006 Form 10-K.
FORWARD-LOOKING STATEMENTS
The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2006 Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Please consider our forward-looking statements in light of those risks as you read this report.
OVERVIEW
We operate in two industry segments, Nutritional Products and Medical Products.
•	Through the Nutritional Products segment, we distribute products in four broad categories: (i) wellness products, (ii) weight loss products, (iii) fitness products and (iv) skin care products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In certain markets, principally in the U.S. and Canada, we distribute Nutritional Products directly through a network of independent Associates. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who, for the most part, distribute our products through an independent Associate network in the licensed territory.
•	Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.
Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2007		2006
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,873	35%	$2,498	52%
Licensees	2,487	46%	1,567	33%

	4,360	81%	4,065	85%
Medical Products	1,032	19%	744	15%

	$5,392	100%	$4,809	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2007	2006
United States	81%	72%
Canada	19	19
South Korea	—	9

	100%	100%

In February 2006, we began distributing Nutritional Products through an Associate network in South Korea. This business was conducted by our wholly owned subsidiary in South Korea. On October 31, 2006, we sold this subsidiary and as part of the sale agreement, entered into a five-year license agreement with the purchaser. Under the terms of the license agreement, the purchaser distributes our products in this market as a licensee.
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
Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 94% and 81% of licensee net sales in the quarters ended March 31, 2007 and 2006, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 20% of our outstanding common stock.
Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.
This segment’s largest customer, a medical/surgical dealer, accounted for 50% and 55% of Medical Products net sales in the quarters ended March 31, 2007 and 2006, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying footnotes. On an on-going basis, we evaluate these estimates and assumptions based on historical experience and various other factors and circumstances. Our management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.
Management believes that there have been no significant changes during the quarter ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K.
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	38.7	32.3

Gross profit	61.3	67.7
Operating expenses:
General and administrative	36.5	45.4
Distributor commissions	12.1	18.4
Depreciation and amortization	1.7	3.4

Total operating expenses	50.3	67.2

Operating profit	11.0	0.5
Interest expense	1.1	1.3

Earnings (loss) before income taxes	9.9	(0.8)
Provision for income taxes	3.9	—

Net earnings (loss)	6.0%	(0.8)%

Quarter ended March 31, 2007 compared with quarter ended March 31, 2006
Net sales. Net sales for the quarter ended March 31, 2007 were $5,392,000 compared with net sales for the prior year of $4,809,000, an increase of $583,000 or 12%. This increase was due to a $295,000 increase in net sales of Nutritional Products and a $288,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $920,000 while net sales of Nutritional Products to our Associate network decreased $625,000.
Associate Network. We began distribution of our Nutritional Products in South Korea through an Associate network in February 2006 and recorded net sales of $229,000 during the quarter ended March 31, 2006. As described above under the caption “Overview — Associate Network,” on October 31, 2006, we sold the South Korean operations and entered into an exclusive license arrangement with the purchaser pursuant to which our products will continue to be sold in this market.
Net sales in the North American market declined approximately $396,000 during the first quarter of 2007. We attribute this decrease to a decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first quarter of 2007, we implemented new marketing programs and introduced new products intended to encourage greater levels of sponsorship by the Associate network in North America. While we believe these marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.
Licensees. The growth in net sales to our licensees relates primarily to the growth of CCI. Sales to CCI increased $1,067,000 in the first quarter of 2007. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $5,343,000 and $3,091,000 at March 31, 2007 and 2006, respectively.
Medical products. The growth in net sales of Medical Products is related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment. Sales to this customer increased $98,000 during the first quarter of 2007 compared to the first quarter of 2006.

Cost of sales. Cost of sales for the quarter ended March 31, 2007 was $2,088,000 compared with cost of sales in the first quarter of 2006 of $1,553,000, an increase of $535,000 or 34%. As a percentage of net sales, cost of sales was 39% in the first quarter of 2007 and 32% in the first quarter of 2006. As a percentage of net sales, gross profit decreased 7% because of a change in sales mix. During the first quarter of 2007, a smaller percentage of our sales were contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin.
General and administrative. General and administrative expenses for the quarter ended March 31, 2007, were $1,967,000 compared with expenses in the first quarter of 2006 of $2,184,000, a decrease of $217,000 or 10%. General and administrative expenses in the first quarter of 2006 included $322,000 of expenses associated with operations in South Korea. The elimination of these expenses for the first quarter of 2007 was partially offset by increased marketing expenses related to both Nutritional Products sales in North America and Medical Products sales. As a percentage of net sales, general and administrative expenses were 37% and 45% in the quarters ended March 31, 2007 and 2006, respectively.
Distributor commissions. Distributor commissions for the quarter ended March 31, 2007 were $655,000 compared with distributor commissions in the same quarter of 2006 of $884,000, a decrease of $229,000 or 26%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were substantially unchanged in the first quarter of 2007 compared to 2006. On a consolidated basis, distributor commissions as a percentage of net sales declined to 12% in the first quarter of 2007 compared with 18% in 2006. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a provision for income taxes of $208,000 during the quarter ended March 31, 2007 based on our estimate of the effective annual income tax rate. We have no U.S. net operating loss carryforwards available to offset taxable income.
Net earnings (loss). As a result of the factors described above, the net earnings for the quarter ended March 31, 2007 were $325,000, or $0.02 per share, compared with a net loss in the first quarter of 2006 of $39,000, or $0.00 per share.
LIQUIDITY AND CAPITAL RESOURCES
Cash and working capital. During the quarter ended March 31, 2007, we had a net increase in cash of $586,000 compared with a net decrease in cash of $338,000 in the first quarter of 2006. At March 31, 2007, we had working capital of $2,280,000, a $345,000 increase from working capital at December 31, 2006 of $1,935,000. These increases were mainly attributable to cash flows from operating activities.
Operating activities. In the first quarter of 2007, our operating activities provided cash flows of $840,000 compared with $45,000 in the first quarter of 2006. This improvement was primarily related to net earnings, the timing of payments received from certain large customers and the timing of payments made to suppliers. In the first quarter of 2007, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $386,000 compared with $150,000 in the first quarter of 2006.
Investing activities. During the first quarter of 2007, we used cash of $26,000 related to the purchase of property and equipment.
Financing activities. During the first quarter of 2007, we used cash of $229,000 to repay long-term debt and pay off our remaining line of credit borrowings. We continue to maintain a $900,000 line of credit arrangement with a bank, none of which was used at March 31, 2007.
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
Foreign exchange
We have foreign-based operations in Canada that accounted for 7% of net sales during the first quarter of 2007 and during fiscal 2006. We advance funds to and from our foreign subsidiaries denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $57,000 from our Canadian operations at March 31, 2007, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $5,700.
Interest rates
Our line of credit arrangement may expose us to fluctuations in interest rates. At March 31, 2007, we maintained a $900,000 line of credit arrangement that provides for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. We had no borrowings outstanding against this line at March 31, 2007.
ITEM 4. Controls and Procedures.
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.
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
There has been no change in internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
None
ITEM 1A. Risk Factors.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2006 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing of the 2006 Form 10-K.
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

RBC Life Sciences, Inc. Registrant

By:	/s/ Clinton H. Howard

	Its:	Chief Executive Officer

By:	/s/ Steven E. Brown

	Its:	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE:	May 2, 2007
Irving, Texas

RBC LIFE SCIENCES, INC.
Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002