Form 10-Q
period 2007-06-30
RBC LIFE SCIENCES, INC.
filed 2007-08-10
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
☐ YES       ☑ NO
Number of shares of common stock, par value $0.001, outstanding at July 31, 2007:
20,424,094

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,883,492	$3,219,503
Accounts receivable, net	738,325	331,834
Inventories	3,742,850	2,651,082
Deferred income taxes	379,080	231,680
Prepaid expenses	585,268	499,267

Total current assets	9,329,015	6,933,366

Property and equipment, net	3,514,061	3,584,415

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	172,969	194,173

Other assets	714,995	708,187

	$15,826,094	$13,515,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,834,464	$850,143
Accrued liabilities	2,008,260	1,165,247
Current maturities of long-term obligations	291,808	379,635
Line of credit	—	100,000
Deferred revenue	2,384,622	2,503,638

Total current liabilities	6,519,154	4,998,663

Long-term obligations, less current maturities	2,408,695	2,543,964

Deferred income taxes	492,529	489,810

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,421,294 and 20,188,294 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	20,421	20,188
Additional paid-in capital	12,987,642	12,916,035
Accumulated deficit	(6,576,950)	(7,412,250)
Accumulated other comprehensive loss	(25,397)	(41,215)

	6,405,716	5,482,758

	$15,826,094	$13,515,195

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended June 30,
	2007	2006
Net sales	$7,147,513	$6,202,541

Cost of sales	3,354,181	2,628,860

Gross profit	3,793,332	3,573,681

Operating expenses
General and administrative	2,200,004	2,126,067
Distributor commissions	643,263	768,720
Depreciation and amortization	83,955	161,917

Total operating expenses	2,927,222	3,056,704

Operating profit	866,110	516,977

Interest expense	53,951	64,122

Earnings before income taxes	812,159	452,855

Provision for income taxes	302,000	160,000

Net earnings	$510,159	$292,855

Earnings per share:
Basic	$0.03	$0.01
Diluted	0.02	0.01

Weighted average common shares outstanding:
Basic	20,265,961	20,155,294
Diluted	22,498,525	22,404,118
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Net sales	$12,539,565	$11,011,440

Cost of sales	5,441,918	4,181,591

Gross profit	7,097,647	6,829,849

Operating expenses
General and administrative	4,166,860	4,310,364
Distributor commissions	1,298,153	1,652,535
Depreciation and amortization	174,173	324,295

Total operating expenses	5,639,186	6,287,194

Operating profit	1,458,461	542,655

Interest expense	113,161	128,438

Earnings before income taxes	1,345,300	414,217

Provision for income taxes	510,000	160,000

Net earnings	$835,300	$254,217

Earnings per share:
Basic	$0.04	$0.01
Diluted	0.04	0.01

Weighted average common shares outstanding:
Basic	20,227,127	20,149,794
Diluted	22,109,002	22,491,663
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$835,300	$254,217
Adjustment for non-cash items:
Depreciation and amortization	187,771	331,627
Stock-based compensation	38,055	49,989
Deferred income taxes	(140,000)	160,000
Change in operating assets and liabilities
Accounts receivable	(406,491)	(5,011)
Inventories	(1,081,380)	559,568
Prepaid expenses	(85,956)	(288,143)
Other assets	(6,005)	(221,433)
Accounts payable and accrued liabilities	1,815,285	(277,185)
Deferred revenue	(119,016)	270,394

Net cash provided by operating activities	1,037,563	834,023

Cash flows from investing activities:
Purchase of property and equipment	(92,673)	(370,367)

Net cash used by investing activities	(92,673)	(370,367)

Cash flows from financing activities:
Net payments of lines of credit	(100,000)	(1,374)
Payments of long-term obligations	(223,096)	(60,576)
Proceeds from the exercise of stock options	33,785	14,355

Net cash used by financing activities	(289,311)	(47,595)

Effect of exchange rate changes on cash flows	8,410	14,772

Net increase in cash and cash equivalents	663,989	430,833

Cash and cash equivalents, beginning of period	3,219,503	1,697,966

Cash and cash equivalents, end of period	$3,883,492	$2,128,799

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

Note C – Inventories:
Inventories at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006
Raw materials and bulk products	$592,879	$411,880
Packaging materials	527,564	422,063
Finished goods	2,622,407	1,817,139

	$3,742,850	$2,651,082

Note D – Prepaid Expenses:
Prepaid expenses at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006
Advance payment to suppliers	$416,698	$368,536
Prepaid insurance and other	168,570	130,731

	$585,268	$499,267

Note E – Property and Equipment:
Property and equipment at June 30, 2007 and December 31, 2006 consists of the following:

	June 30, 2007	December 31, 2006
Building and improvements	$2,775,109	$2,775,109
Computer software and office equipment	2,223,761	3,050,784
Warehouse equipment	301,504	271,309
Automotive equipment	55,392	55,392
Leasehold improvements	20,555	18,758

	5,376,321	6,171,352
Less – accumulated depreciation	(3,003,433)	(3,728,110)

	2,372,888	2,443,242
Land	1,141,173	1,141,173

	$3,514,061	$3,584,415

Note F – Goodwill and Other Intangible Assets:
The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	June 30, 2007		December 31, 2006
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	value	amortization	value	amortization
Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

		June 30, 2007		December 31, 2006
	Average	Gross		Gross
	life	carrying	Accumulated	carrying	Accumulated
	(years)	value	amortization	value	amortization
Distribution contracts	8	$277,369	$(195,100)	$277,369	$(178,625)
Copyrights, trademarks and other registrations	19	99,100	(31,051)	99,100	(28,409)
Other	11	47,600	(24,949)	47,600	(22,862)

		$424,069	$(251,100)	$424,069	$(229,896)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended June 30, 2007 and 2006 and $21,200 for the six months ended June 30, 2007 and 2006. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2007 is as follows:

Remainder of 2007	$21,203
2008	42,407
2009	24,049
2010	21,626
2011	13,791
Thereafter	49,893

Total	$172,969

Note G – Accrued Liabilities:
Accrued liabilities at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006
Salaries and wages	$794,975	$556,058
Income taxes	650,500	—
Distributor commissions	359,173	415,474
Sales and property taxes	76,208	73,060
Interest	17,562	20,312
Other	109,842	100,343

	$2,008,260	$1,165,247

Note H – Share-Based Compensation:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. As a result, the Company records compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation expense for the quarters ended June 30, 2007 and 2006 was approximately $18,300 and $27,400, respectively, and for the six months ended June 30, 2007 and 2006 was approximately $38,000 and $50,000, respectively. Share-based compensation is classified as a general and administrative expense. There were no tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters ended June 30,		Six Months Ended June 30,
	2007 (1)	2006 (1)	2007 (1)	2006
Expected life (years)	—	—	—	9.0
Risk-free interest rate	—	—	—	4.67%
Expected volatility	—	—	—	135.0%
Expected dividend yield	—	—	—	0.0%

(1)	There were no option grants during this period.
A summary of stock option activity for the six months ended June 30, 2007 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2007	3,757,150	$0.22
Granted	—	—
Exercised	(233,000)	0.15
Forfeited/canceled	(18,950)	0.21

Outstanding on June 30, 2007	3,505,200	$0.22	4.7	$1,553,325

Exercisable on June 30, 2007	2,549,850	$0.24	4.5	$1,085,551

A summary of the status of the Company’s non-vested stock options as of June 30, 2007, and changes during the six months then ended, is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
Non-vested stock options at January 1, 2007	1,109,370	$0.15
Non-vested stock options granted	—	—
Vested stock options	(140,000)	0.14
Forfeited stock options	(14,020)	0.20

Non-vested stock options at June 30, 2007	955,350	0.15

As of June 30, 2007, there was approximately $88,000 of total unrecognized compensation cost related to stock option grants.

Note I – Long-Term Obligations and Credit Lines:
At June 30, 2007 and December 31, 2006 long-term obligations consist of the following:

	June 30, 2007	December 31, 2006
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,393,187	$2,453,855

Note payable to bank bearing interest at 7.96%, payable in monthly installments of $12,550 through June 2009, collateralized by accounts receivable, inventories and equipment, and personally guaranteed by the Company’s Chief Executive Officer	277,150	339,848

Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1997), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	25,000	121,500

Capital lease obligation	5,166	8,396

	2,700,503	2,923,599
Less – current maturities	(291,808)	(379,635)

	$2,408,695	$2,543,964

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.
In March 2007, the Company paid off, and did not renew, a line of credit borrowing arrangement in the amount of $100,000. The Company continues to maintain a $900,000 line of credit against which there were no borrowings outstanding at June 30, 2007. Borrowings under this line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $900,000 at June 30, 2007, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. In addition, the Company is required to maintain minimum amounts of working capital, cash flow and tangible net worth, as defined in the line of credit agreement. The Company was in compliance with these covenants at June 30, 2007.
Note J – Segments and Geographic Area:
The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products. The Nutritional Products segment markets a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. Nutritional Products are marketed under the RBC Life Sciences brand name. These products are distributed by a network of independent Associates in certain markets, primarily the U.S. and Canada, and by licensees in certain other international markets. For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates. The Medical Products segment markets a line of approximately 28 wound care and oncology products in the United States under the MPM Medical brand name. The wound care products are distributed to hospitals, nursing homes and home health care agencies through a network of medical/surgical supply dealers. The oncology products are distributed to hospitals, cancer treatment clinics and pharmacies through pharmaceutical distributors.
The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended June 30, 2007
Net sales	$6,059	$1,089	$7,148
Depreciation and amortization	69	23	92
Operating profit	815	51	866
Capital expenditures	67	—	67
Total assets	13,983	1,843	15,826

Quarter ended June 30, 2006
Net sales	$5,297	$906	$6,203
Depreciation and amortization	152	14	166
Operating profit	368	149	517
Capital expenditures	16	—	16
Total assets	11,691	1,442	13,133

Six Months ended June 30, 2007
Net sales	$10,419	$2,121	$12,540
Depreciation and amortization	141	47	188
Operating profit	1,281	177	1,458
Capital expenditures	93	—	93
Total assets	13,983	1,843	15,826

Six Months ended June 30, 2006
Net sales	$9,361	$1,650	$11,011
Depreciation and amortization	305	27	332
Operating profit	341	202	543
Capital expenditures	370	—	370
Total assets	11,691	1,442	13,133
Financial information summarized geographically for the quarters and six months ended June 30, 2007 and 2006 is listed below (in thousands):

	Quarter ended June 30, 2007		Quarter ended June 30, 2006
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,531	$6,116	$2,497	$5,886
Former Soviet Union	4,081	—	2,858	—
Canada	358	381	401	389
South Korea	—	—	200	557
All others	178	—	247	—

Totals	$7,148	$6,497	$6,203	$6,832

	Six Months ended June 30, 2007		Six Months ended June 30, 2006
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$5,081	$6,116	$5,040	$5,886
Former Soviet Union	6,415	—	4,125	—
Canada	711	381	870	389
South Korea	—	—	429	557
All others	333	—	547	—

Totals	$12,540	$6,497	$11,011	$6,832

Significant Customers
The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $4,081,000 and $2,858,000 during the quarters ended June 30, 2007 and 2006, respectively, and $6,415,000 and $4,125,000 for the six months ended June 30, 2007 and 2006, respectively. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters or six months ended June 30, 2007 and 2006.
Note K – Earnings Per Share:
Summarized basic and diluted earnings per common share was calculated as follows:

		Weighted
		Average
	Net Earnings	Shares	Per Share
Quarter ended June 30, 2007
Basic earnings per common share	$510,159	20,265,961	$0.03
Effect of dilutive stock options	—	2,232,564

Diluted earnings per common share	$510,159	22,498,525	$0.02

Quarter ended June 30, 2006
Basic earnings per common share	$292,855	20,155,294	$0.01
Effect of dilutive stock options	—	2,248,824

Diluted earnings per common share	$292,855	22,404,118	$0.01

Six Months ended June 30, 2007
Basic earnings per common share	$835,300	20,227,127	$0.04
Effect of dilutive stock options	—	1,881,875

Diluted earnings per common share	$835,300	22,109,002	$0.04

Six Months ended June 30, 2006
Basic earnings per common share	$254,217	20,149,794	$0.01
Effect of dilutive stock options	—	2,341,869

Diluted earnings per common share	$254,217	22,491,663	$0.01

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 300,000 and 500,000 for the quarters ended June 30, 2007 and 2006, respectively, and 400,000 and 500,000 for the six months ended June 30, 2007 and 2006, respectively.
The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and six months ended June 30, 2007 and 2006, and accordingly have been excluded from the computation.
Note L – Comprehensive Income:
Comprehensive income is net earnings adjusted for other comprehensive income, which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$510,159	$292,855	$835,300	$254,217
Other comprehensive income:
Foreign currency translation adjustment	13,591	28,167	15,818	30,619

Comprehensive income	$523,750	$321,022	$851,118	$284,836

Note M – Legal Proceedings:
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
OVERVIEW
We operate in two industry segments, Nutritional Products and Medical Products.
•	Through the Nutritional Products segment, we distribute products in four broad categories: (i) wellness products, (ii) weight loss products, (iii) fitness products and (iv) skin care products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In certain markets, principally in the U.S. and Canada, we distribute Nutritional Products directly through a network of independent Associates. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•	Through the Medical Products segment, we distribute wound care and oncology products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.
Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2007		2006
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,801	25%	$2,193	35%
Licensees	4,258	60%	3,104	50%

	6,059	85%	5,297	85%
Medical Products	1,089	15%	906	15%

	$7,148	100%	$6,203	100%

	Six Months Ended June 30,
	2007		2006
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$3,674	29%	$4,690	43%
Licensees	6,745	54%	4,671	42%

	10,419	83%	9,361	85%
Medical Products	2,121	17%	1,650	15%

	$12,540	100%	$11,011	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	81%	72%	81%	72%
Canada	19	19	19	19
South Korea	—	9	—	9

	100%	100%	100%	100%

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
Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 95% and 88% of licensee net sales in the six months ended June 30, 2007 and 2006, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 20% of our outstanding common stock.
Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.
This segment’s largest customer, a medical/surgical dealer, accounted for 56% and 55% of Medical Products net sales in the six months ended June 30, 2007 and 2006, respectively.
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
Management believes that there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K.

RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.9	42.4	43.4	38.0

Gross profit	53.1	57.6	56.6	62.0
Operating expenses:
General and administrative	30.8	34.3	33.2	39.1
Distributor commissions	9.0	12.4	10.4	15.0
Depreciation and amortization	1.2	2.6	1.4	3.0

Total operating expenses	41.0	49.3	45.0	57.1

Operating profit	12.1	8.3	11.6	4.9
Interest expense	0.8	1.0	0.9	1.1

Earnings before income taxes	11.3	7.3	10.7	3.8
Provision for income taxes	4.2	2.6	4.0	1.5

Net earnings	7.1%	4.7%	6.7%	2.3%

Quarter ended June 30, 2007 compared with quarter ended June 30, 2006
Net sales. Net sales for the quarter ended June 30, 2007 were $7,148,000 compared with net sales for the prior year of $6,203,000, an increase of $945,000 or 15%. This increase was due to a $762,000 increase in net sales of Nutritional Products and a $183,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $1,154,000 while net sales of Nutritional Products to our Associate network decreased $392,000.
Associate Network. We began distribution of our Nutritional Products in South Korea through an Associate network in February 2006 and recorded net sales of $200,000 during the quarter ended June 30, 2006. As described above under the caption “Overview – Associate Network,” on October 31, 2006, we sold the South Korean operations and entered into an exclusive license arrangement with the purchaser pursuant to which our products continue to be sold in this market.
Net sales in the North American market declined approximately $392,000 during the second quarter of 2007. We attribute this decrease to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first six months of 2007, we implemented new marketing programs and introduced new products intended to encourage greater levels of sponsorship by the Associate network in North America. While we believe these marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.
Licensees. The growth in net sales to our licensees is the result of the growth of CCI. Sales to CCI increased $1,223,000 in the second quarter of 2007. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $6,369,000 and $3,469,000 at June 30, 2007 and 2006, respectively.

Medical products. The growth in net sales of Medical Products is primarily related to increased sales to the largest customer in this segment. Sales to this customer increased $180,000 during the second quarter of 2007 compared to the second quarter of 2006.
Cost of sales. Cost of sales for the quarter ended June 30, 2007 was $3,354,000 compared with cost of sales in the second quarter of 2006 of $2,629,000, an increase of $725,000 or 28%. As a percentage of net sales, cost of sales was 47% in the second quarter of 2007 and 42% in the second quarter of 2006. As a percentage of net sales, gross profit decreased 5% mainly because of a change in sales mix. During the first quarter of 2007, a smaller percentage of our sales were contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin.
General and administrative. General and administrative expenses for the quarter ended June 30, 2007, were $2,200,000 compared with expenses in the second quarter of 2006 of $2,126,000, an increase of $74,000 or 3%. General and administrative expenses in the second quarter of 2006 included $309,000 of expenses associated with operations in South Korea. The elimination of these expenses for the second quarter of 2007 was more than offset by increases in other general and administrative expenses, mainly marketing expenses related to both Nutritional Products sales in North America and Medical Products sales. As a percentage of net sales, general and administrative expenses were 31% and 34% in the quarters ended June 30, 2007 and 2006, respectively.
Distributor commissions. Distributor commissions for the quarter ended June 30, 2007 were $643,000 compared with distributor commissions in the same quarter of 2006 of $769,000, a decrease of $126,000 or 16%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were substantially unchanged in the second quarter of 2007 compared to 2006. On a consolidated basis, distributor commissions as a percentage of net sales declined to 9% in the second quarter of 2007 compared with 12% in 2006. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a provision for income taxes of $302,000 during the quarter ended June 30, 2007 based on our estimate of the effective annual income tax rate. We have no U.S. net operating loss carryforwards available to offset taxable income.
Net earnings. As a result of the factors described above, the net earnings for the quarter ended June 30, 2007 were $510,000, or $0.02 per diluted share, compared with net earnings in the second quarter of 2006 of $293,000, or $0.01 per diluted share.
Six months ended June 30, 2007 compared with six months ended June 30, 2006
Net sales. Net sales for the six months ended June 30, 2007 were $12,540,000 compared with net sales for the prior year of $11,011,000, an increase of $1,529,000 or 14%. This increase was due to a $1,058,000 increase in net sales of Nutritional Products and a $471,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $2,074,000 while net sales of Nutritional Products to our Associate network decreased $1,016,000.
Associate Network. We began distribution of our Nutritional Products in South Korea through an Associate network in February 2006 and recorded net sales of $429,000 during the six months ended June 30, 2006. As described above under the caption “Overview – Associate Network,” on October 31, 2006, we sold the South Korean operations and entered into an exclusive license arrangement with the purchaser pursuant to which our products continue to be sold in this market.
Net sales in the North American market declined approximately $1,016,000 during the first six months of 2007. We attribute this decrease to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first six months of 2007, we implemented new marketing programs and introduced new products intended to encourage greater levels of sponsorship by the Associate network in North America. While we believe these marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. The growth in net sales to our licensees is the result of the growth of CCI. Sales to CCI increased $2,290,000 in the first six months of 2007. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $6,369,000 and $3,469,000 at June 30, 2007 and 2006, respectively.
Medical products. The growth in net sales of Medical Products is related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment. Sales to this customer increased $278,000 during the first six months of 2007 compared to the first six months of 2006.
Cost of sales. Cost of sales for the six months ended June 30, 2007 was $5,442,000 compared with cost of sales in the first six months of 2006 of $4,182,000, an increase of $1,260,000 or 30%. As a percentage of net sales, cost of sales was 43% in the first six months of 2007 and 38% in the first six months of 2006. As a percentage of net sales, gross profit decreased 5% mainly because of a change in sales mix. During the first six months of 2007, a smaller percentage of our sales were contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin.
General and administrative. General and administrative expenses for the six months ended June 30, 2007, were $4,167,000 compared with expenses in the first six months of 2006 of $4,310,000, a decrease of $143,000 or 3%. General and administrative expenses in the first six months of 2006 included $661,000 of expenses associated with operations in South Korea. The elimination of these expenses for the first six months of 2007 was partially offset by increased marketing expenses related to both Nutritional Products sales in North America and Medical Products sales. As a percentage of net sales, general and administrative expenses were 33% and 39% in the six months ended June 30, 2007 and 2006, respectively.
Distributor commissions. Distributor commissions for the six months ended June 30, 2007 were $1,298,000 compared with distributor commissions in the same six months of 2006 of $1,653,000, a decrease of $355,000 or 21%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were substantially unchanged in the first six months of 2007 compared to 2006. On a consolidated basis, distributor commissions as a percentage of net sales declined to 10% in the first six months of 2007 compared with 15% in 2006. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a provision for income taxes of $510,000 during the six months ended June 30, 2007 based on our estimate of the effective annual income tax rate. We have no U.S. net operating loss carryforwards available to offset taxable income.
Net earnings. As a result of the factors described above, the net earnings for the six months ended June 30, 2007 were $835,000, or $0.04 per share, compared with net earnings in the first six months of 2006 of $254,000, or $0.01 per share.
LIQUIDITY AND CAPITAL RESOURCES
Cash and working capital. During the six months ended June 30, 2007, we had a net increase in cash of $664,000 compared with a net increase in cash of $431,000 in the first six months of 2006. At June 30, 2007, we had working capital of $2,810,000, a $875,000 increase from working capital at December 31, 2006 of $1,935,000. These increases were mainly attributable to cash flows from operating activities.
Operating activities. In the first six months of 2007, our operating activities provided cash flows of $1,038,000 compared with $834,000 in the first six months of 2006. This improvement was primarily related to net earnings and the timing of payments made to suppliers. Cash used to increase inventory was mainly used to increase inventory associated with CCI’s product orders. We also used cash to increase our Medical Products inventory in support of sales increases in this segment. In the first six months of 2007, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $921,000 compared with $796,000 in the first six months of 2006.
Investing activities. During the first six months of 2007, we used cash of $93,000 related to the purchase of property and equipment.
Financing activities. During the first six months of 2007, we used cash of $323,000 to repay long-term debt and pay off our remaining line of credit borrowings. We continue to maintain a $900,000 line of credit arrangement with a bank, none of which was used at June 30, 2007.
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
During the third quarter of 2007, we plan to initiate a project to affect certain improvements and repairs of our headquarters building. This project is expected to take four to six months to complete and cost approximately $600,000. We expect that approximately $400,000 to $500,000 of this amount will represent capital improvements to our building with the remainder representing a repair expense. Capital improvements relate mainly to improvements in the building drainage system. Other than the foregoing, we have no plans or requirements for any significant capital expenditures during the next 12 months.
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
Foreign exchange
We have foreign-based operations in Canada that accounted for 6% of net sales during the first six months of 2007 and 7% during fiscal 2006. We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $43,000 to our Canadian operations at June 30, 2007, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $4,300.
Interest rates
Our line of credit arrangement may expose us to fluctuations in interest rates. At June 30, 2007, we maintained a $900,000 line of credit arrangement that provides for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. We had no borrowings outstanding against this line at June 30, 2007.

ITEM 4. Controls and Procedures.
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.
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
There has been no change in internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None
ITEM 3. Defaults Upon Senior Securities.
None
ITEM 4. Submission of Matters to a Vote of Security Holders.
We held our Annual Meeting of Shareholders on May 30, 2007. At this meeting the following persons were elected to serve as directors until the 2008 Annual Meeting of Shareholders:

	For	Withheld
Steven E. Brown	18,523,186	271,980
J. Ike Guest	18,523,186	271,980
Clinton H. Howard	18,523,186	271,980
Wayne R. Holbrook	18,523,186	271,980
Paul R. Miller	18,523,186	271,980
Joseph P. Philipp	18,523,186	271,980
Kenneth L. Sabot	18,517,686	277,480
ITEM 5. Other Information.
None
ITEM 6. Exhibits.
The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Life Sciences, Inc. Registrant

By: Its:	/s/ Clinton H. Howard Chief Executive Officer

By: Its:	/s/ Steven E. Brown Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
DATE:      August 10, 2007
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