Form 10-Q
period 2007-09-30
RBC LIFE SCIENCES, INC.
filed 2007-11-13
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                          to

Commission File Number: 000-50417

RBC Life Sciences, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	91-2015186
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2301 Crown Court, Irving, Texas	75038
(Address of Principal Executive Offices)	(Zip Code)

972-893-4000
(Registrant’s telephone number, including area code)

(Former name or former address if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock, par value $0.001, outstanding at October 31, 2007:

20,425,244

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,262,067	$3,219,503
Accounts receivable, net	476,824	331,834
Inventories	4,160,221	2,651,082
Deferred income taxes	388,080	231,680
Prepaid expenses	345,030	499,267

Total current assets	10,632,222	6,933,366

Property and equipment, net	3,481,386	3,584,415

Goodwill, net	2,095,054	2,095,054

Intangible assets, net	162,368	194,173

Other assets	600,704	708,187

	$16,971,734	$13,515,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,824,735	$850,143
Accrued liabilities	2,454,427	1,165,247
Current maturities of long-term obligations	295,343	379,635
Line of credit	—	100,000
Deferred revenue	2,679,289	2,503,638

Total current liabilities	7,253,794	4,998,663

Long-term obligations, less current maturities	2,095,107	2,543,964

Deferred income taxes	517,902	489,810

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,425,244 and 20,188,294 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	20,425	20,188
Additional paid-in capital	13,004,357	12,916,035
Accumulated deficit	(5,905,393)	(7,412,250)
Accumulated other comprehensive loss	(14,458)	(41,215)

	7,104,931	5,482,758

	$16,971,734	$13,515,195

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended September 30,
	2007	2006

Net sales	$7,857,424	$5,404,869

Cost of sales	3,701,943	2,301,883

Gross profit	4,155,481	3,102,986

Operating expenses:
General and administrative	2,296,243	2,125,289
Distributor commissions	600,753	649,402
Depreciation and amortization	80,499	159,998

Total operating expenses	2,977,495	2,934,689

Operating profit	1,177,986	168,297

Interest expense	51,429	62,993

Earnings before income taxes	1,126,557	105,304

Provision for income taxes	455,000	25,000

Net earnings	$671,557	$80,304

Earnings per share:
Basic	$0.03	$0.00
Diluted	0.03	0.00

Weighted average common shares outstanding:
Basic	20,424,861	20,166,294
Diluted	22,802,804	22,177,336

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Net sales	$20,396,989	$16,416,310

Cost of sales	9,143,861	6,483,475

Gross profit	11,253,128	9,932,835

Operating expenses:
General and administrative	6,463,102	6,435,653
Distributor commissions	1,898,906	2,301,937
Depreciation and amortization	254,672	484,292

Total operating expenses	8,616,680	9,221,882

Operating profit	2,636,448	710,953

Interest expense	164,591	191,432

Earnings before income taxes	2,471,857	519,521

Provision for income taxes	965,000	185,000

Net earnings	$1,506,857	$334,521

Earnings per share:
Basic	$0.07	$0.02
Diluted	0.07	0.01

Weighted average common shares outstanding:
Basic	20,293,038	20,155,294
Diluted	22,440,420	22,370,099

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$1,506,857	$334,521
Adjustment for non-cash items:
Depreciation and amortization	275,185	495,317
Stock-based compensation	53,945	77,350
Deferred income taxes	(120,000)	185,000
Loss on disposition of assets	19,402	—
Change in operating assets and liabilities:
Accounts receivable	(144,991)	(197,139)
Inventories	(1,491,822)	488,822
Prepaid expenses	155,086	(10,826)
Other assets	108,908	(222,677)
Accounts payable and accrued liabilities	2,242,093	(182,930)
Deferred revenue	175,651	(193,821)

Net cash provided by operating activities	2,780,314	773,617

Cash flows from investing activities:
Purchase of property and equipment	(154,528)	(421,414)

Net cash used by investing activities	(154,528)	(421,414)

Cash flows from financing activities:
Net payments of lines of credit	(100,000)	(22,249)
Payments of long-term obligations	(533,150)	(120,723)
Proceeds from the exercise of stock options	34,614	19,140

Net cash used by financing activities	(598,536)	(123,832)

Effect of exchange rate changes on cash flows	15,314	10,484

Net increase in cash and cash equivalents	2,042,564	238,855

Cash and cash equivalents, beginning of period	3,219,503	1,697,966

Cash and cash equivalents, end of period	$5,262,067	$1,936,821

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

Note C – Inventories:

Inventories at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Raw materials and bulk products	$488,137	$411,880
Packaging materials	477,790	422,063
Finished goods	3,194,294	1,817,139

	$4,160,221	$2,651,082

Note D – Prepaid Expenses:

Prepaid expenses at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Advance payment to suppliers	$156,619	$368,536
Prepaid insurance and other	188,411	130,731

	$345,030	$499,267

Note E – Property and Equipment:

Property and equipment at September 30, 2007 and December 31, 2006 consists of the following:

	September 30, 2007	December 31, 2006
Building and improvements	$2,775,109	$2,775,109
Computer software and office equipment	1,555,265	3,050,784
Warehouse equipment	325,481	271,309
Automotive equipment	55,392	55,392
Leasehold improvements	21,947	18,758

	4,733,194	6,171,352
Less – accumulated depreciation	(2,392,981)	(3,728,110)

	2,340,213	2,443,242
Land	1,141,173	1,141,173

	$3,481,386	$3,584,415

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	September 30, 2007		December 31, 2006
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	value	amortization	value	amortization

Goodwill	$3,222,349	$(1,127,295)	$3,222,349	$(1,127,295)

Other intangible assets consist of the following:

		September 30, 2007		December 31, 2006
	Average	Gross		Gross
	life	carrying	Accumulated	carrying	Accumulated
	(years)	value	amortization	value	amortization

Distribution contracts	8	$277,369	$(203,337)	$277,369	$(178,625)
Copyrights, trademarks and other registrations	19	99,100	(32,372)	99,100	(28,409)
Other	11	47,600	(25,992)	47,600	(22,862)

		$424,069	$(261,701)	$424,069	$(229,896)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended September 30, 2007 and 2006 and $31,800 for the nine months ended September 30, 2007 and 2006. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2007 is as follows:

Remainder of 2007	$10,602
2008	42,407
2009	24,049
2010	21,626
2011	13,791
Thereafter	49,893

Total	$162,368

Note G – Accrued Liabilities:

Accrued liabilities at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Salaries and wages	$827,719	$556,058
Income taxes	1,079,938	—
Distributor commissions	349,179	415,474
Sales and property taxes	78,272	73,060
Interest	15,517	20,312
Other	103,802	100,343

	$2,454,427	$1,165,247

Note H – Share-Based Compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. As a result, the Company records compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation expense for the quarters ended September 30, 2007 and 2006 were approximately $15,900 and $27,400, respectively, and for the nine months ended September 30, 2007 and 2006 were approximately $53,900 and $77,300, respectively. Share-based compensation is classified as a general and administrative expense. There were no tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters ended September 30,		Nine Months Ended September 30,
	2007(1)	2006(1)	2007(1)	2006

Expected life (years)	—	—	—	9.0
Risk-free interest rate	—	—	—	4.67%
Expected volatility	—	—	—	135.0%
Expected dividend yield	—	—	—	0.0%

(1)	There were no option grants during this period.

A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2007	3,757,150	$0.22
Granted	—	—
Exercised	(236,950)	0.15
Forfeited/canceled	(36,060)	0.21

Outstanding on September 30, 2007	3,484,140	$0.22	4.4	$1,830,631

Exercisable on September 30, 2007	2,999,820	$0.23	4.1	$1,553,406

A summary of the status of the Company’s non-vested stock options as of September 30, 2007, and changes during the nine months then ended, is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2007	1,109,370	$0.15
Non-vested stock options granted	—	—
Vested stock options	(594,000)	0.14
Forfeited stock options	(31,050)	0.20

Non-vested stock options at September 30, 2007	484,320	0.16

As of September 30, 2007, there was approximately $68,000 of total unrecognized compensation cost related to stock option grants.

Note I – Long-Term Obligations and Credit Lines:

At September 30, 2007 and December 31, 2006 long-term obligations consist of the following:

	September 30, 2007	December 31, 2006
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,361,963	$2,453,855

	September 30, 2007	December 31, 2006

Note payable to bank bearing interest at 7.96%	—	339,848

Convertible notes (original amount $730,000) bearing interest at 10% payable quarterly, originally due two years from the date of issuance (1997), notes are convertible into common stock any time prior to maturity at the option of the holder based on a per share conversion price of $1.32	25,000	121,500

Capital lease obligation	3,487	8,396

	2,390,450	2,923,599
Less – current maturities	(295,343)	(379,635)

	$2,095,107	$2,543,964

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease.  This capital lease has a term ending in 2008 and an interest rate approximating 10%.

In March 2007, the Company paid off, and did not renew, a line of credit borrowing arrangement in the amount of $100,000. The Company continues to maintain a $900,000 line of credit against which there were no borrowings outstanding at September 30, 2007. Borrowings under this line of credit bear interest at prime plus 1.0% and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $900,000 at September 30, 2007, is calculated as a specified percentage of eligible collateral up to a maximum of $900,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. In addition, the Company is required to maintain minimum amounts of working capital, cash flow and tangible net worth, as defined in the line of credit agreement. The Company was in compliance with these covenants at September 30, 2007.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended September 30, 2007
Net sales	$6,705	$1,152	$7,857
Depreciation and amortization	65	22	87
Operating profit	1,101	77	1,178
Capital expenditures	60	2	62
Total assets	15,483	1,489	16,972

Quarter ended September 30, 2006
Net sales	$4,380	$1,025	$5,405
Depreciation and amortization	151	13	164
Operating profit	16	152	168
Capital expenditures	51	—	51
Total assets	11,393	1,424	12,817

Nine Months ended September 30, 2007
Net sales	$17,124	$3,273	$20,397
Depreciation and amortization	206	69	275
Operating profit	2,382	254	2,636
Capital expenditures	153	2	155
Total assets	15,483	1,489	16,972

Nine Months ended September 30, 2006
Net sales	$13,741	$2,675	$16,416
Depreciation and amortization	455	40	495
Operating profit	357	354	711
Capital expenditures	421	—	421
Total assets	11,393	1,424	12,817

Financial information summarized geographically for the quarters and nine months ended September 30, 2007 and 2006 is listed below (in thousands):

	Quarter ended		Quarter ended
	September 30, 2007		September 30, 2006
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,447	$5,958	$2,498	$5,763
Former Soviet Union	4,898	—	2,336	—
Canada	335	382	357	386
South Korea	14	—	115	572
All others	163	—	99	—

Totals	$7,857	$6,340	$5,405	$6,721

	Nine Months ended		Nine Months ended
	September 30, 2007		September 30, 2006
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$7,529	$5,958	$7,539	$5,763
Former Soviet Union	11,314	—	6,462	—
Canada	1,045	382	1,226	386
South Korea	14	—	543	572
All others	495	—	646	—

Totals	$20,397	$6,340	$16,416	$6,721

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $4,898,000 and $2,336,000 during the quarters ended September 30, 2007 and 2006, respectively, and $11,314,000 and $6,462,000 for the nine months ended September 30, 2007 and 2006, respectively. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters or nine months ended September 30, 2007 and 2006.

Note K – Earnings Per Share:

Summarized basic and diluted earnings per common share was calculated as follows:

		Weighted
		Average
	Net Earnings	Shares	Per Share
Quarter ended September 30, 2007
Basic earnings per common share	$671,557	20,424,861	$0.03
Effect of dilutive stock options	—	2,377,943

Diluted earnings per common share	$671,557	22,802,804	$0.03

Quarter ended September 30, 2006
Basic earnings per common share	$80,304	20,166,294	$0.00
Effect of dilutive stock options	—	2,011,042

Diluted earnings per common share	$80,304	22,177,336	$0.00

Nine Months ended September 30, 2007
Basic earnings per common share	$1,506,857	20,293,038	$0.07
Effect of dilutive stock options	—	2,147,382

Diluted earnings per common share	$1,506,857	22,440,420	$0.07

Nine Months ended September 30, 2006
Basic earnings per common share	$334,521	20,155,294	$0.02
Effect of dilutive stock options	—	2,214,805

Diluted earnings per common share	$334,521	22,370,099	$0.01

The number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 300,000 and 600,000 for the quarters ended September 30, 2007 and 2006, respectively, and 300,000 and 500,000 for the nine months ended September 30, 2007 and 2006, respectively.

The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for the quarters and nine months ended September 30, 2007 and 2006, and accordingly have been excluded from the computation.

Note L – Comprehensive Income:

Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$671,557	$80,304	$1,506,857	$334,521
Other comprehensive income (loss):
Foreign currency translation	10,939	(3,278)	26,757	27,341
adjustment

Comprehensive income	$682,496	$77,026	$1,533,614	$361,862

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2007		2006
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,630	21%	$1,946	36%
Licensees	5,075	64%	2,434	45%

	6,705	85%	4,380	81%
Medical Products	1,152	15%	1,025	19%

	$7,857	100%	$5,405	100%

	Nine Months Ended September 30,
	2007		2006
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$5,304	26%	$6,636	41%
Licensees	11,820	58%	7,105	43%

	17,124	84%	13,741	84%
Medical Products	3,273	16%	2,675	16%

	$20,397	100%	$16,416	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	79%	76%	80%	73%
Canada	21	18	20	19
South Korea	—	6	—	8

	100%	100%	100%	100%

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

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 96% and 91% of licensee net sales in the nine months ended September 30, 2007 and 2006, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 20% of our outstanding common stock.

Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 57% of Medical Products net sales in the nine months ended September 30, 2007 and 2006.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1	42.6	44.8	39.5

Gross profit	52.9	57.4	55.2	60.5
Operating expenses:
General and administrative	29.2	39.3	31.7	39.2
Distributor commissions	7.7	12.0	9.3	14.0
Depreciation and amortization	1.0	3.0	1.3	3.0

Total operating expenses	37.9	54.3	42.3	56.2

Operating profit	15.0	3.1	12.9	4.3
Interest expense	0.7	1.1	0.8	1.2

Earnings before income taxes	14.3	2.0	12.1	3.1
Provision for income taxes	5.8	0.5	4.7	1.1

Net earnings	8.5%	1.5%	7.4%	2.0%

Quarter ended September 30, 2007 compared with quarter ended September 30, 2006

Net sales. Net sales for the quarter ended September 30, 2007 were $7,857,000 compared with net sales for the prior year of $5,405,000, an increase of $2,452,000 or 45%. This increase was due to a $2,325,000 increase in net sales of Nutritional Products and a $127,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $2,641,000 while net sales of Nutritional Products to our Associate network decreased $316,000.

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

Net sales in the North American market declined approximately $200,000 during the third quarter of 2007. We attribute this decrease to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first nine months of 2007, we implemented new marketing programs and modified existing marketing programs in our continuing effort to encourage greater levels of sponsorship by the Associate network in North America. While we believe these marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. The growth in net sales to our licensees is primarily the result of the growth of CCI. Sales to CCI increased $2,562,000 in the third quarter of 2007. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $5,828,000 and $2,718,000 at September 30, 2007 and 2006, respectively.

Medical products.  The growth in net sales of Medical Products is related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products to the nursing home market, increased $70,000 during the third quarter of 2007 compared to the third quarter of 2006. We attribute this distributor’s sales increase to the increase of its nursing home customer base, which was achieved through expansion of its sales force.

Cost of sales. Cost of sales for the quarter ended September 30, 2007 was $3,702,000 compared with cost of sales in the third quarter of 2006 of $2,302,000, an increase of $1,400,000 or 61%. As a percentage of net sales, cost of sales was 47% in the third quarter of 2007 and 43% in the third quarter of 2006. As a percentage of net sales, gross profit decreased 4% mainly because of a change in sales mix. During the third quarter of 2007, a smaller percentage of our sales was contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin.

General and administrative. General and administrative expenses for the quarter ended September 30, 2007, were $2,296,000 compared with expenses in the third quarter of 2006 of $2,125,000, an increase of $171,000 or 8%. As a percentage of net sales, general and administrative expenses were 29% and 39% in the quarters ended September 30, 2007 and 2006, respectively. General and administrative expenses in the third quarter of 2006 included $322,000 of expenses associated with operations in South Korea. The elimination of these expenses for the third quarter of 2007 was more than offset by increases in other general and administrative expenses, mainly marketing expenses related to both Nutritional Products sales in North America and Medical Products sales, and salaries and benefits required to support our growth. General and administrative expenses in the third quarter of 2007 also included a charge of approximately $134,000 related to an adjustment of the fair value of the long-term receivable we received in connection with the sale of our South Korean subsidiary in October 2006. This receivable was recorded at its fair value based on the timing of expected payments. Based on historical trends, we adjusted the timing of expected payments and recalculated the fair value accordingly.

Distributor commissions. Distributor commissions for the quarter ended September 30, 2007 were $601,000 compared with distributor commissions in the same quarter of 2006 of $649,000, a decrease of $48,000 or 7%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased approximately 2% in the third quarter of 2007 compared to the same period in 2006. On a consolidated basis, distributor commissions as a percentage of net sales declined to 8% in the third quarter of 2007 compared with 12% in the third quarter of 2006. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.

Income taxes. We recorded a provision for income taxes of $455,000 during the quarter ended September 30, 2007 based on our estimate of the effective annual income tax rate. We have no U.S. net operating loss carryforwards available to offset taxable income.

Net earnings. As a result of the factors described above, the net earnings for the quarter ended September 30, 2007 were $672,000, or $0.03 per share, compared with net earnings in the third quarter of 2006 of $80,000, or $0.00 per share.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

Net sales. Net sales for the nine months ended September 30, 2007 were $20,397,000 compared with net sales for the same period in the prior year of $16,416,000, an increase of $3,981,000 or 24%. This increase was due to a $3,383,000 increase in net sales of Nutritional Products and a $598,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $4,715,000 while net sales of Nutritional Products to our Associate network decreased $1,332,000.

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

Net sales in the North American market declined approximately $789,000 during the first nine months of 2007. We attribute this decrease to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first nine months of 2007, we implemented new marketing programs and modified existing marketing programs in our continuing effort to encourage greater levels of sponsorship by the Associate network in North America. While we believe these marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. The growth in net sales to our licensees is the result of the growth of CCI. Sales to CCI increased $4,852,000 in the first nine months of 2007 as compared to the same period in 2006. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $5,828,000 and $2,718,000 at September 30, 2007 and 2006, respectively.

Medical products.  The growth in net sales of Medical Products is related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products to the nursing home market, increased $349,000 during the first nine months of 2007 compared to the first nine months of 2006. We attribute this distributor’s sales increase to the increase of its nursing home customer base, which was achieved through expansion of its sales force.

Cost of sales. Cost of sales for the nine months ended September 30, 2007 was $9,144,000 compared with cost of sales in the first nine months of 2006 of $6,483,000, an increase of $2,661,000 or 41%. As a percentage of net sales, cost of sales was 45% in the first nine months of 2007 and 40% in the first nine months of 2006. As a percentage of net sales, gross profit decreased 5% mainly because of a change in sales mix. During the first nine months of 2007, a smaller percentage of our sales was contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin.

General and administrative. General and administrative expenses for the nine months ended September 30, 2007, were $6,463,000 compared with expenses in the first nine months of 2006 of $6,436,000, an increase of $27,000 or less than 1%. As a percentage of net sales, general and administrative expenses were 32% and 39% in the nine months ended September 30, 2007 and 2006, respectively. General and administrative expenses in the first nine months of 2006 included $984,000 of expenses associated with operations in South Korea. The elimination of these expenses for the first nine months of 2007 was offset mainly by increased marketing expenses related to both Nutritional Products sales in North America and Medical Products sales, and increased salaries and benefits required to support our growth. General and administrative expenses in 2007 also included a charge of approximately $134,000 related to an adjustment of the fair value of the long-term receivable we received in connection with the sale of our South Korean subsidiary in October 2006. This receivable was recorded at its fair value based on the timing of expected payments. Based on historical trends, we adjusted the timing of expected payments and recalculated the fair value accordingly.

Distributor commissions. Distributor commissions for the nine months ended September 30, 2007 were $1,899,000 compared with distributor commissions in the same nine months of 2006 of $2,302,000, a decrease of $403,000 or 18%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales were substantially unchanged in the first nine months of 2007 compared to 2006. On a consolidated basis, distributor commissions as a percentage of net sales declined to 9% in the first nine months of 2007 compared with 14% in 2006. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.

Income taxes. We recorded a provision for income taxes of $965,000 during the nine months ended September 30, 2007 based on our estimate of the effective annual income tax rate. We have no U.S. net operating loss carryforwards available to offset taxable income.

Net earnings. As a result of the factors described above, the net earnings for the nine months ended September 30, 2007 were $1,507,000, or $0.07 per share, compared with net earnings in the first nine months of 2006 of $335,000, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. During the nine months ended September 30, 2007, we had a net increase in cash of $2,043,000 compared with a net increase in cash of $239,000 in the first nine months of 2006. At September 30, 2007, we had working capital of $3,378,000, a $1,443,000 increase from working capital at December 31, 2006 of $1,935,000. These increases were mainly attributable to cash flows from operating activities.

Operating activities. In the first nine months of 2007, our operating activities provided cash flows of $2,780,000 compared with $774,000 in the first nine months of 2006. This improvement was primarily related to net earnings and the timing of supplier and other payments. Cash used to increase inventory was mainly used to increase inventory associated with CCI’s product orders. We also used cash to increase our Medical Products inventory in support of sales increases in this segment. In the first nine months of 2007, net earnings adjusted for non-cash activities, which mainly include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $1,735,000 compared with $1,092,000 in the first nine months of 2006.

Investing activities. During the first nine months of 2007, we used cash of $154,000 related to the purchase of property and equipment.

Financing activities. During the first nine months of 2007, we used cash of $533,000 to repay long-term debt, which included the payment of the remaining balance of our note payable to a bank. We also used $100,000 to pay off our remaining line of credit borrowings. We continue to maintain a $900,000 line of credit arrangement with a bank, none of which was used at September 30, 2007.

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

During the fourth quarter of 2007, we plan to complete a project to affect certain improvements and repairs of our headquarters building. This project is expected to be completed by year end at a cost of approximately $600,000. We expect that approximately $400,000 to $500,000 of this amount will represent capital improvements to our building with the remainder representing a repair expense. Capital improvements relate mainly to improvements in the building drainage system. Other than the foregoing, we have no plans or requirements for any significant capital expenditures during the next 12 months.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 5% of net sales during the first nine months of 2007 and 7% during fiscal 2006. We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $24,000 to our Canadian operations at September 30, 2007, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $2,400.

Interest rates

Our line of credit arrangement may expose us to fluctuations in interest rates. At September 30, 2007, we maintained a $900,000 line of credit arrangement that provides for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. We had no borrowings outstanding against this line at September 30, 2007.

ITEM 4. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc.
Registrant

November 12, 2007
Date

By: /s/ Clinton H. Howard
Its: Chief Executive Officer

November 12, 2007
Date

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