Form 10-K
period 2007-12-31
RBC LIFE SCIENCES, INC.
filed 2008-03-18
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007: $4,218,829
Number of shares of common stock outstanding as of March 1, 2008: 21,236,924
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

RBC LIFE SCIENCES, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2007

PART I
Item 1. Business
Overview
RBC Life Sciences, Inc., a Nevada corporation, (along with its subsidiaries, sometimes hereinafter referred to collectively as “we”, “our”, the “Company” or “RBC”) is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”). This product line is marketed under the RBC Life Sciences brand name and can be divided into three broad categories: (i) wellness products, (ii) fitness products and (iii) skin care products. The product line includes herbal formulas, vitamins, minerals, antioxidants and skin, hair and body care products.
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
In addition to Nutritional Products, we also market a line of wound care products (“Medical Products”) throughout the United States under the MPM Medical brand name. Medical Products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. These products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.
Our principal offices are located at 2301 Crown Court, Irving, Texas 75038. We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by email at webmaster@rbclifesciences.com. Our corporate information can be accessed at www.rbclifesciences.com or www.mpmmedicalinc.com. In June 2006, we changed the name of the Company from Royal BodyCare, Inc. to RBC Life Sciences, Inc.
Industry Overview
Nutritional Products. In this segment of our business, we compete within two industries: nutrition and direct selling. The nutrition industry is highly fragmented and very competitive. Companies in this industry manufacture and distribute products generally intended to maintain and/or enhance the body’s health and general well being. Products manufactured and distributed include (i) nutritional supplements, (ii) natural and organic foods, (iii) functional foods and (iv) natural and organic personal care and household products. The majority of our net sales in this segment are sales of nutritional supplements.
According to the most recently published data from the Nutrition Business Journal (“NBJ”), global nutrition industry sales reached over $228 billion for the year 2006, a 7% growth from 2005. According to NBJ, of that $228 billion, nutritional supplements contributed $68 billion, natural and organic foods $54 billion, functional foods $85 billion, and natural and organic personal care and household products $21 billion. NBJ also reported that nutrition industry sales in the United States reached $85 billion in 2006, up 10% from 2005. According to NBJ, Eastern Europe/Russia was the fastest growing region with sales of $4 billion, an increase of 21% over 2005.

We believe that there are several demographic, healthcare and lifestyle trends that drive the continued growth of the nutrition industry:
•	The general public’s interest in healthier lifestyles, healthier aging and disease prevention;

•	The aging population, particularly the baby-boomer generation, which we believe is more likely to use more nutritional supplementation as it ages;

•	Rising health care costs and reduced confidence in prescription drugs causing many consumers to take preventative measures, including alternative medicines and nutritional supplements; and

•	The publication of research findings supporting the positive health effects of certain nutritional supplements.
Nutritional products are distributed through various market participants, which include the following:
•	Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores;

•	Natural health food retailers;

•	Network marketing;

•	Mail order;

•	Health care professionals and practitioners; and

•	The Internet.
Our primary distribution model is a network marketing system, which is a common form of direct selling. According to the World Federation of Direct Selling Associations, the direct selling industry generated approximately $109 billion annually in worldwide retail sales in 2006, with approximately 58 million independent distributors. According to the Direct Selling Association (“DSA”), the United States generated approximately $32 billion in annual retail sales in 2006 with approximately 15 million independent distributors. Also according to the DSA, wellness products, which include nutritional supplements, accounted for 20%, and personal care products accounted for 34%, of U.S. direct retail sales.
Medical Products. In this segment of our business, we compete in the wound care industry. Industry participants are companies of all sizes that manufacture and distribute a wide range of products related to the treatment and prevention of wounds. Products manufactured and distributed include:
•	Wound management products such as adhesive bandages and gauze;

•	Wound closure products such as staples, various clips and sutures;

•
Advanced wound care products, which are represented by a variety of moist wound healing dressings such as alginate dressings, film dressings, foam dressings, hydrocolloid dressings and hydrogel dressings;

•	Active wound healing products such as skin replacements, collagen dressings and growth factors;

•	Debriding products including various cleansers; and

•	Pressure relief devices such as beds, mattress overlays and other support devices.
Wounds requiring treatment can be either acute or chronic. Industry data indicates that acute wounds comprise over 93% of all wounds. These are wounds that follow the normal process of healing and generally include burns, traumatic wounds and surgical incisions. Chronic wounds are wounds that do not heal within a normally expected time frame under standard care and generally include venous, arterial, pressure and diabetic ulcers. The increasing prevalence of chronic wounds is driven by the large and growing elderly, diabetic and obese populations as these groups are more likely to suffer from conditions that compromise circulation, which is a primary cause of chronic wounds.
The majority of our net sales in this segment are sales of advanced wound care products used in the treatment of chronic wounds.
Competitive Strengths
Product Portfolio. We have developed a line of high-quality health products based on the demands of the industries within which we operate. Our product lines feature proprietary products, newly developed products and products that have been available for many years. We continually review and if necessary improve our product formulations based on new scientific data and market demands to ensure our product portfolio remains current and attractive to our customers.

In-house Manufacturing. We manufacture certain proprietary raw materials for our exclusive use, including the key raw material used in our top-selling products, Microhydrin® and Microhydrin® Plus. Together, these products accounted for 16% of consolidated net sales in 2007. We believe that our ability to manufacture these proprietary raw materials is a competitive advantage for us because it allows to us better protect our proprietary technology and know-how, and better manage the quality of and costs associated with the production of our key raw materials.
Science-based Product Development. We emphasize science-based product development in the fields of nutrition and wound care. We have developed substantially all of our products utilizing scientific data as the basis of product formulation. Scientific data used includes published research, in-house and third-party research and sponsored research. We maintain an on-going research and development effort that includes in-house personnel as well as third-party advisors including medical professionals.
Operating Flexibility. Other than the production of certain proprietary raw materials, we contract the production of all our products to third-party contract manufacturers. This arrangement allows us to minimize capital expenditures, benefit from their expertise, and help maintain operating overhead in line with sales. We have found the marketplace for quality contract manufacturers to be competitive and attractive. We utilize our own in-house quality control laboratories to monitor the performance of our third-party manufacturers to ensure they maintain a high quality of service.
Experienced Management Team. Our management team includes individuals with expertise in various managerial disciplines including nutrition, wound care, international development, marketing, operations, finance and information technology. The management team is led by our founder and Chief Executive Officer, Clinton H. Howard.
Business Strategy
We seek to grow our business by pursuing the following strategies:
Leverage and Expand our Relationship with CCI. Our largest licensee is Coral Club International, Inc. (“CCI”), which distributes our Nutritional Products in a territory comprised mainly of the former Soviet Union and Eastern Europe. Net sales to CCI accounted for approximately 55% of our consolidated net sales in 2007 and grew by 73% over 2006 net sales. We believe that net sales to CCI will continue to grow based on our commitment to supply CCI with new products and operational and regulatory support. We will continue to implement initiatives to accomplish these objectives while seeking additional ways to facilitate continued growth in this territory.
Expand our Existing Network Marketing Associate Base. Nutritional Product sales through our North American Associates have declined over the past several years, mainly as a result of a declining Associate base. However, we continue to believe that the network marketing model is the most effective way to sell our Nutritional Products. Our objective is to increase sales in this channel by increasing the attraction recruitment, retention and productivity of our Associates. We will seek to accomplish these objectives through the implementation of new marketing initiatives, the introduction of new products and a continued commitment to Associate support. While we believe that we will be able to accomplish these objectives, there is no assurance that our Associate base will expand.
Expand Medical Products in Existing and New Markets. We believe there is significant opportunity to increase net sales of our Medical Products in the United States and international markets. We have developed and continue to develop new market opportunities in the United States based on our expertise in the wound care market. To this end, we have begun to make infrastructure investments to support our field sales force and better leverage Medical Products marketing and sales activities. In addition, we have begun to develop relationships with third parties to facilitate the distribution of certain Medical Products in international markets.

Develop Improved and New Products. As a distributor of health products, it is vital to improve existing products and to develop new and innovative products. We will use our existing resources and, to the extent we deem prudent, invest additional resources, to identify opportunities for new and improved products. Our product development activities will continue to center around the development and introduction of science-based products.
Products
The Nutritional Products segment, which accounted for 83%, 83% and 85% of consolidated net sales in 2007, 2006 and 2005, respectively, markets nutritional supplements and personal care products under the RBC Life Sciences brand name. The Medical Products segment markets wound care products under the MPM Medical brand name. For additional information related to these industry segments, please see Note O to our consolidated financial statements included under Part IV of this report.
Nutritional Products. We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed in three broad categories: (i) wellness products, (ii) fitness products and (iii) skin care products. Featured products include:
•	Microhydrin and Microhydrin Plus – powerful, broad-spectrum antioxidants;

•	Organic spirulina – sold in powder, tablet and capsule forms, a nutritious algae that provides a complete range of vital nutrients and a higher percentage of easily digested protein than meat;

•	ColoVada – an effective fourteen-day colon cleansing program that has been widely used for more than 20 years;

•	HydraCelTM – a product that improves the quality of drinking water by reducing surface tension and making water more alkaline;

•	24 Seven Life Essentials® – a daily multivitamin/mineral supplement;

•	Immune 360TM – a product to nourish and support the function of the immune system;

•	Digestion Formula – a combination of digestive enzymes to supplement the decline of enzymes that naturally occurs with aging; and

•	Cellution 7TM – a science-based skin care product collection that incorporates ingredients with unique benefits.
Our primary products are the antioxidant products marketed under the trade names Microhydrin and Microhydrin Plus, which collectively accounted for approximately 16% and 22% of consolidated sales in 2007 and 2006, respectively. No other product accounted for more than 10% of our sales. Our finished products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control. We maintain quality control of our products through our in-house laboratories as well as through the manufacturing and laboratory facilities of our third-party suppliers.
Substantially all of our product line has been developed utilizing scientific data as the basis of product formulation. Scientific data includes published research, in-house and third-party research and sponsored research. Our product line features:
•
Silica mineral hydride, a nutritional antioxidant manufactured by us using our proprietary formula and process and used as an ingredient in the formulation of nutritional supplement and personal care products;

•	Organic spirulina sourced from the highest quality producers, sold as a stand-alone product and combined as an ingredient in many other nutritional supplement formulations; and

•	Organic aloe vera specially processed to retain the benefits found in a fresh aloe vera leaf and sold as a beverage and as a topical gel and used as an ingredient in many of our skin care products.

We established a manufacturing facility in June 2002 to produce certain key raw materials that were formerly sourced from a third-party supplier. Through the establishment of this facility, we developed our own proprietary manufacturing processes, improved the quality of key raw materials used in our product line and expanded the range of raw materials available to us. Our proprietary raw materials represent the key ingredient in our top-selling products, Microhydrin and Microhydrin Plus, the key ingredient in HydraCel and the key flavoring ingredients in our SlimShake protein drinks, and are used in many of our product formulations.
Medical Products. As is the case with our Nutritional Products, substantially all of our Medical Products were developed utilizing scientific data as the basis of product formulation. Our Medical Products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control. We maintain quality control of our products through our in-house laboratories as well as through the manufacturing and laboratory facilities of our third-party suppliers.
We currently market a line of approximately 28 wound care products. Certain wound care products, which account for approximately 85% of Medical Products sales, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions. These products include wound and skin cleansers, wound dressings, a moisture barrier cream and a unique hydrogel wound dressing with Lidocaine. Our other wound care products, which represent approximately 15% of Medical Products sales, are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain and itching in the skin and the internal mucosa caused by radiation reactions or reactions to certain cancer medications.
Manufacturing and Product Sourcing
We manufacture certain proprietary raw materials used in the production of many of our Nutritional Products. Included in the raw materials we produce is the key ingredient, silica mineral hydride, used in production of our top-selling products Microhydrin and Microhydrin Plus. These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use. Our manufacturing operations are conducted at our headquarters located in Irving, Texas.
We contract with third-party manufacturers and suppliers, such as Progressive Laboratories, Inc., Merical Vita-Pak, Inc. and Summa Rx Laboratories, Inc., to produce all of our finished products according to our specifications and/or formulas. This strategy provides operating flexibility with minimum investment and helps us to control operating costs. We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years. We do not have long-term contracts with any of our manufacturers or suppliers. Most of our products can be manufactured by a number of contract manufacturers at competitive prices.
Sales by Geographic Area
For information related to sales by geographic region for the years ended December 31, 2007, 2006 and 2005, please see Note O to our consolidated financial statements included under Part IV of this report.
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
Our sales in these markets are dependent upon the number and productivity of our Associates. Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates. We had approximately 10,200 active Associates in North America at December 31, 2007. This compares to approximately 11,700 active Associates at December 31, 2006. We consider an Associate active if he/she has placed an order within the previous 12 months. The decline in active Associates is the result of low levels of sponsorship of new Associates by our present Associate base. In an effort to reverse this trend, we have developed and introduced new products, modified our marketing message, focused our product strategy, developed new marketing materials and methods for use by our Associates and introduced changes to our Associate compensation plan designed to encourage sponsoring activities. While we believe these actions will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

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
Associates. A person who wishes to become an Associate must complete an application under the sponsorship of an existing Associate. The new Associate then becomes part of the sponsoring Associate’s organization. New Associates sign a written contract and agree to adhere to policies and procedures that govern the activities of Associates. Associates are independent contractors and not our employees. An Associate has the right to purchase products at wholesale, sponsor new Associates and earn compensation in accordance with the Associate compensation plan. While some Associates sell products and recruit new Associates on a full-time basis, most engage in these activities on a part-time basis or only purchase our products for personal consumption.
Sponsoring. We develop and sell sales materials and tools for use by our Associates, who have the primary responsibility for recruiting and educating new Associates with respect to our products, the Associate compensation plan and how to build a successful distributorship. Because new Associates are linked to their sponsor, sponsorship of new Associates creates multiple levels in the network marketing structure. Persons that an Associate sponsors are referred to as “downline” or sponsored Associates.
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
Commissions are based on the total monthly sales by the Associate and his or her downline organization. As an Associate’s business expands from successfully sponsoring new Associates into the business which in turn expand their own businesses, an Associate can earn higher commissions. Most commissions are paid to Associates monthly.
Support. Associates are encouraged to assume responsibility for training and motivating other Associates within their respective downline organizations and to conduct meetings for potential new Associates. Associates can purchase sales and training materials from us, and they generally assume the costs of advertising and marketing our products to their customers, as well as the direct cost of sponsoring and training new Associates.
In addition to the development of sales and training materials for use by our Associates, we also periodically sponsor and conduct regional, national and international Associate events and training seminars. Attendance at these sessions is voluntary, although experience indicates that the most effective and successful Associates are those that participate in training activities. These live events are supplemented regular e-mail communications and corporate conference calls.
We also use the Internet to support our Associates and enhance communication with them. Through our multi media website, Associates can obtain information about us and our products. They can also obtain other current information such as new product announcements, descriptions of product specials and sales promotions and other marketing and training materials. In addition, Associates have the ability to sponsor new Associates and to place orders through our website. To help our Associates effectively manage their businesses, we allow them to obtain a wide-range of information related to their downline organization directly from our database, which can be accessed through our website.

Compliance. On occasion, Associates fail to adhere to our Associate policies and procedures.  We systematically review reports of alleged Associate misbehavior.  Infractions of the policies and procedures are reviewed by a compliance committee that determines what disciplinary action may be warranted in each case.  If we determine that an Associate has violated any of our Associate policies and procedures, we may take a number of disciplinary actions.  For example, we may terminate the Associate’s purchase and distribution rights completely or impose sanctions, such as warnings or probation.  We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied or take other appropriate actions at our discretion.
Returns. Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund.  We reimburse the Associate with a replacement product or a credit on account upon receipt of proper documentation and the return of the remaining product.
Product returned by Associates that is unused and resalable is refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid.  Returned product that was damaged during shipment to the customer is 100% refundable.  Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  For the years 2007, 2006 and 2005, returns were less than 1% of sales.
Licensees
We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets. Most of our sales under these arrangements are to CCI, which has exclusive distribution rights in the former Soviet Union and certain other countries, principally in Eastern Europe. Sales to CCI were 55%, 40% and 34% of consolidated net sales in 2007, 2006 and 2005, respectively. Under arrangements with other licensees, our products are also distributed in Western Europe, United Arab Emirates and Indonesia.
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
Medical Products Distribution
Sales force. At December 31, 2007, the MPM Medical sales force consisted of six full-time sales representatives and approximately 19 manufacturer representatives assigned to specific geographic territories within the United States. This compares to a sales force at December 31, 2006 that consisted of five full-time sales representatives, one part-time sales representative and approximately 14 manufacturer representatives.
Distribution. Our sales force calls on the customers that use our wound care products, as well as the dealers and distributors through whom our customers purchase these products. We distribute our wound care products to hospitals, nursing homes, clinics, pharmacies and home health care agencies throughout the United States primarily through a traditional, nationwide network of medical/surgical supply dealers and pharmaceutical distributors.
Many potential customers for wound products have become members of group purchasing organizations (“GPOs”) in an effort to reduce costs. GPOs negotiate pricing arrangements with health care product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. We generally do not solicit GPOs because, in most cases, we do not offer a product range that is broad enough to effectively compete in the wound care product category, and we do not offer the education and training services generally expected by GPO members. However, because our product line includes certain specialty products that are not generally offered through GPOs, our sales force calls on GPO members to solicit sales of our products that they cannot purchase through the GPO. In addition, our sales force calls on other potential customers including specialty distributors, e.g. those that supply products reimbursed under Part B of Medicare, and health care providers in specialty markets such as the oncology and podiatry markets. We do not have long-term supply contracts with any of our customers, dealers or distributors.

Since 2004, a medical/surgical dealer has significantly expanded its business and, as a result, increased its purchases of wound care products from MPM. This dealer distributes our Medical Products mainly to nursing homes, which obtain reimbursement for the price of products from Medicare. This dealer accounted for 57%, 55% and 47% of Medical Products net sales in 2007, 2006 and 2005, respectively.
Third-Party Reimbursement. Most of our Medical Products are purchased by health care providers for use on patients in their care. In most cases, these health care providers obtain reimbursement for the cost of our products from various third-party payers, including Medicare, Medicaid, private insurance plans and managed care organizations. In an effort to control rising health care costs, there have been, and may continue to be, proposals by legislators, regulators and third-party payers to curb these costs. We believe that presently available third-party reimbursement is adequate to support the market for our products; however, continued demand for our Medical Products is partially dependent upon the extent of available reimbursement for these products.
Trademarks, Patents or Other Intellectual Property
We have trademark registrations in the United States and certain foreign jurisdictions of the name Royal BodyCare, our logo and the name Microhydrin, and we have trademark registrations in the United States of certain other key product and product ingredient names. In addition, we have trademark applications pending in the United States and certain foreign jurisdictions for the name RBC Life Sciences and other key trade dress used by us. As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual. We also rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used. These trademarks are useful in achieving brand recognition within our industries.
During 2002, we developed proprietary formulations and manufacturing processes to produce certain raw materials, which are principal ingredients in our leading products. We have not filed for patent protection related to our proprietary formulations or manufacturing processes. Therefore, there can be no assurance that another company will not replicate one or more of our products.
Seasonality
Our business is not subject to significant seasonal fluctuations. However, as a practical matter, CCI, whose principal office is located in Moscow, generally limits its shipping orders during the winter months due to unfavorable weather conditions.
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
We do not maintain inventory in anticipation of product orders from our licensees. Under the terms of our license agreements, the licensee is required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and must allow two to three months for delivery. In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account. However, we do not recognize sales until the products are shipped. Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment. Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests. Backlog was approximately $5,778,000 and $3,374,000 at December 31, 2007 and 2006, respectively.

Industry/Competitors
We market our Nutritional Products in a highly competitive industry both domestically and internationally. We compete against companies that sell heavily advertised products through retail stores as well as other network marketing companies. Many of our competitors are significantly larger than we are, have far greater financial resources and have broader name recognition.
In the distribution of Nutritional Products, we compete with retail outlets, such as health food stores, supermarkets and department stores, and other network marketing companies. We endeavor to compete successfully by offering a wide selection of products that incorporate proprietary technology, are science-based and have a reputation for high quality. We believe that our products possess features and provide benefits that are desired by consumers looking for natural health products. We place a high degree of emphasis on new product development to ensure our product line remains current with developing trends in our industry and new scientific evidence. We generally do not attempt to compete based on price, although price is a consideration. Prices are justified through product quality and benefits and, to the extent possible, the proprietary ingredients and unique formulations.
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
Our Medical Products also face heavy competition. In the wound care product market, we compete against a number of companies, most of which are significantly larger, have far greater financial resources and have a broader name recognition. As with our Nutritional Products, we place a high degree of emphasis on new product development to ensure our product line remains current with developing trends and new scientific evidence. We endeavor to compete by offering a range of high quality products, which are unique and effective, at competitive prices.
Research and Development
From time to time, we have contracted with scientists at universities, medical colleges and private research organizations to conduct small studies to evaluate the safety and functions of our products. Most of these studies have been conducted to evaluate the safety and functions of Microhydrin or Microhydrin-based formulations. Since 2006, we have initiated several studies to evaluate the efficacy of certain of our wound care products distributed to the oncology market. Amounts expended to fund these studies have not been significant.
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
Governmental Regulations
Products. One or more of the following agencies regulates the formulation, manufacture, packaging, labeling, advertising, distribution and sale of our products: the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U. S. Department of Agriculture, the Environmental Protection Agency and various agencies of the states and foreign countries into which our products are shipped or sold.

In the United States, the FDA regulates products under the Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated under that act.  The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) and related regulations. We believe DSHEA provides a favorable regulatory climate to consumers and the dietary supplement industry. This legislation governs the formulation, manufacturing, marketing and sale of nutritional supplements, including the content and presentation of health-related information included on the labels or labeling of nutritional supplements. Under this legislation, the majority of our products are classified as dietary supplements, which are defined to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. In accordance with these regulations, a dietary supplement that contains a new dietary ingredient, which is defined as an ingredient not on the market before October 15, 1994, must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.
Under DSHEA, dietary supplement products may include truthful, non-misleading and substantiated statements of nutritional support.  Examples of such claims are statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.  These claims are also known as “structure/function” claims.  FDA requires companies that include structure/function claims on their labeling to notify the agency of the claim within 30 days of first marketing the dietary supplement with the identified claims.  FDA does not typically respond to these notifications, but could issue a “courtesy letter” should the agency question some aspect of the submission.  A dietary supplement that includes a structure/function claim on its labeling is also required to include a disclaimer stating that the FDA has not evaluated the claim.  FDA distinguishes between structure/function claims which do not require FDA pre-approval and disease-related health claims which require FDA prior approval or the issuance of an authorizing regulation. We believe that the labeling of our dietary supplements complies with these regulations.
As authorized by DSHEA, the FDA adopted good manufacturing practice regulations (“GMPs”) specifically for dietary supplements. These new GMPs, issued in June 2007, are more detailed than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMPs for drugs. To limit disruption for dietary supplements produced by small businesses, these new regulations have a three-year phase-in period. Companies with more than 500 employees have to comply by June 2008, companies with less than 500 employees have until June 2009 to comply, and companies with fewer than 20 employees have until June 2010 to comply. We believe our manufacturing and distribution practices will timely comply with the new rules.
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
 Class I devices are those for which safety and effectiveness can be assured by adherence to a set of regulatory guidelines called General Controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth the current GMPs for medical devices, facility registration and product listing, reporting of adverse medical events and appropriate, truthful and non-misleading labeling, advertising and promotional materials.  Class II devices also are subject to the General Controls, and most require premarket demonstration of adherence to certain performance standards or other special controls in order to receive marketing clearance from the FDA.  Premarket review and clearance by the FDA for these devices may be accomplished through the 510(k) premarket notification procedure. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. We believe that our medical devices are manufactured and marketed in accordance with these regulations.
In December 2006, Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act (“AER Act”), which amended the FDCA. The AER Act became effective in December 2007. These regulations, among other things, require companies that manufacture, pack or distribute nonprescription drugs or dietary supplements to report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events whether serious or non-serious. We believe that we have the necessary systems in place to comply with these regulations.

To help ensure compliance with the provisions of the FDCA and FDA’s regulations, the FDA has numerous enforcement tools, including the ability to issue warning letters, initiate product seizures and injunctions and pursue criminal penalties.
In Canada, most of our Nutritional Products are classified as natural health products (“NHPs”). The manufacturing, packaging, labeling, storage, importation, advertising, distribution and sale of NHPs are subject to regulation by Health Canada, the public health agency of Canada, through various agencies including the Natural Health Products Directorate. Health Canada regulates NHPs pursuant to the Canadian Food and Drugs Act, the Canadian Food and Drug Regulations, the Natural Health Product Regulations and various guidance documents and policies related thereto.
Prior to January 1, 2004, NHPs for which therapeutic claims were made were regulated as drugs requiring a Drug Identification Number (“DIN”). Effective January 1, 2004, NHPs in Canada became subject to new requirements under the Natural Health Product Regulations. Under these regulations, sellers of NHPs are required to make application for a product license, and the application must provide specific information including quality of ingredients, use and purpose of the NHPs, and the supporting safety and efficacy data. These regulations also set out a regime for site licensing of buildings in which NHPs are imported, distributed, manufactured, packaged, labeled or stored. One of the prerequisites of a site license is that GMPs be employed. Our facility in Canada obtained a site license in 2006. The regulations also set out requirements for adverse reaction reporting.
As of January 1, 2004, all new products that are NHPs must comply with NHP Regulations. For products already marketed in Canada as of that date, transition periods from January 1, 2004 for compliance with the requirements are provided, including six years for the product license requirement for NHPs with a DIN. All NHP’s must comply with all the regulations by January 1, 2010. We have adopted a phased-in compliance strategy in accordance with the prescribed transition periods. Health Canada can suspend or revoke licenses for lack of compliance or if it perceives a product to present an unacceptable level of risk.
In some international markets, there has been adverse publicity concerning products that contain substances generally referred to as genetically modified organisms (“GMOs”). In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GMOs has prompted proposed or actual governmental regulation. We are also aware of regulations in some international markets affecting the use of irradiated raw ingredients or the labeling of products containing irradiated raw ingredients. We cannot anticipate the extent to which future regulations will restrict the use of GMOs or irradiated raw materials in our products or the impact any such regulations may have on our business. In response to any applicable regulations, we would, where practicable, attempt to reformulate and/or re-label our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in these areas should not have a material adverse effect on us or our business. However, because these are relatively new and evolving areas of regulation, there can be no assurance in this regard.
Advertising of products in the United States is subject to regulation by the FTC under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  The FTC Act also provides that the dissemination of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC’s substantiation doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.  We believe that we have the necessary documentation to support our advertising and promotional practices. The FTC may enforce compliance with the law in a variety of ways, which enforcement can result in orders requiring limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as the agency deems necessary to protect the public.

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
On April 12, 2006, the FTC released a proposed New Business Opportunity Rule. The proposed rule, if enacted in its current form, would likely cause us, as well as most other direct sellers, to be regulated as a seller of business opportunities in the United States. The proposed rule would require, among other things, all sellers of business opportunities to deliver substantial written information to a prospective purchaser seven days prior to the time the prospective purchaser could sign any agreement or make any payment in connection with the business opportunity. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing companies, or it may change significantly before it is implemented. If the proposed rule were adopted as proposed, it will require us to change some of our current practices regarding pre-sale disclosures.
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
Transfer Pricing. In the United States and other countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We have adopted transfer pricing arrangements with our subsidiaries that we believe are in compliance with all applicable transfer pricing laws. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our earnings would be adversely affected if our foreign tax credit was limited on our U.S. return. There can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.
Employees
As of December 31, 2007 and 2006, we had 77 and 70 employees, respectively. We do not foresee a significant change in the number of our employees during 2008.

Additional Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. This information may also be obtained from the SEC’s on-line database located at www.sec.gov, which contains material regarding issuers that file electronically with the SEC. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Item 1A. Risk Factors.
If we continue to lose existing Associates more rapidly than we recruit new Associates, net sales from our Associate network will continue to decrease.
In 2007, 2006 and 2005 net sales from our Associates contributed 25%, 40% and 49%, respectively, of our consolidated net sales. In this channel, we distribute all of our products through independent Associates and we depend on them to generate all of our net sales. Our Associates may terminate their services at any time, and, like most network marketing companies, we experience high turnover among Associates from year to year. As a result, in order to maintain sales in the future, we need to retain existing Associates and recruit additional Associates. To increase net sales, we must increase the number of and/or the productivity of our Associates.
Net sales from our Associate network declined 19%, 10% and 7% in 2007, 2006 and 2005, respectively, mainly as a result of a decline in the number of Associates. While we take many steps to help train, motivate and retain Associates, we cannot accurately predict how the number and productivity of Associates may fluctuate because we rely primarily upon our Associates to recruit, train and motivate new Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates. Several factors affect our ability to attract and retain Associates, including:
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
In 2007, two of our customers accounted for approximately 65% of consolidated net sales. One customer, CCI, a licensee that distributes Nutritional Products primarily in the former Soviet Union, accounted for over 55% of consolidated sales in 2007. The other customer, a medical/surgical dealer that distributes Medical Products to the long-term care market, accounted for over 9% of consolidated sales in 2007. Accordingly, a loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition. Factors that could adversely affect our sales to these customers include, but are not limited to, changes in market conditions in the markets serviced by these customers, changes in government regulations that affect sales in markets serviced by these customers, competition from other entities that sell products in markets serviced by these customers or an unfavorable change in our business relationship with these customers. CCI beneficially holds approximately 20% of our outstanding common stock.

Two of our products constitute a significant portion of our net sales.
Microhydrin and Microhydrin Plus constitute a significant portion of our sales, accounting for approximately 16%, 22% and 26% of net sales in 2007, 2006 and 2005, respectively. If the demand for these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering these products for any reason without a suitable replacement, then our financial condition and operating results would be harmed.
Net sales of our Nutritional Products are dependent upon an independent sales force and third-party licensees, and we do not have direct control over the marketing of our products.
We rely on non-employee, independent Associates and third-party licensees to purchase, market and sell our products. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically engage in the distribution of our products on a part-time basis and may and likely will engage in other business activities, some of which may compete with us. We have a large number of Associates in relation to the size of our corporate staff to implement our marketing programs and to provide motivational support to our Associates. We undertake minimal effort to provide individual training to Associates. Accordingly, there can be no assurance that our distributors will participate in our marketing strategies or plans or accept our introduction of new products. Associates may voluntarily terminate their agreements with us at any time and there is typically significant turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates. Associate net sales are directly dependent upon the efforts of these non-employee, independent Associates and future sales volume will depend in large part upon our success in maintaining or increasing the number of new Associates and improving the productivity of the Associates.
Licensees, which accounted for 58%, 43% and 36% of our consolidated net sales in 2007, 2006 and 2005, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements. Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products. Licensees are also responsible for all marketing and sales activities in the licensed territories. Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and future sales volume will depend in large part upon their success in the importation, marketing and distribution of our products in the licensed territories.
Our Associate network business is subject to the effects of adverse publicity and negative public perception.
Our ability to attract and retain Associates and to sustain and enhance sales through our Associates may be affected by adverse publicity or public perception regarding our industry, our competition or our business generally. This adverse public perception may include publicity regarding the legality of network marketing despite the fact that U.S. courts have established standards defining a legal network marketing system. This adverse public perception may also include publicity regarding the quality or efficacy of nutritional supplement products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether those investigations involve us or our Associates or the business practices or products of our competitors or other network marketing companies. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that such adverse publicity will not have a material adverse effect on our business, financial condition and results of operations.

Changes in customer preferences and demand could negatively impact our operating results.
Our business is subject to changing customer preferences and demand. The industries in which we operate are characterized by changes in demand for existing products and demand for new products and enhancements. Our success depends in part on our ability to anticipate and respond to these changes. Our failure to accurately predict these trends could negatively impact customer opinion of our products, which in turn could harm our customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:
•	accurately anticipate customer needs;

•	innovate and develop new products or product enhancements that meet these needs;

•	successfully commercialize new products or product enhancements in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner;

•	differentiate our product offerings from those of our competitors; and

•	Satisfy applicable government regulations related to the manufacture, labeling, sale and distribution of the products
If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our business, financial condition and operating results.
Demand for our products could also be adversely affected by changes in general economic conditions, demographic trends, customer confidence in the economy, changes in government regulations or policies and, particularly with regard to Nutritional Products, changes in disposable consumer income.
We may have to obtain regulatory approvals before we market and sell certain new Medical Products.
Most of our Medical Products are classified as medical devices under FDA regulations. Before certain medical devices can be sold, they require premarket review and clearance by the FDA, which is generally accomplished through the 510(k) premarket notification procedure. Clearance through this procedure requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. We presently have no 510(k) submissions pending. However, in the future, should we wish to develop and market a medical device requiring premarket review and clearance, there is no assurance that the FDA will act favorably or quickly in its review of our 510(k), or that we will not encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude the sale of new products in the United States. Any delays or failure to obtain FDA clearance or approvals of new products we develop, or the costs of obtaining FDA clearance or approvals, could have an adverse effect on our business, financial condition and results of operations.
Growth of Medical Products sales depends in part upon the availability of adequate third-party reimbursement.
The continued growth of our Medical Products segment will depend in part on the availability of adequate reimbursement to health care providers who use our products from third-party health care payers, such as Medicare, Medicaid, private insurance plans and managed care organizations. Third-party payers increasingly are challenging the pricing of medical products and services. Reimbursement may not be at, or remain at, price levels adequate to allow health care providers to realize an appropriate return on the purchase of our products. In addition, third-party payers may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available. Should adequate reimbursement from third-party payers become restricted or unavailable, our business, financial condition and results of operations could be adversely affected.

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
The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture and the Environmental Protection Agency and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us to comply with those regulations could lead to the imposition of significant penalties or claims and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of net sales.
The FDA has adopted new GMPs relating to the manufacture, packaging and holding of dietary supplements. The new GMPs establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. These GMPs also include requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as requirements for maintaining records and for handling consumer complaints related to GMPs. There is no assurance that all of our current suppliers will be able to comply with these GMPs. To the extent any current supplier is unable to comply, we will be required to find an alternate source of supply. As suppliers comply with these new regulations they may incur additional compliance costs that will be passed on to us, which could affect our business, financial condition and results of operations.

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
On April 12, 2006, the FTC released a proposed New Business Opportunity Rule. The proposed rule, if enacted in its current form, would likely cause us, as well as most other direct sellers, to be regulated as a seller of business opportunities in the United States. The proposed rule would require, among other things, all sellers of business opportunities to deliver substantial written information to a prospective purchaser seven days prior to the time the prospective purchaser could sign any agreement or make any payment in connection with the business opportunity. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing companies, or it may change significantly before it is implemented. If the proposed rule were adopted as proposed, it could negatively impact our business and result in a decrease in our ability to attract new distributors in the United States.
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
Our success is dependent in part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors, although to date none of these errors or inadequacies has had a meaningful negative impact on our business. Any such errors or inadequacies that we may encounter in the future may result in interruptions to our services and may damage our relationships with, or cause us to lose, our Associates, licensees or customers, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all. Despite our precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our net sales and profits. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.
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
In 2007, approximately 63% of consolidated net sales came from foreign territories. Of this 63%, 5% came from our Canadian operation, while the remainder came from foreign territories currently covered by licensee agreements. We intend to continue to expand foreign sales of our products, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws, regulations and policies that govern the importation, distribution and sale of foreign-made products. While transactions with our licensees are denominated in U.S. dollars, exchange rate fluctuations can have a significant impact on the ability of our licensees to conduct successful businesses in the licensed territories.  Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or overall financial condition.
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

We may be held responsible for certain taxes relating to our distributors.
Our Associates are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records. In addition, under current law, our Associates in the United States and Canada are treated for income tax purposes as independent contractors and compensation paid to them is not subject to withholding by us. The definition of independent contractor has been challenged in the past and any changes to the definition of an independent contractor could possibly jeopardize the exempt status enjoyed by direct sellers and impose on us the responsibility for social security and similar taxes. There is no assurance that future legislation at the federal or state level, or in countries other than the United States, affecting direct sellers will not be enacted, which could harm our financial condition and results of operations.
Our stock price has been volatile and subject to various market conditions.
The trading price of our common stock has been subject to wide fluctuations. The price of the common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, scientific discoveries or technological innovations, governmental regulatory action, conditions in the industry segments in which we operate or other events or factors. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us or that are outside of our control. These fluctuations could cause our stock price to decline materially.
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
My Garden, Ltd., a limited partnership controlled by Clinton H. Howard who is the Company’s founder, Chairman of the Board and Chief Executive Officer, owned 45% of our outstanding common stock at December 31, 2007. By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.
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
Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not carry key person insurance for any of our personnel except the Chief Executive Officer. If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and United States warehousing and distribution operations. This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $2.3 million as of December 31, 2007. We lease distribution facilities in Burnaby, British Columbia to support distribution operations in Canada at an annual rental of approximately $94,000. We believe these facilities are suitable and adequate in relation to our present and immediate future needs.
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
Our common stock is traded on the OTC Bulletin Board. The following reflects the range of high and low bid quotes for each calendar quarter during each of the past two years:

QUARTER ENDED	3/31/07	6/30/07	9/30/07	12/31/07
HIGH	$0.47	$0.78	$0.86	$1.10
LOW	0.21	0.36	0.60	0.71

QUARTER ENDED	3/31/06	6/30/06	9/30/06	12/31/06
HIGH	$1.10	$0.65	$0.55	$0.44
LOW	0.50	0.45	0.30	0.21
As of March 12, 2008 there were approximately 567 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.
For information concerning securities authorized for issuance under our equity compensation plans, refer to Part III, Item 12.
Sales of Unregistered Securities
None.
Repurchases of Equity Securities
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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$27,029	$21,697	$19,361	$18,266	$18,140
Earnings (loss) from continuing operations	1,692	436	592	537	(180)
Earnings (loss) from continuing operations per common share - diluted	0.08	0.02	0.03	0.03	(0.01)
Net earnings (loss)	1,692	436	592	537	(105)
Balance Sheet Data:
Cash and cash equivalents	6,369	3,220	1,698	1,052	502
Working capital (deficit)	3,539	1,935	1,140	123	(814)
Total assets	19,158	13,639	12,811	11,264	10,723
Long-term obligations	2,332	2,924	3,106	3,152	3,470
Shareholders’ equity	7,578	5,607	5,021	4,428	3,824
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
•
Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) fitness products and (iii) skin care products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In certain markets, principally in the United States and Canada, we distribute Nutritional Products directly through a network of independent Associates. In certain international markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•
Through the Medical Products segment, we distribute wound care products. These products are distributed in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.

Net sales. Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2007		2006		2005
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$6,891	25%	$8,538	40%	$9,505	49%
Licensees	15,632	58%	9,399	43%	7,022	36%

	22,523	83%	17,937	83%	16,527	85%

Medical Products	4,506	17%	3,760	17%	2,834	15%

	$27,029	100%	$21,697	100%	$19,361	100%

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
The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

United States	80%	74%	79%
Canada	20	19	21
South Korea	—	7	—

	100%	100%	100%

In February 2006, we began distributing Nutritional Products through an Associate network in South Korea. Effective October 31, 2006, we restructured our South Korean operations through the sale of these operations and concurrent entry into an exclusive license agreement with the purchaser. However, we subsequently wrote off the $516,000 balance of the note receivable received in connection with the sale and terminated this license agreement because the licensee failed to fulfill its obligations under the agreement.
Net sales through the Associate network channel have declined primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations – 2007 Compared with 2006 – Net sales.”

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
Our principal licensee is CCI. In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including primarily countries of the former Soviet Union and Eastern Europe. CCI accounted for 96%, 92% and 95% of licensee net sales in 2007, 2006 and 2005, respectively. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 20% of our outstanding common stock.
Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. Our sales force, which is comprised of employed sales representatives and independent manufacturer representatives, markets our products to both wholesalers and health care providers. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products. We sell to wholesalers on terms that generally require payment within 30 to 60 days. We recognize sales when products are shipped. Manufacturer representatives receive a percentage of sales as compensation, which percentage varies by product.
Since 2004, a medical/surgical dealer, which distributes our products in the long-term care market, has significantly expanded its business and, as a result, increased its purchases of our Medical Products. This dealer accounted for 57%, 55% and 47% of Medical Products net sales in 2007, 2006 and 2005, respectively.
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
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”), Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.
Actual income taxes could differ significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities. These differences could have an impact on the income tax provision and operating results in the period in which such determination is made.

Share-based Payments. We adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) on January 1, 2006 using the modified-prospective transition method and began accounting for stock-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period of the award. Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 to account for our employee stock options. Historically, all stock options have been granted with an exercise price equal to or above the fair market value of the common stock on the date of grant. Accordingly, prior to the adoption of SFAS 123R, no compensation expense was recognized for employee stock option grants.
We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award. The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. Expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future. In accordance with SFAS 123R, we recognized stock-based compensation expense of approximately $72,000 for the year ended December 31, 2007.
Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	44.9	39.5	38.6

Gross profit	55.1	60.5	61.4

Operating expenses:
General and administrative	33.8	39.5	37.3
Distributor commissions	9.3	13.7	16.6
Depreciation and amortization	1.3	2.8	3.0

Total operating expenses	44.4	56.0	56.9

Operating profit	10.7	4.5	4.5

Interest expense	0.7	1.2	1.3

Earnings before income taxes	10.0	3.3	3.2
Income tax expense	3.7	1.3	0.1

Net earnings	6.3%	2.0%	3.1%

2007 Compared with 2006
Net sales. Net sales for the year ended December 31, 2007 were $27,029,000 compared with net sales for the prior year of $21,697,000, an increase of $5,332,000 or 25%. This increase was due to a $4,586,000 increase and a $746,000 increase in net sales of Nutritional Products and Medical Products, respectively. While net sales of Nutritional Products to our licensees increased $6,233,000, net sales of Nutritional Products to our Associate network declined $1,647,000.
We began distribution of our Nutritional Products in South Korea through an Associate network in February 2006 and recorded net sales of $587,000 during 2006. As described above under the caption “Overview – Net Sales – Associate Network,” we sold the South Korean operations on October 31, 2006.

Associate network net sales, excluding South Korea, declined approximately $1,060,000 during 2007. We attribute this decline to a decline in the number of active Associates. We consider an Associate active if he or she has placed an order during the previous 12 months. The decline in the number of active Associates results primarily from low levels of sponsorship of new Associates by the current Associate network. While we develop marketing and sales materials for use by our Associates, and sponsor corporate events that Associates can use to introduce prospective Associates to RBC, Associates are primarily responsible for recruiting new Associates to join RBC. Our experience in this industry indicates that once an Associate loses motivation and confidence in a company and/or its products, it is extremely difficult to re-motivate that individual to engage in sponsoring activities.
During the past few years, we have taken a number of actions in an attempt to overcome the reduced sponsorship activity among our Associate network:
•
Marketing message – We modified our marketing message to focus on new products and their benefits, and the business opportunity and desirable lifestyle available to a successful Associate. In addition, we developed, introduced and promoted new sponsoring systems that were simple and easy to explain to prospective Associates.

•
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

•	Associate compensation plan – We have introduced changes to our Associate compensation plan to make it financially rewarding at all levels and to encourage sponsoring.

•
Corporate support – We have significantly increased the support, including financial support, we provide to Associates who are actively engaged in sponsoring activities. We also undertook various advertising and direct mail initiatives to attract new prospects and increase communication with existing Associates.

Although we believe the actions that we have taken and continue to take will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.
The growth in net sales to our licensees relates primarily to the growth of CCI. Net sales to CCI increased $6,306,000 in 2007. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.
Since 2004, a medical/surgical dealer, which distributes our products in the long-term care market, has significantly expanded its business and, as a result, increased its purchases of our Medical Products. The increase in sales to this dealer in 2007 accounted for approximately 67% of the total net sales increase in the Medical Products segment.
Cost of sales. Cost of sales for the year ended December 31, 2007 was $12,130,000 compared with cost of sales in the prior year of $8,578,000, an increase of $3,552,000 or 41%. As a percentage of net sales, cost of sales was 45% in 2007 and 40% in 2006. As a percentage of net sales, gross margin declined 5% in 2007 mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross margin for products sold to licensees is lower than the gross margin for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to marketing and distribution in the licensed territory.
General and administrative. General and administrative expenses for the year ended December 31, 2007, were $9,143,000 compared with 2006 expenses of $8,564,000, an increase of $579,000 or 7%. As a percentage of net sales, general and administrative expenses were 34% in 2007 compared with 40% in 2006. General and administrative expenses in 2006 included approximately $1,200,000 of expenses associated with operations in South Korea, which operations were sold in October 2006. Excluding these expenses, general and administrative expenses increased approximately $1,779,000 in 2007 compared with 2006. Of this increase, approximately $1,259,000 was associated with the Nutritional Products segment and $520,000 with the Medical Products segment. The increase in Nutritional Products general and administrative expenses was the result of (i) a $430,000 increase in marketing and promotional expenses in the North American market, (ii) a $516,000 charge related to the write off of the note receivable we received in connection with the sale of our South Korean operations and (iii) a $313,000 increase in other operational and administrative expenses, mainly to support sales growth. We wrote off the South Korean note receivable after concluding it was uncollectible based on an ongoing evaluation of the financial condition of the maker of the note. Increased general and administrative expenses in the Medical Products segment related mainly to increased marketing expenses, particularly wages and benefits, travel and advertising and promotional expenses.

Distributor commissions. Distributor commissions for the year ended December 31, 2007 declined as a result of the decline in sales to our Associate network. Distributor commissions for the year ended December 31, 2007 were $2,523,000 compared with distributor commissions in 2006 of $2,978,000, a decrease of $455,000 or 15%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales in accordance with EITF 01-9, were 34% in 2007 and 2006. On a consolidated basis, distributor commissions as a percentage of net sales declined to 9% in 2007 compared with 14% in 2006. The percentage decline in relation to consolidated net sales was mainly related to the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees.
Income taxes. We recorded income tax expense of $997,000 in 2007 compared to $278,000 in 2006. Income tax expense in 2007 and 2006 was based on earnings before income taxes reported for the year since we had no U.S. net operating loss carryforwards available to offset taxable income. Our effective income tax rates for 2007 and 2006 were 37.1% and 38.9%, respectively. The decrease in the effective income tax rate was primarily due to a revision in the State of Texas franchise tax law, which became effective for 2007, and the weighted average effect of the adjustments to the statutory federal income tax rate.
Net earnings. Net earnings for the year ended December 31, 2007 were $1,692,000, or $0.08 per share, compared with net earnings in the prior year of $436,000, or $0.02 per share. This increase resulted from the factors described above.
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
The decline in net sales to the Associate network relates to a decline in the number of active Associates. We consider an Associate active if he or she has placed an order during the previous 12 months. The decline in the number of active Associates results primarily from low levels of sponsorship of new Associates by the current Associate network. The reasons for these declines and the actions taken are discussed above under the caption “Results of Operations – 2007 Compared with 2006 – Net Sales.”
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

General and administrative. General and administrative expenses for the year ended December 31, 2006, were $8,564,000 compared with 2005 expenses of $7,224,000, an increase of $1,340,000 or 19%. This increase resulted from a $1,084,000 increase in expenses in the Nutritional Products segment and a $256,000 increase in expenses in the Medical Products segment. The increase in expenses in the Nutritional Products segment was the result of approximately $1,030,000 of expenses associated with operations conducted in South Korea and a $170,000 loss recognized on the sale of South Korean operations. We incurred approximately $180,000 of expenses related to South Korea in 2005. General and administrative expenses in the Medical Products segment increased to support increased sales and marketing activities. As a percentage of net sales, general and administrative expenses were 40% in 2006 and 37% in 2005.
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
Cash and working capital. During the year ended December 31, 2007, we had a net increase in cash of $3,149,000. This compares to a net increase in cash in 2006 of $1,522,000.
At December 31, 2007, we had working capital of $3,539,000, a $1,604,000 improvement from working capital at December 31, 2006 of $1,935,000. This increase in working capital was the result of an increase in current assets of $5,495,000 that was partially offset by an increase in current liabilities of $3,891,000. At December 31, 2006, we had borrowings outstanding against a line of credit in the amount of $100,000. There were no line of credit borrowings outstanding at December 31, 2007.
Operating activities. In 2007, our operating activities provided cash flows of $4,525,000 compared with $2,083,000 in 2006. In 2007, net earnings adjusted for non-cash activities, mainly depreciation and amortization, stock-based compensation, losses on write off of note receivable and disposition of assets and deferred taxes, provided cash flows of $2,558,000 compared with $1,606,000 in 2006.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses, accounts payable, accrued operating expenses and deferred revenues. One of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI. In accordance with our license agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order. These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders. In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs. CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account. Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue. Deposits we make with our suppliers are recorded as prepaid expenses. During 2007, cash used by the increase in inventory of $2,056,000, and cash provided by the increase in deferred revenue of $1,820,000 and the decrease in prepaid expenses of $195,000, were mainly related to transactions associated with our license agreements. The $2,056,000 of cash used by increased inventory was primarily related to increased inventory held for CCI.
Also affecting cash provided by operating activities was an increase in accrued liabilities of $1,291,000. In accordance with Internal Revenue Service regulations regarding the timing of estimated tax payments, we were not required to make any significant estimated tax payments related to our 2007 income tax liability until the first quarter of 2008. Accordingly, accrued income taxes increased $1,053,000 during 2007. We will be required to make quarterly income tax payments related to 2008 earnings during 2008.
Investing activities. During 2007, we used cash of $828,000 to purchase property and equipment. Of this amount, approximately $540,000 represented capital improvements to our headquarters building drainage system. We expect to complete this drainage system improvement project in the first quarter of 2008 at an anticipated cost of $150,000 to $200,000.
Financing activities. During 2007, we used net cash in financing activities of $568,000, mainly related to the repayment of long-term debt. Repayment of debt during 2007 included the payoff of a line of credit borrowing, a term note to a bank and convertible notes, the balances of which at December 31, 2006 were $100,000, $340,000 and $122,000, respectively.
General liquidity and cash flows. We believe that our working capital requirements can be met through available cash, our existing line of credit and cash generated from operating activities for the foreseeable future; however, an overall decrease in demand for our products could adversely affect our liquidity. In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings, other types of debt or equity financings. We can give no assurance, however, that we would be able to obtain any additional outside financing or obtain financing on terms we would find acceptable.
Other than those described above, we have no plans or requirements for any significant capital expenditures during the next 12 months.
Contractual Cash Obligations
The table below summarizes our contractual obligations outstanding as of December 31, 2007:

	Payments Due by Period (000’s)
Contractual					2013 and
Obligations	Total	2008	2009 - 2010	2011 - 2012	Beyond

Long-term debt	$2,330	$134	$300	$351	$1,545
Capital leases	2	2	—	—	—
Operating leases	495	197	281	17	—
Purchase obligations	2,706	2,706	—	—	—
Employment agreements	4,210	1,555	1,845	637	173

Off-Balance Sheet Arrangements
As of December 31, 2007, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.
Inflation
We do not believe that inflation has had a material impact on our operating results. Substantial increases in costs, however, could have an impact on us and the industries in which we operate. We believe that, to the extent inflation affects our costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.
Recent Accounting Pronouncements
Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material effect on our consolidated financial position, results of operations or cash flows.
Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 would have on its consolidated financial position, results of operations or cash flows.
Business Combinations. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires the expensing of acquisition-related costs as incurred. In addition, this standard requires additional disclosure of information surrounding a business combination. SFAS 141R becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 141R would have on its consolidated financial position, results of operations or cash flows.
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The standard also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 160 would have on its consolidated financial position, results of operations or cash flows.

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
Foreign exchange. We have foreign-based operations in Canada which accounted for 5% of 2007 net sales. From time to time, we make advances to our Canadian subsidiary denominated in U.S. dollars, exposing the Canadian subsidiary to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances to our Canadian subsidiary of approximately $36,000 at December 31, 2007, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $3,600.
Interest rates. Our line of credit arrangement may expose us to fluctuations in interest rates. At December 31, 2007, we maintained a $500,000 line of credit arrangement that provides for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. We had no borrowings outstanding against this line at December 31, 2007.
Item 8. Financial Statements and Supplementary Data.
The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and Rules 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 4, 2008, pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)  Financial Statements. The following financial statements and related documents are filed as part of this report:
Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, L.L.P.

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. None.

(a)(3)	Exhibits. The following exhibits are filed as part of this report:

Ex. No.	Description

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Amendment No. 1 to Bylaws (6)

4.1	Specimen copy of Certificate for Common Stock (2)

4.2	The 2003 Stock Incentive Plan (4)

4.3	The 2006 Stock Incentive Plan(11)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Lease Agreement dated August 23, 1994, by and between Royal BodyCare Canada, Inc. (f/k/a Pure Life International Products, Inc.) and Mott Electric Motor Repair Ltd.(10)

10.4	Purchase and Sale Agreement, dated as of August 21, 2000, between CIIF Associates II Limited Partnership and Royal BodyCare, Inc.(3)

10.5	Employment Agreement, dated November 20, 2003, between Royal BodyCare, Inc. and Clinton H. Howard (7)

10.6	Exclusive Distributorship Agreement, dated as of July 14, 2004, between Royal BodyCare, Inc. and Coral Club International, Inc.(9)

10.7	Agreement to Renew Lease dated May 26, 2005, by and between Royal BodyCare Canada, Inc. and Mott Electric Motor Repair Ltd.(10)

10.8	Agreement to Buy and Sell RBC Life Sciences Korea, dated October 31, 2006, between RBC Life Sciences USA and Merry Key(12)

10.9	Exclusive Distributorship Agreement, dated November 1, 2006, between RBC Life Sciences USA, Inc. and Merry Key(12)

10.10	Line of Credit Promissory Note, dated December 29, 2006, in the principal amount of $900,000, executed by RBC Life Sciences, Inc. in favor of The Frost National Bank(13)

Ex. No.	Description

10.11	Business Loan Agreement, dated December 29, 2006, between RBC Life Sciences, Inc. and The Frost National Bank, associated with $900,000 Line of Credit Promissory Note(13)

10.12	Line of Credit Promissory Note, dated November 1, 2007, in the principal amount of $500,000, executed by RBC Life Sciences, Inc. in favor of Independent Bank of Texas *

10.13	Business Loan Agreement, dated November 1, 2007, between RBC Life Sciences, Inc. and Independent Bank of Texas, associated with $500,000 Line of Credit Promissory Note *

10.14	Employment Agreement, executed December 7, 2007, between RBC Life Sciences, Inc. and John W. Price(14)

10.15	Employment Agreement, executed December 11, 2007 to be effective January 1, 2008, between RBC Life Sciences, Inc. and Kenneth L. Sabot(14)

10.16	Employment Agreement, executed December 11, 2007 to be effective January 1, 2008, between RBC Life Sciences, Inc. and Steven E. Brown(14)

14.1	Code of Ethics(8)

21.1	List of company subsidiaries*

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference *

23.2	Consent of Gardere Wynne Sewell LLP, legal counsel (5)

24.1	Power of Attorney (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999

(2)	Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000

(4)	Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003

(5)	Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003

(7)	Incorporated by reference to the Current Report on Form 8-K filed December 3, 2003

(8)	Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004

(9)	Incorporated by reference to the Current Report on Form 8-K filed July 27, 2004

(10)	Incorporated by reference to the Current Report on Form 8-K filed June 1, 2005

(11)	Incorporated by reference to the registration statement filed on Form S-8 filed December 22, 2006

(12)	Incorporated by reference to the Current Report on Form 8-K filed November 6, 2006

(13)	Incorporated by reference to the Annual Report on Form 10-K filed March 14, 2007

(14)	Incorporated by reference to the Current Report on Form 8-K filed December 13, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC LIFE SCIENCES, INC., a Nevada corporation
Date: March 18, 2008	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard Clinton H. Howard	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 18, 2008
/s/ Steven E. Brown Steven E. Brown	Director, Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)	March 18, 2008
/s/ John W. Price John W. Price	Director and President	March 18, 2008
/s/ Kenneth L. Sabot Kenneth L. Sabot	Director and Senior Vice President-Operations	March 18, 2008
/s/ Paul R. Miller Paul R. Miller	Director and President- MPM Medical, Inc.	March 18, 2008
/s/ J. Ike Guest J. Ike Guest	Director	March 18, 2008
/s/ Joseph. P. Philipp Joseph P. Philipp	Director	March 18, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
RBC Life Sciences, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of RBC Life Sciences, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
LANE GORMAN TRUBITT, L.L.P.
Dallas, Texas
March 10, 2008

RBC Life Sciences, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$6,368,885	$3,219,503
Accounts receivable, net of allowance for doubtful accounts of $34,169 and $34,739, respectively	687,505	331,834
Inventories	4,725,372	2,651,082
Deferred income taxes	340,395	231,680
Prepaid expenses	305,960	499,267

Total current assets	12,428,117	6,933,366

Property and equipment, net of accumulated depreciation	4,078,035	3,584,415

Goodwill, net of accumulated amortization	2,302,226	2,219,297

Other intangible assets, net of accumulated amortization	151,758	194,173

Other assets	198,306	708,187

	$19,158,442	$13,639,438

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$1,932,158	$850,143
Accrued liabilities	2,498,682	1,165,247
Current maturities of long-term obligations	135,428	379,635
Lines of credit	—	100,000
Deferred revenue	4,323,316	2,503,638

Total current liabilities	8,889,584	4,998,663

Long-term obligations, less current maturities	2,196,468	2,543,964

Deferred income taxes	494,265	489,810

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.10 par value; authorized 20,000,000 shares; none outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 20,863,724 and 20,188,294 shares issued and outstanding in 2007 and 2006, respectively	20,864	20,188
Additional paid-in capital	13,086,182	12,916,035
Accumulated deficit	(5,720,001)	(7,412,250)
Accumulated other comprehensive income	191,080	83,028

	7,578,125	5,607,001

	$19,158,442	$13,639,438

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2007	2006	2005

Net sales	$27,028,529	$21,696,631	$19,360,982
Cost of sales	12,129,963	8,578,243	7,474,632

Gross profit	14,898,566	13,118,388	11,886,350

Operating expenses
General and administrative	9,142,624	8,564,448	7,224,260
Distributor commissions	2,522,978	2,978,336	3,212,996
Depreciation and amortization	334,445	609,311	578,871

Total operating expenses	12,000,047	12,152,095	11,016,127

Operating profit	2,898,519	966,293	870,223

Interest expense	209,770	252,175	251,465

Earnings before income taxes	2,688,749	714,118	618,758

Income tax expense	996,500	277,914	26,712

Net earnings	$1,692,249	$436,204	$592,046

Basic earnings per share	$0.08	$0.02	$0.03

Basic weighted average shares outstanding	20,396,420	20,163,544	20,056,294

Diluted earnings per share	$0.08	$0.02	$0.03

Diluted weighted average shares outstanding	22,206,382	22,047,152	21,499,438

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income	equity

Balance at January 1, 2005	20,056,294	$20,056	$12,789,978	$(8,440,500)	$58,088	$4,427,622

Other comprehensive income
Net earnings	—	—	—	592,046	—	592,046
Foreign currency translation adjustment	—	—	—	—	1,507	1,507

Total comprehensive income						593,553

Balance at December 31, 2005	20,056,294	20,056	12,789,978	(7,848,454)	59,595	5,021,175

Other comprehensive income
Net earnings	—	—	—	436,204	—	436,204
Foreign currency translation adjustment	—	—	—	—	23,433	23,433

Total comprehensive income						459,637

Exercise of common stock options	132,000	132	19,008	—	—	19,140

Stock-based compensation	—	—	107,049	—	—	107,049

Balance at December 31, 2006	20,188,294	20,188	12,916,035	(7,412,250)	83,028	5,607,001

Other comprehensive income
Net earnings	—	—	—	1,692,249	—	1,692,249
Foreign currency translation adjustment	—	—	—	—	108,052	108,052

Total comprehensive income						1,800,301

Exercise of common stock options	675,430	676	97,874	—	—	98,550

Stock-based compensation	—	—	72,273	—	—	72,273

Balance at December 31, 2007	20,863,724	$20,864	$13,086,182	$(5,720,001)	$191,080	$7,578,125

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2007	2006	2005

Cash flows from operating activities
Net earnings	$1,692,249	$436,204	$592,046

Adjustments to reconcile net earnings to net cash provided by operations
Depreciation and amortization	362,809	634,703	593,130
Losses on write off of note receivable and disposition of assets	535,249	169,501	—
Deferred income taxes	(104,260)	258,130	22,473
Stock-based compensation	72,273	107,049	—
Change in operating assets and liabilities
Accounts receivable	(355,671)	15,677	82,368
Inventories	(2,055,759)	730,040	(1,323,135)
Prepaid expenses	194,775	(122,895)	(60,293)
Other assets	(4,591)	(230,779)	(93,333)
Accounts payable, trade	1,076,737	(251,842)	387,268
Accrued liabilities	1,291,382	57,922	(53,845)
Deferred revenue	1,819,678	279,297	667,566

Net cash provided by operating activities	4,524,871	2,083,007	814,245

Cash flows from investing activities
Purchase of property and equipment	(827,884)	(488,345)	(111,186)
Proceeds from sale of assets	820	107,457	27,711

Net cash used in investing activities	(827,064)	(380,888)	(83,475)

Cash flows from financing activities
Exercise of common stock options	98,550	19,140	—
Net payments against lines of credit	(100,000)	(22,249)	(3,395)
Proceeds from long-term debt	—	—	400,000
Payments of long-term debt	(566,703)	(182,169)	(465,173)

Net cash used in financing activities	(568,153)	(185,278)	(68,568)

Effect of exchange rate changes on cash flows	19,728	4,696	(15,747)

Net increase in cash	3,149,382	1,521,537	646,455

Cash and cash equivalents at beginning of year	3,219,503	1,697,966	1,051,511

Cash and cash equivalents at end of year	$6,368,885	$3,219,503	$1,697,966

Supplemental cash flow disclosures
Interest paid	$212,662	$253,553	$238,497
Income taxes paid	45,947	25,056	3,284
Receivable recorded in connection with the sale of South Korea operations	—	520,000	—
Purchase of equipment by capital lease	—	—	18,495

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE A — NATURE OF OPERATIONS AND ORGANIZATION
RBC Life Sciences, Inc. (along with its subsidiaries, sometimes hereinafter referred to collectively as “RBC” or the “Company”) is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) under the RBC Life Sciences brand name. In certain markets, primarily the United States and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.” The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates. Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates.
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
In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) throughout the United States under the MPM Medical brand name. Medical Products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation - The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, RBC Life Sciences USA, Inc., RBC Life Sciences Canada, Inc., RBC Life Sciences Korea Co., Ltd. and MPM Medical, Inc. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time. At December 31, 2007 and 2006, $19,000 and $170,000 were held in a Canadian bank, respectively. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable - The Company’s accounts receivable arise in the normal course of business and primarily relate to sales of Medical Products to various businesses and individuals. Accounts receivable are generally due within 30, 45 or 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts.
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
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
The Company’s agreements with its third-party licensees generally provide that licensees pay a monthly royalty to the Company, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements. Royalties paid by licensees are recorded as sales and amounted to $2,039,000, $1,424,000 and $1,189,000 in 2007, 2006 and 2005, respectively.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Most commissions are paid to Associates monthly. The Company accounts for payments made to its Associates in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). In accordance with EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than a distributor commission expense. Associates earn rebates based on their personal monthly sales and the level at which they qualify under the Associate compensation plan. Associate rebates recorded as a reduction of sales were $619,000, $686,000 and $794,000 in 2007, 2006 and 2005, respectively.
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
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense. See Note L for further information.
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
Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term receivables and debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements. At December 31, 2006, fair value of the fixed-rate long term receivable, which the Company received in connection with the sale of RBC Korea as more fully described in Note N, approximated its carrying value of $520,000. This long term receivable was not outstanding at December 31, 2007. At December 31, 2007, fair value of the fixed-rate long-term debt was $2,445,000, which was $115,000 above the carrying value of $2,330,000. At December 31, 2006, fair value of the fixed-rate long-term debt was $2,763,000, which was $31,000 below the carrying value of $2,794,000.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
Advertising - Advertising expense is charged to operations when incurred. Advertising expenses were $261,000, $36,000 and $49,000 in 2007, 2006 and 2005, respectively.
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

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
New Accounting Pronouncements -
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial position, results of operations or cash flows.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 allows companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 would have on its consolidated financial position, results of operations or cash flows.
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires the expensing of acquisition-related costs as incurred. In addition, this standard requires additional disclosure of information surrounding a business combination. SFAS 141R becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 141R would have on its consolidated financial position, results of operations or cash flows.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The standard also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 160 would have on its consolidated financial position, results of operations or cash flows.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Reclassifications - Certain amounts in 2006 and 2005 have been reclassified to conform with the 2007 presentation.
NOTE C — ACCOUNTS RECEIVABLE
At December 31, 2007 and 2006, accounts receivable consist of the following:

	2007	2006

Accounts receivable
Trade	$692,969	$365,851
Other	28,705	722

Total	721,674	366,573
Less allowance for doubtful accounts	34,169	34,739

Net accounts receivable	$687,505	$331,834

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Beginning balance	$34,739	$32,586
Bad debt provision	4,041	3,020
Accounts written off	(4,611)	(867)

Ending balance	$34,169	$34,739

NOTE D — INVENTORIES
At December 31, 2007 and 2006, inventories consist of the following:

	2007	2006
Raw materials and bulk products	$573,625	$411,880
Packaging materials	509,541	422,063
Finished goods	3,642,206	1,817,139

	$4,725,372	$2,651,082

NOTE E — PREPAID EXPENSES
At December 31, 2007 and 2006 prepaid expenses consist of the following:

	2007	2006
Advance payments to suppliers	$179,844	$368,536
Prepaid insurance and other	126,116	130,731

Total	$305,960	$499,267

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE F — PROPERTY AND EQUIPMENT
At December 31, 2007 and 2006, property and equipment consist of the following:

	2007	2006
Building and improvements	$3,314,482	$2,775,109
Computer software and office equipment	1,567,381	3,050,784
Warehouse equipment	345,030	271,309
Automotive equipment	55,392	55,392
Leasehold improvements	22,120	18,758

	5,304,405	6,171,352
Less accumulated depreciation and amortization	2,367,543	3,728,110

	2,936,862	2,443,242
Land	1,141,173	1,141,173

	$4,078,035	$3,584,415

NOTE G — GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, the Company discontinued the amortization of goodwill on January 1, 2002. The Company measures its goodwill for impairment at the end of each year. No impairment losses have been recognized as a result of this testing.
At December 31, 2007 and 2006, goodwill was as follows:

	December 31, 2007		December 31, 2006
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	value	amortization	value	Amortization

Goodwill	$3,443,512	$(1,141,286)	$3,281,690	$(1,062,393)
At December 31, 2007 and 2006, other intangible assets consist of the following:

		December 31, 2007		December 31, 2006
	Average	Gross		Gross
	life	carrying	Accumulated	carrying	Accumulated
	(years)	value	amortization	value	amortization

Distribution contracts	8	$277,369	$(211,583)	$277,369	$(178,625)
Copyrights, trademarks and other registrations	19	99,100	(33,694)	99,100	(28,409)
Other	11	47,600	(27,034)	47,600	(22,862)

		$424,069	$(272,311)	$424,069	$(229,896)

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE G — GOODWILL AND OTHER INTANGIBLE ASSETS — continued
Amortization expense related to other intangible assets totaled approximately $42,000 for each of the years ended December 31, 2007 and 2006. The aggregate estimated amortization expense for other intangible assets remaining as of December 31, 2007 is as follows:

2008	$42,407
2009	24,049
2010	21,626
2011	13,792
2012	5,957
Thereafter	43,927

$151,758

NOTE H — ACCRUED LIABILITIES
At December 31, 2007 and 2006 accrued liabilities consist of the following:

	2007	2006
Distributor commissions	$362,900	$415,474
Income taxes	1,052,813	—
Salaries and wages	850,855	556,058
Sales and property taxes	57,908	73,060
Interest	15,064	20,312
Other	159,142	100,343

Total	$2,498,682	$1,165,247

NOTE I — LINES OF CREDIT
The Company maintains a $500,000 line of credit with a bank. Borrowings under this line of credit bear interest at prime, which was 7.25% at December 31, 2007, and are limited to a borrowing base, as defined. The borrowing base, which was $500,000 at December 31, 2007, is calculated as a specified percentage of eligible collateral up to a maximum of $500,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. There were no borrowings outstanding under this line at December 31, 2007.
During 2007, the Company paid off a $100,000 line of credit borrowing that was outstanding at December 31, 2006. This line of credit arrangement was not renewed.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE J — LONG-TERM OBLIGATIONS
At December 31, 2007 and 2006 long-term obligations consist of the following:

	2007	2006

Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,330,130	$2,453,855

Note payable to bank bearing interest at 7.96%	—	339,848

Convertible notes (original amount $730,000) bearing interest at 10%, convertible into common stock based on a per share conversion price of $1.32 (there were no conversions in 2007 or 2006)	—	121,500

Capital lease obligation	1,766	8,396

	2,331,896	2,923,599
Less — current maturities	135,428	379,635

	$2,196,468	$2,543,964

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease has a term ending in 2008 and an interest rate approximating 10%.
Long-term obligation payments payable in the next five years are as follows:

December 31,	Debt	Capital lease
2008	$133,662	$1,796
2009	144,397	—
2010	155,994	—
2011	168,522	—
2012	182,056	—
Thereafter	1,545,499	—

	2,330,130	1,796
Less amount representing interest	—	30
Less current maturities	133,662	1,766

	$2,196,468	$—

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE K — STOCK-BASED COMPENSATION
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
Other stock options
The Company has also granted employee stock options outside of the plans described above. Under these arrangements, as of December 31, 2007, the Company had granted non-qualified options to purchase 400,000 shares of common stock.
Stock option accounting
On January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. Under this method, results of operations for prior periods were not restated. Stock-based compensation expense recognized in 2007 and 2006 includes options granted prior to but not vested as of December 31, 2005, and options granted on or after January 1, 2006.
In accordance with SFAS 123R, stock-based compensation expense for 2007 and 2006 was approximately $72,000 and $107,000, respectively, and is classified as a general and administrative expense. Tax benefits related to this expense were immaterial because virtually all stock-based compensation resulted from grants of ISOs. In accordance with SFAS No. 109, Accounting for Income Taxes, no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. In accordance with SFAS 123R, the Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no material excess tax benefits in 2007 and 2006.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE K — STOCK-BASED COMPENSATION — continued
Fair value
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005 (1)

Weighted average expected life (years)	8.7	9.0	—
Risk-free interest rate	4.29%	4.72%	—%
Expected volatility	136.79%	138.31%	—%
Expected dividend yield	0.0%	0.0%	—%

(1)	There were no option grants during this period.
The weighted average expected life is based on the option term. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. Expected volatility is based on historical volatility rates. Expected dividend yield is 0.0% since the Company has no history of paying dividends and currently has no plans to do so.
Stock option activity
A summary of stock option activity for the three years ended December 31, 2007 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2005	3,607,000	$0.22
Granted	—	—
Exercised	—	—
Forfeited/Canceled	(42,000)	0.77

Outstanding on December 31, 2005	3,565,000	0.21
Granted	524,150	0.41
Exercised	(132,000)	0.15
Forfeited/Canceled	(200,000)	0.74

Outstanding on December 31, 2006	3,757,150	0.22
Granted	512,950	0.80
Exercised	(675,430)	0.15
Forfeited/Canceled	(99,720)	0.17

Outstanding on December 31, 2007	3,494,950	$0.32	4.7	$1,760,779

Exercisable on December 31, 2007	2,628,410	$0.25	3.9	$1,499,276

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE K — STOCK-BASED COMPENSATION — continued
A summary of the status of the Company’s non-vested stock options as of December 31, 2007, and changes during the year then ended, is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options January 1, 2007	1,109,370	$0.15
Non-vested stock options granted	483,550	0.77
Vested stock options	(635,330)	0.14
Forfeited stock options	(91,050)	0.16

Non-vested stock options at December 31, 2007	866,540	0.50

Additional information related to stock options granted, vested and exercised for the three years ended December 31, 2007 is a follows:

	Year Ended December 31,
	2007	2006	2005

Grant date fair value of stock options granted	$394,779	$208,064	$—
Grant date fair value of stock options vested	112,507	107,049	81,041
Intrinsic value of stock options exercised	481,030	67,980	—
As of December 31, 2007, there was approximately $413,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 4.6 years.
The following table illustrates the effect on net earnings and earnings per share if, for the year ended December 31, 2005, the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS 123 to stock-based employee compensation:

Year Ended December 31,
2005
Net earnings, as reported	$592,046
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax expense	(81,041)

Pro forma net earnings	$511,005

Earnings per share — basic and diluted
As reported	$0.03
Pro forma	0.02

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE L — INCOME TAXES
The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal income tax expense at statutory rate	$914,175	$242,800	$210,378

State income taxes, net of federal benefit	(3,309)	26,636	22,914
Stock-based compensation	21,554	36,221	—
Effect of foreign operations, net of foreign tax credits	(6,775)	(10,578)	(3,687)
Change in valuation allowance	69,284	—	(209,348)
Other, net	1,571	(17,165)	6,455

Income tax expense	$996,500	$277,914	$26,712

Deferred tax assets and liabilities at December 31, 2007 and 2006 are comprised of the following:

	December 31,
	2007	2006
Deferred tax assets related to:
Inventories	$327,765	$217,413
Accounts receivable and other assets	11,959	12,853
Accrued liabilities	32,646	11,527
Tax loss and tax credit carryforwards	105,046	93,246
Other	3,357	1,150

	480,773	336,189
Valuation allowance	(117,484)	(48,200)

Net deferred tax assets	363,289	287,989

Deferred tax liabilities related to:
Property and equipment	(148,792)	(209,754)
Intangible assets	(368,367)	(336,365)

Deferred tax liabilities	(517,159)	(546,119)

Net deferred tax liabilities	$(153,870)	$(258,130)

Net current deferred tax assets	$340,395	$231,680
Net long-term deferred tax liabilities	(494,265)	(489,810)

	$(153,870)	$(258,130)

The Company’s valuation allowance relates to deferred tax assets of its Canadian subsidiary. This valuation allowance was increased approximately $69,000 during 2007 as it was determined more likely than not that the related deferred tax assets will not be realized.
The Company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2007, the Company had no unrecognized tax benefits.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE L — INCOME TAXES — continued
Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$1,100,760	$19,784	$4,239
Foreign	—	—	—
Deferred
Federal	(104,260)	284,528	22,473
Foreign	—	(26,398)	—

Income tax expense	$996,500	$277,914	$26,712

NOTE M — COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2011. Rental expense under non-cancelable operating leases totaled $198,000, $450,000 and $219,000 in 2007, 2006 and 2005, respectively. Future minimum payments under non-cancelable operating leases are as follows:

December 31,
2008	$197,064
2009	190,061
2010	91,211
2011	16,788

$495,124

Employee Arrangements
In December 2007, the Company entered into employment agreements with five of its key executives for a two-year term ending December 31, 2009. Also in December 2007, the Company entered into an employment agreement with its President for a four-year term ending December 6, 2011. Each of these agreements automatically renew for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term. These agreements provide for a minimum base salary and additional cash incentive compensation if certain performance measures are attained. In addition, these agreements provide that if employment is terminated as a result of a change of control of the Company, as defined, the Company will be required to pay a severance payment in an amount equal to the greater of the annual base salary or the base salary for the remaining term, in addition to other compensation due under the terms of the agreement. These agreements also provide that if employment is terminated for certain other reasons set forth in the agreement, the Company will be required to pay a severance payment in an amount equal to one-half of the annual base salary, in addition to other compensation due under the terms of the agreement. In connection with the employment of its President in October 2007, the Company granted him a nine-year option to purchase 200,000 shares of the Company’s common stock at $0.77 per share, which was the market price of the common stock on the date of grant. This option vests ratably over a five-year period.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE M — COMMITMENTS AND CONTINGENCIES — continued
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
The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees in the U. S. who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes discretionary matching contributions equal to ten percent of the employees’ contributions. Total matching contributions made by the Company during 2007, 2006 and 2005 were approximately $17,000, $19,000 and $16,000, respectively.
Litigation
The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.
NOTE N — SOUTH KOREA OPERATIONS
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
In accordance with the terms of the sale agreement, Merry Key paid the Company $100,000 in cash at closing and agreed to pay an additional $685,000 in monthly installments, the amount of each installment being the greater of $5,000 or 10% of previous month net sales. The $685,000 receivable, which was included in “Other assets” in the accompanying consolidated balance sheet as of December 31, 2006, was non-interest bearing and had a fair value of $520,000 at the date of sale based on anticipated cash flows and an imputed interest rate of 10.75%. Based on its ongoing evaluation of the financial condition of Merry Key, the Company concluded that this receivable was uncollectible as of December 31, 2007. Accordingly, the Company recorded an aggregate charge of $516,000 during 2007 in connection with this write off. In addition, the Company terminated its license agreement with Merry Key.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE O — SEGMENTS AND GEOGRAPHIC AREA
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
The Medical Products segment markets a line of approximately 28 wound care products in the United States under the MPM Medical brand name. The wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.
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
Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2007
Net sales	$22,523	$4,506	$27,029
Depreciation and amortization	272	91	363
Operating profit	2,645	254	2,899
Capital expenditures	806	22	828
Total assets	17,309	1,849	19,158

Year ended December 31, 2006
Net sales	$17,937	$3,760	$21,697
Depreciation and amortization	581	54	635
Operating profit	422	544	966
Capital expenditures	486	2	488
Total assets	12,543	1,096	13,639

Year ended December 31, 2005
Net sales	$16,527	$2,834	$19,361
Depreciation and amortization	552	41	593
Operating profit	593	277	870
Capital expenditures	111	—	111
Total assets	11,259	1,552	12,811

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE O — SEGMENTS AND GEOGRAPHIC AREA — continued
Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2007, 2006 and 2005 is listed below (in thousands):

	Net sales	Long-lived assets
Year ended December 31, 2007
Domestic	$10,011	$6,133
Former Soviet Union	14,950	—
Canada	1,382	597
South Korea	14	—
All others	672	—

Totals	$27,029	$6,730

Year ended December 31, 2006
Domestic	$10,101	$6,201
Former Soviet Union	8,644	—
Canada	1,608	505
South Korea	587	—
All others	757	—

Totals	$21,697	$6,706

Year ended December 31, 2005
Domestic	$10,345	$6,097
Former Soviet Union	6,677	—
Canada	1,987	515
South Korea	—	72
All others	352	—

Totals	$19,361	$6,684

Significant Customers
The Company recorded sales to CCI, a licensee of the Company, in the amount of $14,950,000, $8,644,000 and $6,677,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These sales accounted for more than ten percent of net sales in these years. In no other case did a customer of the Company account for more than ten percent of net sales for the years ended December 31, 2007, 2006 or 2005.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE P — EARNINGS PER SHARE
Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share
Year ended December 31, 2007
Basic earnings per common share	$1,692,249	20,396,420	$0.08
Effect of dilutive stock options	—	1,809,962

Diluted earnings per common share	$1,692,249	22,206,382	$0.08

Year ended December 31, 2006
Basic earnings per common share	$436,204	20,163,544	$0.02
Effect of dilutive stock options	—	1,883,608

Diluted earnings per common share	$436,204	22,047,152	$0.02

Year ended December 31, 2005
Basic earnings per common share	$592,046	20,056,294	$0.03
Effect of dilutive stock options	—	1,443,144

Diluted earnings per common share	$592,046	21,499,438	$0.03

For 2007, 2006 and 2005, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 812,950, 400,000 and 300,000, respectively.
The assumed conversion of the convertible notes would have an anti-dilutive effect on diluted earnings per common share for 2007, 2006 and 2005 and accordingly were excluded from the computation.
NOTE Q — RELATED PARTY TRANSACTIONS
Debt Guarantees - Mr. Howard has guaranteed a mortgage note of the Company, which note amounted to $2,330,000 at December 31, 2007. Mr. Howard has also guaranteed a $500,000 line of credit of the Company that had no borrowings outstanding at December 31, 2007.
Customer Arrangement - In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement. In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement. The Company recorded sales to CCI in the amount of $14,950,000, $8,644,000 and $6,677,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Pursuant to the license agreement between CCI and the Company, CCI paid royalties to the Company for the years ended December 31, 2007, 2006 and 2005 in the amount of $2,025,000, $1,409,000 and $1,169,000, respectively, which are recorded as sales. The president of CCI beneficially owns approximately 20% of the Company’s outstanding common stock and was a member of the Company’s Board of Directors until June 2004.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2007 and 2006 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2007:
Net sales	$5,392	$7,148	$7,857	$6,632
Gross profit	3,304	3,793	4,156	3,646
Net earnings(1)	325	510	672	185
Basic earnings per share	0.02	0.03	0.03	0.01
Diluted earnings per share	0.02	0.02	0.03	0.01

2006:
Net sales	$4,809	$6,203	$5,405	$5,280
Gross profit	3,256	3,574	3,103	3,185
Net earnings (loss)	(39)	293	80	102
Basic earnings (loss) per share	(0.00)	0.01	0.00	0.01
Diluted earnings (loss) per share	(0.00)	0.01	0.00	0.00

(1)
As described in Note N, the Company recorded an aggregate charge of $516,000, or $335,000 net of tax, during 2007 to write off the note receivable received in connection with the sale of South Korean operations in 2006. Of this charge, $87,000 net of tax and $248,000 net of tax, was recorded in the third quarter and fourth quarter of 2007, respectively.

Exhibit Index

Exhibit Number	Description

10.12	Line of Credit Promissory Note, dated November 1, 2007, in the principal amount of $500,000, executed by RBC Life Sciences, Inc. in favor of Independent Bank of Texas

10.13	Business Loan Agreement, dated November 1, 2007, between RBC Life Sciences, Inc. and Independent Bank of Texas, associated with $500,000 Line of Credit Promissory Note

21.1	List of company subsidiaries

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002