Form 10-Q
period 2008-03-31
RBC LIFE SCIENCES, INC.
filed 2008-05-09
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (Check one). ☐ YES ☑ NO
Number of shares of common stock, par value $0.001, outstanding at April 15, 2008:
21,242,664

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,729,735	$6,368,885
Accounts receivable, net	392,156	687,505
Inventories	4,945,662	4,725,372
Deferred income taxes	341,395	340,395
Prepaid expenses	358,633	305,960

Total current assets	11,767,581	12,428,117

Property and equipment, net	4,077,549	4,078,035

Goodwill, net	2,281,305	2,302,226

Intangible assets, net	141,155	151,758

Other assets	204,874	198,306

	$18,472,464	$19,158,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,779,147	$1,932,158
Accrued liabilities	1,245,895	2,498,682
Current maturities of long-term obligations	136,268	135,428
Deferred revenue	4,687,047	4,323,316

Total current liabilities	7,848,357	8,889,584

Long-term obligations, less current maturities	2,161,408	2,196,468

Deferred income taxes	467,474	494,265

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,242,664 and 20,863,724 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	21,243	20,864
Additional paid-in capital	13,171,355	13,086,182
Accumulated deficit	(5,365,142)	(5,720,001)
Accumulated other comprehensive income	167,769	191,080

	7,995,225	7,578,125

	$18,472,464	$19,158,442

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,
	2008	2007

Net sales	$6,347,691	$5,392,052

Cost of sales	2,844,902	2,087,737

Gross profit	3,502,789	3,304,315

Operating expenses:
General and administrative	2,252,753	1,966,856
Distributor commissions	557,647	654,890
Depreciation and amortization	80,787	90,218

Total operating expenses	2,891,187	2,711,964

Operating profit	611,602	592,351

Interest expense	44,743	59,210

Earnings before income taxes	566,859	533,141

Provision for income taxes	212,000	208,000

Net earnings	$354,859	$325,141

Earnings per share:
Basic	$0.02	$0.02
Diluted	0.02	0.02

Weighted average common shares outstanding:
Basic	21,114,437	20,188,294
Diluted	22,572,680	21,556,552
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,
	2008	2007

Cash flows from operating activities:
Net earnings	$354,859	$325,141
Adjustment for non-cash items:
Depreciation and amortization	88,777	96,084
Stock-based compensation	29,428	19,852
Deferred income taxes	(30,000)	(55,518)
Change in operating assets and liabilities:
Accounts receivable	295,369	(318,195)
Inventories	(225,236)	(357,346)
Prepaid expenses	(52,945)	(347,778)
Other assets	(6,947)	145
Accounts payable and accrued liabilities	(1,400,444)	582,205
Deferred revenue	363,731	895,787

Net cash provided (used) by operating activities	(583,408)	840,377

Cash flows from investing activities:
Purchase of property and equipment	(79,235)	(25,920)

Net cash used by investing activities	(79,235)	(25,920)

Cash flows from financing activities:
Net payments of lines of credit	—	(100,000)
Payments of long-term obligations	(34,220)	(129,235)
Proceeds from the exercise of stock options	56,124	—

Net cash provided (used) by financing activities	21,904	(229,235)

Effect of exchange rate changes on cash flows	1,589	1,192

Net increase (decrease) in cash and cash equivalents	(639,150)	586,414

Cash and cash equivalents, beginning of period	6,368,885	3,219,503

Cash and cash equivalents, end of period	$5,729,735	$3,805,917

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Unaudited Condensed Consolidated Financial Statements:
The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), previously filed with the Securities and Exchange Commission.
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
In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) throughout the U.S. under the MPM Medical brand name. Medical Products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.

Note C — Inventories:
Inventories at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Raw materials and bulk products	$479,492	$573,625
Packaging materials	520,408	509,541
Finished goods	3,945,762	3,642,206

	$4,945,662	$4,725,372

Note D — Prepaid Expenses:
Prepaid expenses at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Advance payment to suppliers	$256,604	$179,844
Prepaid insurance and other	102,029	126,116

	$358,633	$305,960

Note E — Property and Equipment:
Property and equipment at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Building and improvements	$3,363,556	$3,314,482
Computer software and office equipment	1,588,685	1,567,381
Warehouse equipment	341,850	345,030
Automotive equipment	55,392	55,392
Leasehold improvements	21,272	22,120

	5,370,755	5,304,405
Less — accumulated depreciation	(2,434,379)	(2,367,543)

	2,936,376	2,936,862
Land	1,141,173	1,141,173

	$4,077,549	$4,078,035

Note F — Goodwill and Other Intangible Assets:
The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	March 31, 2008		December 31, 2007
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	value	amortization	value	amortization

Goodwill	$3,402,689	$(1,121,384)	$3,443,512	$(1,141,286)

Other intangible assets consist of the following:

		March 31, 2008		December 31, 2007
	Average	Gross		Gross
	life	carrying	Accumulated	carrying	Accumulated
	(years)	value	amortization	value	amortization

Distribution contracts	8	$277,369	$(219,822)	$277,369	$(211,583)
Copyrights, trademarks and other registrations	19	99,100	(35,015)	99,100	(33,694)
Other	11	47,600	(28,077)	47,600	(27,034)

		$424,069	$(282,914)	$424,069	$(272,311)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended March 31, 2008 and 2007. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2008 is as follows:

Remainder of 2008	$31,804
2009	24,049
2010	21,626
2011	13,792
2012	5,957
Thereafter	43,927

Total	$141,155

Note G — Accrued Liabilities:
Accrued liabilities at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Salaries and wages	$451,499	$850,855
Income taxes	217,858	1,052,813
Distributor commissions	342,507	362,900
Sales and property taxes	57,281	57,908
Interest	14,839	15,064
Other	161,911	159,142

	$1,245,895	$2,498,682

Note H — Share-Based Compensation:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. As a result, the Company records compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation expense for the quarters ended March 31, 2008 and 2007 were approximately $29,400 and $19,900, respectively. Share-based compensation is classified as a general and administrative expense. There were no tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31,
	2008	2007(1)

Weighted average expected life (years)	9.0	—
Risk-free interest rate	3.77%	—
Expected volatility	138.57%	—
Expected dividend yield	0.0%	—

(1)	There were no option grants during this period.
A summary of stock option activity for the quarter ended March 31, 2008 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2008	3,494,950	$0.32
Granted	100,000	0.71
Exercised	(378,940)	0.15
Forfeited/canceled	—	—

Outstanding on March 31, 2008	3,216,010	$0.35	4.6	$1,066,122

Exercisable on March 31, 2008	2,249,470	$0.27	3.5	$886,717

A summary of the status of the Company’s non-vested stock options as of March 31, 2008, and changes during the three months then ended, is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2008	866,540	$0.50
Non-vested stock options granted	100,000	0.69
Vested stock options	—	—
Forfeited stock options	—	—

Non-vested stock options at March 31, 2008	966,540	0.52

As of March 31, 2008, there was approximately $452,000 of total unrecognized compensation cost related to stock option grants.

Note I — Long-Term Obligations and Credit Lines:
At March 31, 2008 and December 31, 2007 long-term obligations consist of the following:

	March 31, 2008	December 31, 2007
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,297,676	$2,330,130

Capital lease obligation	—	1,766

	2,297,676	2,331,896
Less — current maturities	(136,268)	(135,428)

	$2,161,408	$2,196,468

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease had a term ending in March 2008 and an interest rate approximating 10%.
The Company maintains a $500,000 line of credit with a bank. Borrowings under this line of credit bear interest at prime, which was 5.25% at March 31, 2008, and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $500,000 at March 31, 2008, is calculated as a specified percentage of eligible collateral up to a maximum of $500,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. There were no borrowings outstanding under this credit line as of March 31, 2008.
Note J — Segments and Geographic Area:
The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products. The Nutritional Products segment markets a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. Nutritional Products are marketed under the RBC Life Sciences brand name. These products are distributed by a network of independent Associates in certain markets, primarily the U.S. and Canada, and by licensees in certain other international markets. For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates. The Medical Products segment markets a line of approximately 28 wound care products in the United States under the MPM Medical brand name. The wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers and pharmaceutical distributors. MPM’s Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.
The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended March 31, 2008
Net sales	$4,986	$1,362	$6,348
Depreciation and amortization	65	24	89
Operating profit	569	43	612
Capital expenditures	79	—	79
Total assets	17,026	1,446	18,472

Quarter ended March 31, 2007
Net sales	$4,360	$1,032	$5,392
Depreciation and amortization	72	24	96
Operating profit	466	126	592
Capital expenditures	26	—	26
Total assets	13,575	1,663	15,238
Financial information summarized geographically for the quarters ended March 31, 2008 and 2007 is listed below (in thousands):

	Quarter Ended March 31, 2008		Quarter Ended March 31, 2007
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,538	$6,133	$2,551	$6,132
Former Soviet Union	3,376	—	2,334	—
Canada	289	572	353	509
All others	145	—	154	—

Totals	$6,348	$6,705	$5,392	$6,641

Significant Customers
The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $3,376,000 and $2,334,000 during the quarters ended March 31, 2008 and 2007, respectively. During the quarter ended March 31, 2008, the Company recorded sales of Medical Products to a medical/surgical dealer in the amount of $824,000. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2008 and 2007.
Note K — Earnings Per Share:
Summarized basic and diluted earnings per common share was calculated as follows:

		Weighted
		Average
	Net Earnings	Shares	Per Share
Quarter ended March 31, 2008
Basic earnings per common share	$354,859	21,114,437	$0.02
Effect of dilutive stock options	—	1,458,243

Diluted earnings per common share	$354,859	22,572,680	$0.02

Quarter ended March 31, 2007
Basic earnings per common share	$325,141	20,188,294	$0.02
Effect of dilutive stock options	—	1,368,258

Diluted earnings per common share	$325,141	21,556,552	$0.02

The number of stock options that were outstanding, but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 611,750 and 400,000 for the quarters ended March 31, 2008 and 2007, respectively.
As of March 31, 2007, the Company had outstanding convertible notes in the amount $121,500, which notes were convertible into common stock based on a per share conversion price of $1.32. The assumed conversion of these convertible notes would have had an anti-dilutive effect on diluted earnings per common share for the quarter ended March 31, 2007 and accordingly were excluded from the computation.
Note L — Comprehensive Income:
Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarters Ended March 31,
	2008	2007

Net earnings	$354,859	$325,141
Other comprehensive income (loss):
Foreign currency translation adjustment	(23,311)	7,134

Comprehensive income	$331,548	$332,275

Note M — Legal Proceedings:
The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2007 Form 10-K.
FORWARD-LOOKING STATEMENTS
The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2007 Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Please consider our forward-looking statements in light of those risks as you read this report.
OVERVIEW
We operate in two industry segments, Nutritional Products and Medical Products.
•
Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) fitness products and (iii) skin care products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In certain markets, principally in the U.S. and Canada, we distribute Nutritional Products directly through a network of independent Associates. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•
Through the Medical Products segment, we distribute wound care products. These products are distributed in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. MPM’s Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2008		2007
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,465	23%	$1,873	35%
Licensees	3,521	56%	2,487	46%

	4,986	79%	4,360	81%

Medical Products	1,362	21%	1,032	19%

	$6,348	100%	$5,392	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2008	2007
United States	80%	81%
Canada	20	19

	100%	100%

Net sales through the Associate network channel have declined primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations — Quarter ended March 31, 2008 compared with quarter ended March 31, 2007.”
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
Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 96% and 94% of licensee net sales in the quarters ended March 31, 2008 and 2007, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 20% of our outstanding common stock.
Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.
This segment’s largest customer, a medical/surgical dealer, accounted for 61% and 50% of Medical Products net sales in the quarters ended March 31, 2008 and 2007, respectively.
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
Management believes that there have been no significant changes during the quarter ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	44.8	38.7

Gross profit	55.2	61.3
Operating expenses:
General and administrative	35.5	36.5
Distributor commissions	8.8	12.1
Depreciation and amortization	1.3	1.7

Total operating expenses	45.6	50.3

Operating profit	9.6	11.0
Interest expense	0.7	1.1

Earnings before income taxes	8.9	9.9
Provision for income taxes	3.3	3.9

Net earnings	5.6%	6.0%

Quarter ended March 31, 2008 compared with quarter ended March 31, 2007
Net sales. Net sales for the quarter ended March 31, 2008 were $6,348,000 compared with net sales for the prior year of $5,392,000, an increase of $956,000 or 18%. This increase was due to a $626,000 increase in net sales of Nutritional Products and a $330,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $1,034,000 while net sales of Nutritional Products to our Associate network decreased $408,000.
Associate Network. Net sales in the North American market declined approximately $408,000 during the first quarter of 2008. We attribute this decrease mainly to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During the first quarter of 2008, we introduced a new product, implemented new marketing programs and modified existing marketing programs in our continuing effort to encourage greater levels of sponsorship by the Associate network in North America. While we believe these marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.
Licensees. The growth in net sales to our licensees is the result of the growth of CCI. Sales to CCI increased $1,042,000 in the first quarter of 2008. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $6,081,000 and $5,343,000 at March 31, 2008 and 2007, respectively.
Medical products. The growth in net sales of Medical Products is related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment. Sales to this customer, which distributes wound care products to the nursing home market, increased $313,000 during the first quarter of 2008 compared to the first quarter of 2007. We attribute this distributor’s sales increase to the increase of its nursing home customer base, which was achieved through expansion of its sales force.

Cost of sales. Cost of sales for the quarter ended March 31, 2008 was $2,845,000 compared with cost of sales in the first quarter of 2007 of $2,088,000, an increase of $757,000 or 36%. As a percentage of net sales, cost of sales was 45% in the first quarter of 2008 and 39% in the first quarter of 2007. As a percentage of net sales, gross profit decreased 6% mainly because of a change in sales mix. During the first quarter of 2008, a smaller percentage of our sales was contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin. In addition, the mix of products sold to licensees in the first quarter of 2008 had a lower gross margin than the mix of products sold to licensees in the first quarter of 2007.
General and administrative. General and administrative expenses for the quarter ended March 31, 2008, were $2,253,000 compared with expenses in the first quarter of 2007 of $1,967,000, an increase of $286,000 or 15%. This increase was mainly attributable to marketing expenses associated with Medical Products sales, and salaries and benefits required to support our sales growth in both of our industry segments. As a percentage of net sales, general and administrative expenses were 36% and 37% in the quarters ended March 31, 2008 and 2007, respectively.
Distributor commissions. Distributor commissions for the quarter ended March 31, 2008 were $558,000 compared with distributor commissions in the same quarter of 2007 of $655,000, a decrease of $97,000 or 15%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased to approximately 33% in the first quarter of 2008 compared to 32% in the same period in 2007. On a consolidated basis, distributor commissions as a percentage of net sales declined to 9% in the first quarter of 2008 compared with 12% in the first quarter of 2007. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a provision for income taxes of $212,000 during the quarter ended March 31, 2008 based on our estimate of the effective annual income tax rate.
Net earnings. As a result of the factors described above, the net earnings for the quarter ended March 31, 2008 were $355,000, or $0.02 per share, compared with net earnings in the first quarter of 2007 of $325,000, or $0.02 per share.
LIQUIDITY AND CAPITAL RESOURCES
Cash and working capital. During the quarter ended March 31, 2008, we had a net decrease in cash of $639,000 compared with a net increase in cash of $586,000 in the first quarter of 2007. At March 31, 2008, we had working capital of $3,919,000, a $381,000 increase from working capital at December 31, 2007 of $3,539,000. The reasons for these changes in cash and working capital are described below.
Operating activities. In the first quarter of 2008, our operating activities used cash flows of $583,000. In the first quarter of 2007, our operating activities provided cash flows of $840,000. The use of cash by operating activities during the first quarter of 2008 resulted from our payment of approximately $1.1 million related to our 2007 federal income tax liability. In accordance with Internal Revenue Service regulations regarding the timing of estimated tax payments, we were not required to make any significant estimated tax payments related to our 2007 income tax liability until the first quarter of 2008. For 2008, we are required to make quarterly estimated income tax payments with respect to 2008 earnings. In the first quarter of 2008, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $443,000 compared with $386,000 in the first quarter of 2007.
Investing activities. During the first quarter of 2008, we used cash of $79,000 related to the purchase of property and equipment.
Financing activities. During the first quarter of 2008, we used cash of $34,000 to repay long-term debt and received $56,000 in proceeds from the exercise of employee stock options. We maintain a $500,000 line of credit arrangement with a bank, none of which was used as of March 31, 2008.

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
During the second quarter of 2008, we anticipate the completion of a project to affect certain improvements and repairs of our headquarters building at a cost of approximately $200,000. The improvements relate mainly to improvements in the building drainage system. Other than the foregoing, we have no plans or requirements for any significant capital expenditures during the next 12 months.
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
Foreign exchange
We have foreign-based operations in Canada that accounted for 5% of net sales during the first quarter of 2008 and during fiscal 2007. We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $105,000 to our Canadian operations at March 31, 2008, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $10,500.
Interest rates
Our line of credit arrangement may expose us to fluctuations in interest rates. At March 31, 2008, we maintained a $500,000 line of credit arrangement that provides for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. We had no borrowings outstanding against this credit line as of March 31, 2008.
ITEM 4. Controls and Procedures.
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
None
ITEM 1A. Risk Factors.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2007 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing of the 2007 Form 10-K.
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

RBC Life Sciences, Inc. Registrant
Date: May 9, 2008	By:	/s/ Clinton H. Howard
Its: Chief Executive Officer

Date: May 9, 2008	By:	/s/ Steven E. Brown
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