Form 10-Q
period 2008-06-30
RBC LIFE SCIENCES, INC.
filed 2008-08-13
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (Check one). ☐ YES ☑ NO
Number of shares of common stock, par value $0.001, outstanding at July 31, 2008:
21,242,664

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,372,951	$6,368,885
Accounts receivable, net	645,754	687,505
Inventories	5,701,702	4,725,372
Deferred income taxes	400,395	340,395
Prepaid expenses	811,225	305,960

Total current assets	12,932,027	12,428,117

Property and equipment, net	4,187,882	4,078,035

Goodwill, net	2,285,942	2,302,226

Intangible assets, net	130,552	151,758

Other assets	198,934	198,306

	$19,735,337	$19,158,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,894,846	$1,932,158
Accrued liabilities	1,086,825	2,498,682
Current maturities of long-term obligations	138,926	135,428
Deferred revenue	5,736,004	4,323,316

Total current liabilities	8,856,601	8,889,584

Long-term obligations, less current maturities	2,125,664	2,196,468

Deferred income taxes	442,984	494,265

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,242,664 and 20,863,724 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	21,243	20,864
Additional paid-in capital	13,203,871	13,086,182
Accumulated deficit	(5,088,670)	(5,720,001)
Accumulated other comprehensive income	173,644	191,080

	8,310,088	7,578,125

	$19,735,337	$19,158,442

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended June 30,
	2008	2007

Net sales	$6,886,775	$7,147,513

Cost of sales	3,190,209	3,354,181

Gross profit	3,696,566	3,793,332

Operating expenses:
General and administrative	2,551,430	2,200,004
Distributor commissions	560,100	643,263
Depreciation and amortization	84,473	83,955

Total operating expenses	3,196,003	2,927,222

Operating profit	500,563	866,110

Interest expense	44,091	53,951

Earnings before income taxes	456,472	812,159

Provision for income taxes	180,000	302,000

Net earnings	$276,472	$510,159

Earnings per share:
Basic	$0.01	$0.03
Diluted	0.01	0.02

Weighted average common shares outstanding:
Basic	21,242,664	20,265,961
Diluted	22,943,569	22,498,525
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Net sales	$13,234,466	$12,539,565

Cost of sales	6,035,111	5,441,918

Gross profit	7,199,355	7,097,647

Operating expenses:
General and administrative	4,804,182	4,166,860
Distributor commissions	1,117,748	1,298,153
Depreciation and amortization	165,260	174,173

Total operating expenses	6,087,190	5,639,186

Operating profit	1,112,165	1,458,461

Interest expense	88,834	113,161

Earnings before income taxes	1,023,331	1,345,300

Provision for income taxes	392,000	510,000

Net earnings	$631,331	$835,300

Earnings per share:
Basic	$0.03	$0.04
Diluted	0.03	0.04

Weighted average common shares outstanding:
Basic	21,178,551	20,227,127
Diluted	22,920,405	22,109,002
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$631,331	$835,300
Adjustment for non-cash items:
Depreciation and amortization	181,723	187,771
Stock-based compensation	61,945	38,055
Deferred income taxes	(113,000)	(140,000)
Change in operating assets and liabilities:
Accounts receivable	41,773	(406,491)
Inventories	(980,283)	(1,081,380)
Prepaid expenses	(505,491)	(85,956)
Other assets	(924)	(6,005)
Accounts payable and accrued liabilities	(1,445,407)	1,815,285
Deferred revenue	1,412,688	(119,016)

Net cash provided (used) by operating activities	(715,645)	1,037,563

Cash flows from investing activities:
Purchase of property and equipment	(271,554)	(92,673)

Net cash used by investing activities	(271,554)	(92,673)

Cash flows from financing activities:
Net payments of lines of credit	—	(100,000)
Payments of long-term obligations	(67,306)	(223,096)
Proceeds from the exercise of stock options	56,123	33,785

Net cash used by financing activities	(11,183)	(289,311)

Effect of exchange rate changes on cash flows	2,448	8,410

Net increase (decrease) in cash and cash equivalents	(995,934)	663,989

Cash and cash equivalents, beginning of period	6,368,885	3,219,503

Cash and cash equivalents, end of period	$5,372,951	$3,883,492

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
In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) under the MPM Medical brand name. Medical Products are distributed mainly in the U. S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.

Note C — Inventories:
Inventories at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Raw materials and bulk products	$520,185	$573,625
Packaging materials	527,172	509,541
Finished goods	4,654,345	3,642,206

	$5,701,702	$4,725,372

Note D — Prepaid Expenses:
Prepaid expenses at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Advance payment to suppliers	$484,100	$179,844
Prepaid insurance and other	327,125	126,116

	$811,225	$305,960

Note E — Property and Equipment:
Property and equipment at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Building and improvements	$3,496,656	$3,314,482
Computer software and office equipment	1,528,614	1,567,381
Warehouse equipment	349,372	345,030
Automotive equipment	55,392	55,392
Leasehold improvements	21,460	22,120

	5,451,494	5,304,405
Less — accumulated depreciation	(2,404,785)	(2,367,543)

	3,046,709	2,936,862
Land	1,141,173	1,141,173

	$4,187,882	$4,078,035

Note F — Goodwill and Other Intangible Assets:
The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	June 30, 2008		December 31, 2007
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	value	amortization	value	amortization

Goodwill	$3,411,738	$(1,125,796)	$3,443,512	$(1,141,286)

Other intangible assets consist of the following:

		June 30, 2008		December 31, 2007
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Value	Amortization	Value	Amortization

Distribution contracts	8	$277,369	$(228,061)	$277,369	$(211,583)
Copyrights, trademarks and other registrations	19	99,100	(36,336)	99,100	(33,694)
Other	11	47,600	(29,120)	47,600	(27,034)

		$424,069	$(293,517)	$424,069	$(272,311)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended June 30, 2008 and 2007 and $21,200 for the six months ended June 30, 2008 and 2007. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2008 is as follows:

Remainder of 2008	$21,203
2009	24,049
2010	21,626
2011	13,792
2012	5,957
Thereafter	43,925

Total	$130,552

Note G — Accrued Liabilities:
Accrued liabilities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Salaries and wages	$596,412	$850,855
Income taxes	—	1,052,813
Distributor commissions	321,259	362,900
Sales and property taxes	61,808	57,908
Interest	14,625	15,064
Other	92,721	159,142

	$1,086,825	$2,498,682

Note H — Share-Based Compensation:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. As a result, the Company records compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation expense for the quarters ended June 30, 2008 and 2007 was approximately $32,000 and $18,300, respectively, and for the six months ended June 30, 2008 and 2007 was approximately $62,000 and $38,000, respectively. Share-based compensation is classified as a general and administrative expense. There were no tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2008 (1)	2007 (1)	2008	2007 (1)

Weighted average expected life (years)	—	—	9.0	—
Risk-free interest rate	—	—	3.77%	—
Expected volatility	—	—	138.57%	—
Expected dividend yield	—	—	0.0%	—

(1)	There were no option grants during this period.
A summary of stock option activity for the six months ended June 30, 2008 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2008	3,494,950	$0.32
Granted	100,000	0.71
Exercised	(378,940)	0.15
Forfeited/canceled	(40,297)	0.22

Outstanding on June 30, 2008	3,175,713	$0.35	4.4	$1,150,686

Exercisable on June 30, 2008	2,240,577	$0.27	3.2	$967,444

A summary of the status of the Company’s non-vested stock options as of June 30, 2008, and changes during the six months then ended, is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2008	866,540	$0.50
Non-vested stock options granted	100,000	0.69
Vested stock options	(20,000)	0.15
Forfeited stock options	(11,404)	0.48

Non-vested stock options at June 30, 2008	935,136	0.53

As of June 30, 2008, there was approximately $413,000 of total unrecognized compensation cost related to stock option grants.

Note I — Long-Term Obligations and Credit Lines:
At June 30, 2008 and December 31, 2007 long-term obligations consist of the following:

	June 30, 2008	December 31, 2007
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,264,590	$2,330,130
Capital lease obligation	—	1,766

	2,264,590	2,331,896
Less — current maturities	(138,926)	(135,428)

	$2,125,664	$2,196,468

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease had a term ending in March 2008 and an interest rate approximating 10%.
The Company maintains a $500,000 line of credit with a bank. Borrowings under this line of credit bear interest at prime, which was 5.00% at June 30, 2008, and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $500,000 at June 30, 2008, is calculated as a specified percentage of eligible collateral up to a maximum of $500,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. There were no borrowings outstanding under this credit line as of June 30, 2008.
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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended June 30, 2008
Net sales	$5,361	$1,526	$6,887
Depreciation and amortization	69	24	93
Operating profit	384	117	501
Capital expenditures	184	8	192
Total assets	18,054	1,681	19,735

Quarter ended June 30, 2007
Net sales	$6,059	$1,089	$7,148
Depreciation and amortization	69	23	92
Operating profit	815	51	866
Capital expenditures	67	—	67
Total assets	13,983	1,843	15,826

Six Months ended June 30, 2008
Net sales	$10,346	$2,888	$13,234
Depreciation and amortization	134	48	182
Operating profit	952	160	1,112
Capital expenditures	249	23	272
Total assets	18,054	1,681	19,735

Six Months ended June 30, 2007
Net sales	$10,419	$2,121	$12,540
Depreciation and amortization	141	47	188
Operating profit	1,281	177	1,458
Capital expenditures	93	—	93
Total assets	13,983	1,843	15,826
Financial information summarized geographically for the quarters ended June 30, 2008 and 2007 is listed below (in thousands):

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,600	$6,228	$2,531	$6,116
Former Soviet Union	3,672	—	4,081	—
Canada	306	575	358	381
All others	309	—	178	—

Totals	$6,887	$6,803	$7,148	$6,497

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$5,138	$6,228	$5,081	$6,116
Former Soviet Union	7,047	—	6,415	—
Canada	595	575	711	381
All others	454	—	333	—

Totals	$13,234	$6,803	$12,540	$6,497

Significant Customers
The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $3,672,000 and $4,081,000 during the quarters ended June 30, 2008 and 2007, respectively, and $7,047,000 and $6,415,000 for the six months ended June 30, 2008 and 2007, respectively. During the quarter and six months ended June 30, 2008, the Company recorded sales of Medical Products to a medical/surgical dealer in the amount of $914,000 and $1,738,000, respectively. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters or six months ended June 30, 2008 and 2007.
Note K — Earnings Per Share:
Summarized basic and diluted earnings per common share was calculated as follows:

		Weighted
		Average
	Net Earnings	Shares	Per Share
Quarter ended June 30, 2008
Basic earnings per common share	$276,472	21,242,664	$0.01
Effect of dilutive stock options	—	1,700,905

Diluted earnings per common share	$276,472	22,943,569	$0.01

Quarter ended June 30, 2007
Basic earnings per common share	$510,159	20,265,961	$0.03
Effect of dilutive stock options	—	2,232,564

Diluted earnings per common share	$510,159	22,498,525	$0.02

Six Months ended June 30, 2008
Basic earnings per common share	$631,331	21,178,551	$0.03
Effect of dilutive stock options	—	1,741,854

Diluted earnings per common share	$631,331	22,920,405	$0.03

Six Months ended June 30, 2007
Basic earnings per common share	$835,300	20,227,127	$0.04
Effect of dilutive stock options	—	1,881,875

Diluted earnings per common share	$835,300	22,109,002	$0.04

The number of stock options that were outstanding, but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 909,000 and 300,000 for the quarters ended June 30, 2008 and 2007, respectively, and 870,000 and 400,000 for the six months ended June 30, 2008 and 2007, respectively.
During the six months ended June 30, 2007, the Company had outstanding convertible notes that were convertible into common stock based on a per share conversion price of $1.32. The balance of these convertible notes at June 30, 2007 was $25,000. The assumed conversion of these convertible notes would have had an anti-dilutive effect on diluted earnings per common share for the quarter and six months ended June 30, 2007 and accordingly were excluded from the computation.

Note L — Comprehensive Income:
Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net earnings	$276,472	$510,159	$631,331	$835,300
Other comprehensive income (loss):
Foreign currency translation adjustment	5,875	13,591	(17,436)	15,818

Comprehensive income	$282,347	$523,750	$613,895	$851,118

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

•
Through the Medical Products segment, we distribute wound care products. These products are distributed mainly in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. MPM’s Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2008		2007
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,481	22%	$1,801	25%
Licensees	3,880	56%	4,258	60%

	5,361	78%	6,059	85%
Medical Products	1,526	22%	1,089	15%

	$6,887	100%	$7,148	100%

	Six Months Ended June 30,
	2008		2007
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,946	22%	$3,674	29%
Licensees	7,400	56%	6,745	54%

	10,346	78%	10,419	83%
Medical Products	2,888	22%	2,121	17%

	$13,234	100%	$12,540	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	79%	81%	80%	81%
Canada	21	19	20	19

	100%	100%	100%	100%

Net sales through the Associate network channel have declined primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations — Quarter ended June 30, 2008 compared with quarter ended June 30, 2007.”
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
Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 95% of licensee net sales in the six months ended June 30, 2008 and 2007 distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 20% of our outstanding common stock.
Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 60% and 56% of Medical Products net sales in the six months ended June 30, 2008 and 2007, respectively.
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
Management believes that there have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K.
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.3	46.9	45.6	43.4

Gross profit	53.7	53.1	54.4	56.6
Operating expenses:
General and administrative	37.1	30.8	36.3	33.2
Distributor commissions	8.1	9.0	8.4	10.4
Depreciation and amortization	1.2	1.2	1.3	1.4

Total operating expenses	46.4	41.0	46.0	45.0

Operating profit	7.3	12.1	8.4	11.6
Interest expense	0.7	0.8	0.7	0.9

Earnings before income taxes	6.6	11.3	7.7	10.7
Provision for income taxes	2.6	4.2	2.9	4.0

Net earnings	4.0%	7.1%	4.8%	6.7%

Quarter ended June 30, 2008 compared with quarter ended June 30, 2007
Net sales. Net sales for the quarter ended June 30, 2008 were $6,887,000 compared with net sales for the prior year of $7,148,000, a decrease of $261,000 or 4%. This decrease was due to a $698,000 decrease in net sales of Nutritional Products that was partially offset by a $437,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $378,000 while net sales of Nutritional Products to our Associate network decreased $320,000.
Associate Network. Net sales in the North American market declined approximately $320,000 during the second quarter of 2008. We attribute this decrease mainly to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During 2008, we have introduced a new product, implemented new marketing programs and modified existing marketing programs in our continuing effort to encourage greater levels of sponsorship by the Associate network in North America. While we believe these marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. Net sales to our licensees decreased as a result of decreased shipments to CCI. Our sales to CCI decreased $409,000 in the second quarter of 2008 even though CCI’s sales to its Associates continued to grow during the quarter. Our sales to CCI can vary from quarter to quarter, sometimes significantly, irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our shipments to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $11,162,000 and $6,369,000 at June 30, 2008 and 2007, respectively.
Medical products. The growth in net sales of Medical Products is primarily related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment. Sales to this customer, which distributes wound care products to the nursing home market, increased $232,000 during the second quarter of 2008 compared to the second quarter of 2007. We attribute this distributor’s sales increase to the increase of its nursing home customer base, which was achieved through expansion of its sales force. Also during the second quarter of 2008, we recorded our first sales to a Brazilian medical products distributor under a distribution agreement signed in March 2008. Sales to this distributor in the second quarter were approximately $101,000.
Cost of sales. Cost of sales for the quarter ended June 30, 2008 was $3,190,000 compared with cost of sales in the second quarter of 2007 of $3,354,000, a decrease of $164,000 or 5%. As a percentage of net sales, cost of sales was 46% in the second quarter of 2008 and 47% in the second quarter of 2007. As a percentage of net sales, gross profit increased 1% mainly because of a change in sales mix. During the second quarter of 2008, the sales mix associated with sales to our licensees contributed a higher gross margin than the corresponding sales mix in the second quarter of 2007.
General and administrative. General and administrative expenses for the quarter ended June 30, 2008, were $2,551,000 compared with expenses in the second quarter of 2007 of $2,200,000, an increase of $351,000 or 16%. This increase was mainly attributable to expenses incurred in connection with a marketing and sales event sponsored for our North American Associates and the completion of a major improvement and repair project on our headquarters’ building drainage system. The North American Associate event represented a significant investment in our Associate base as part of our overall strategy to increase sales and new Associate recruiting. As a percentage of net sales, general and administrative expenses were 37% and 31% in the quarters ended June 30, 2008 and 2007, respectively.
Distributor commissions. Distributor commissions for the quarter ended June 30, 2008 were $560,000 compared with distributor commissions in the same quarter of 2007 of $643,000, a decrease of $83,000 or 13%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased to approximately 33% in the second quarter of 2008 compared to 32% in the same period in 2007. On a consolidated basis, distributor commissions as a percentage of net sales declined to 8% in the second quarter of 2008 compared with 9% in the second quarter of 2007. This percentage decline resulted from a smaller percentage of our sales being contributed by sales of Nutritional Products to the Associate network. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a provision for income taxes of $180,000 during the quarter ended June 30, 2008 based on our estimate of the effective annual income tax rate.
Net earnings. As a result of the factors described above, net earnings for the quarter ended June 30, 2008 were $276,000, or $0.01 per diluted share, compared with net earnings in the second quarter of 2007 of $510,000, or $0.02 per diluted share.
Six months ended June 30, 2008 compared with six months June 30, 2007
Net sales. Net sales for the six months ended June 30, 2008 were $13,234,000 compared with net sales for the prior year of $12,540,000, an increase of $694,000 or 6%. This increase was due to a $767,000 increase in net sales of Medical Products that was partially offset by a $73,000 decrease in net sales of Nutritional Products. Net sales of Nutritional Products to our licensees increased $655,000 while net sales of Nutritional Products to our Associate network decreased $728,000.

Associate Network. Net sales in the North American market declined approximately $728,000 during the six months ended June 30, 2008. We attribute this decrease mainly to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. As described above, while we believe our current marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.
Licensees. The growth in net sales to our licensees is primarily the result of the growth of CCI. Sales to CCI increased $632,000 in the first six months of 2008. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. We then store these products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $11,162,000 and $6,369,000 at June 30, 2008 and 2007, respectively.
Medical products. The growth in net sales of Medical Products is related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment. Sales to this customer, which distributes wound care products to the nursing home market, increased $545,000 during the first six months of 2008 compared to the first six months of 2007. We attribute this distributor’s sales increase to the increase of its nursing home customer base, which was achieved through expansion of its sales force. Also during the first six months of 2008, we recorded our first sales to a Brazilian medical products distributor under a distribution agreement signed in March 2008. Sales to this distributor were approximately $101,000.
Cost of sales. Cost of sales for the six months ended June 30, 2008 was $6,035,000 compared with cost of sales in the first six months of 2007 of $5,442,000, an increase of $593,000 or 11%. As a percentage of net sales, cost of sales was 46% in the first six months of 2008 and 43% in the first six months of 2007. As a percentage of net sales, gross profit decreased 3% mainly because of a change in sales mix. During the first six months of 2008, a smaller percentage of our sales was contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin.
General and administrative. General and administrative expenses for the six months ended June 30, 2008, were $4,804,000 compared with expenses in the first six months of 2007 of $4,167,000, an increase of $637,000 or 15%. This increase was mainly attributable to (i) expenses incurred in connection with the completion of a repair project on our headquarters’ building drainage system, (ii) marketing expenses associated with Medical Products sales, and (iii) salaries and benefits required to support sales growth to licensees and Medical Products customers. As a percentage of net sales, general and administrative expenses were 36% and 33% in the six months ended June 30, 2008 and 2007, respectively.
Distributor commissions. Distributor commissions for the six months ended June 30, 2008 were $1,118,000 compared with distributor commissions in the first six months of 2007 of $1,298,000, a decrease of $180,000 or 14%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased to approximately 33% in the first six months of 2008 compared to 32% in the same period in 2007. On a consolidated basis, distributor commissions as a percentage of net sales declined to 8% in the first six months of 2008 compared with 10% in the first six months of 2007. This percentage decline was related to the change in sales mix described above. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a provision for income taxes of $392,000 during the six months ended June 30, 2008 based on our estimate of the effective annual income tax rate.
Net earnings. As a result of the factors described above, the net earnings for the six months ended June 30, 2008 were $631,000, or $0.03 per share, compared with net earnings in the first six months of 2007 of $835,000, or $0.04 per share.

LIQUIDITY AND CAPITAL RESOURCES
Cash and working capital. During the six months ended June 30, 2008, we had a net decrease in cash of $996,000 compared with a net increase in cash of $664,000 in the first six months of 2007. At June 30, 2008, we had working capital of $4,075,000, a $536,000 increase from working capital at December 31, 2007 of $3,539,000. The reasons for these changes in cash and working capital are described below.
Operating activities. In the first six months of 2008, our operating activities used cash flows of $716,000. In the first six months of 2007, our operating activities provided cash flows of $1,038,000. The use of cash by operating activities during the first six months of 2008 resulted from our payment of approximately $1.1 million related to our 2007 federal income tax liability. In accordance with Internal Revenue Service regulations regarding the timing of estimated tax payments, we were not required to make any significant estimated tax payments related to our 2007 income tax liability until the first quarter of 2008. In 2008, we are making quarterly estimated income tax payments with respect to 2008 earnings, which also reduced 2008 operating cash flows in comparison to 2007. In the first six months of 2008, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $762,000 compared with $921,000 in the first six months of 2007.
Investing activities. During the first six months of 2008, we used cash of $272,000 related to the purchase of property and equipment. Approximately $180,000 of these capital expenditures was associated with the improvement of the drainage system at our headquarters’ building, which was substantially completed during the second quarter of 2008.
Financing activities. During the first six months of 2008, we used cash of $67,000 to repay long-term debt and received $56,000 in proceeds from the exercise of employee stock options. We maintain a $500,000 line of credit arrangement with a bank, none of which was used as of June 30, 2008.
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
Foreign exchange
We have foreign-based operations in Canada that accounted for 4% of net sales during the first six months of 2008 and 5% of net sales during fiscal 2007. We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $231,000 to our Canadian operations at June 30, 2008, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $23,100.

Interest rates
Our line of credit arrangement may expose us to fluctuations in interest rates. At June 30, 2008, we maintained a $500,000 line of credit arrangement that provides for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. We had no borrowings outstanding against this credit line as of June 30, 2008.
ITEM 4. Controls and Procedures.
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None
ITEM 3. Defaults Upon Senior Securities.
None
ITEM 4. Submission of Matters to a Vote of Security Holders.
We held our Annual Meeting of Shareholders on June 4, 2008. At this meeting the following persons were elected to serve as directors until the 2009 Annual Meeting of Shareholders:

	For	Withheld
Steven E. Brown	19,456,672	70,800
Clinton H. Howard	19,463,172	64,300
Paul R. Miller	19,458,172	69,300
Joseph P. Philipp	19,482,672	44,800
John W. Price	19,458,172	69,300
Kenneth L. Sabot	19,457,172	70,300
ITEM 5. Other Information.
None
ITEM 6. Exhibits.
The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Life Sciences, Inc. Registrant
Date: August 13, 2008	By:	/s/ Clinton H. Howard
Its: Chief Executive Officer

Date: August 13, 2008	By:	/s/ Steven E. Brown
		Its:	Vice President-Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)

RBC LIFE SCIENCES, INC.
Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002