Form 10-Q
period 2008-09-30
RBC LIFE SCIENCES, INC.
filed 2008-11-12
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (Check one).
☐ YES ☑ NO
Number of shares of common stock, par value $0.001, outstanding at October 28, 2008: 21,915,004

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,130,391	$6,368,885
Accounts receivable, net	568,042	687,505
Inventories	4,885,248	4,725,372
Deferred income taxes	368,395	340,395
Prepaid expenses	682,959	305,960

Total current assets	13,635,035	12,428,117

Property and equipment, net	4,186,070	4,078,035

Goodwill, net	2,265,399	2,302,226

Intangible assets, net	119,950	151,758

Other assets	205,403	198,306

	$20,411,857	$19,158,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,746,216	$1,932,158
Accrued liabilities	1,650,562	2,498,682
Current maturities of long-term obligations	141,635	135,428
Deferred revenue	5,076,963	4,323,316

Total current liabilities	8,615,376	8,889,584

Long-term obligations, less current maturities	2,089,223	2,196,468

Deferred income taxes	439,154	494,265

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,915,004 and 20,863,724 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	21,915	20,864
Additional paid-in capital	13,333,494	13,086,182
Accumulated deficit	(4,242,947)	(5,720,001)
Accumulated other comprehensive income	155,642	191,080

	9,268,104	7,578,125

	$20,411,857	$19,158,442

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Quarters Ended September 30,
	2008	2007

Net sales	$9,925,196	$7,857,424

Cost of sales	5,215,627	3,701,943

Gross profit	4,709,569	4,155,481

Operating expenses:
General and administrative	2,634,437	2,296,243
Distributor commissions	601,302	600,753
Depreciation and amortization	86,665	80,499

Total operating expenses	3,322,404	2,977,495

Operating profit	1,387,165	1,177,986

Interest expense	43,442	51,429

Earnings before income taxes	1,343,723	1,126,557

Provision for income taxes	498,000	455,000

Net earnings	$845,723	$671,557

Earnings per share:
Basic	$0.04	$0.03
Diluted	0.04	0.03

Weighted average common shares outstanding:
Basic	21,587,224	20,424,861
Diluted	22,906,187	22,802,804
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Net sales	$23,159,662	$20,396,989

Cost of sales	11,250,738	9,143,861

Gross profit	11,908,924	11,253,128

Operating expenses:
General and administrative	7,438,620	6,463,102
Distributor commissions	1,719,049	1,898,906
Depreciation and amortization	251,925	254,672

Total operating expenses	9,409,594	8,616,680

Operating profit	2,499,330	2,636,448

Interest expense	132,276	164,591

Earnings before income taxes	2,367,054	2,471,857

Provision for income taxes	890,000	965,000

Net earnings	$1,477,054	$1,506,857

Earnings per share:
Basic	$0.07	$0.07
Diluted	0.06	0.07

Weighted average common shares outstanding:
Basic	21,314,775	20,293,038
Diluted	22,923,458	22,440,420
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$1,477,054	$1,506,857
Adjustment for non-cash items:
Depreciation and amortization	277,587	275,185
Stock-based compensation	90,764	53,945
Deferred income taxes	(87,000)	(120,000)
Loss on disposition of assets	—	19,402
Change in operating assets and liabilities:
Accounts receivable	119,506	(144,991)
Inventories	(169,313)	(1,491,822)
Prepaid expenses	(377,464)	155,086
Other assets	(7,765)	108,908
Accounts payable and accrued liabilities	(1,024,697)	2,242,093
Deferred revenue	753,647	175,651

Net cash provided by operating activities	1,052,319	2,780,314

Cash flows from investing activities:
Purchase of property and equipment	(356,406)	(154,528)

Net cash used by investing activities	(356,406)	(154,528)

Cash flows from financing activities:
Net payments of lines of credit	—	(100,000)
Payments of long-term obligations	(101,038)	(533,150)
Proceeds from the exercise of stock options	157,600	34,614

Net cash provided (used) by financing activities	56,562	(598,536)

Effect of exchange rate changes on cash flows	9,031	15,314

Net increase in cash and cash equivalents	761,506	2,042,564

Cash and cash equivalents, beginning of period	6,368,885	3,219,503

Cash and cash equivalents, end of period	$7,130,391	$5,262,067

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
In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) under the MPM Medical brand name. Medical Products are distributed mainly in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.

Note C — Inventories:
Inventories at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Raw materials and bulk products	$513,467	$573,625
Packaging materials	521,835	509,541
Finished goods	3,849,946	3,642,206

	$4,885,248	$4,725,372

Note D — Prepaid Expenses:
Prepaid expenses at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Advance payment to suppliers	$413,627	$179,844
Prepaid insurance and other	269,332	126,116

	$682,959	$305,960

Note E — Property and Equipment:
Property and equipment at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Building and improvements	$3,507,407	$3,314,482
Computer software and office equipment	1,571,118	1,567,381
Warehouse equipment	369,151	345,030
Automotive equipment	55,392	55,392
Leasehold improvements	20,627	22,120

	5,523,695	5,304,405
Less — accumulated depreciation	(2,478,798)	(2,367,543)

	3,044,897	2,936,862
Land	1,141,173	1,141,173

	$4,186,070	$4,078,035

Note F — Goodwill and Other Intangible Assets:
The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill consists of the following:

	September 30, 2008		December 31, 2007
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	value	amortization	value	amortization

Goodwill	$3,371,651	$(1,106,252)	$3,443,512	$(1,141,286)

Other intangible assets consist of the following:

		September 30, 2008		December 31, 2007
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Value	Amortization	Value	Amortization

Distribution contracts	8	$277,369	$(236,297)	$277,369	$(211,583)
Copyrights, trademarks and other registrations	19	99,100	(37,658)	99,100	(33,694)
Other	11	47,600	(30,164)	47,600	(27,034)

		$424,069	$(304,119)	$424,069	$(272,311)

Amortization expense related to other intangible assets totaled approximately $10,600 for the quarters ended September 30, 2008 and 2007 and $31,800 for the nine months ended September 30, 2008 and 2007. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2008 is as follows:

Remainder of 2008	$10,601
2009	24,049
2010	21,626
2011	13,792
2012	5,957
Thereafter	43,925

Total	$119,950

Note G — Accrued Liabilities:
Accrued liabilities at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Salaries and wages	$882,160	$850,855
Income taxes	229,561	1,052,813
Distributor commissions	318,695	362,900
Sales and property taxes	65,703	57,908
Interest	14,408	15,064
Other	140,035	159,142

	$1,650,562	$2,498,682

Note H — Share-Based Compensation:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. As a result, the Company records compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation expense for the quarters ended September 30, 2008 and 2007 was approximately $28,800 and $15,900, respectively, and for the nine months ended September 30, 2008 and 2007 was approximately $90,800 and $53,900, respectively. Share-based compensation is classified as a general and administrative expense. There were no tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008 (1)	2007 (1)	2008	2007 (1)

Weighted average expected life (years)	—	—	9.0	—
Risk-free interest rate	—	—	3.77%	—
Expected volatility	—	—	138.57%	—
Expected dividend yield	—	—	0.0%	—

(1)	There were no option grants during this period.
A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2008	3,494,950	$0.32
Granted	100,000	0.71
Exercised	(1,051,280)	0.15
Forfeited/canceled	(503,579)	0.18

Outstanding on September 30, 2008	2,040,091	$0.46	6.2	$513,790

Exercisable on September 30, 2008	1,341,784	$0.34	5.4	$456,988

A summary of the status of the Company’s non-vested stock options as of September 30, 2008, and changes during the nine months then ended, is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
Non-vested stock options at January 1, 2008	866,540	$0.50
Non-vested stock options granted	100,000	0.69
Vested stock options	(239,000)	0.14
Forfeited stock options	(29,233)	0.49

Non-vested stock options at September 30, 2008	698,307	0.65

As of September 30, 2008, there was approximately $375,000 of total unrecognized compensation cost related to stock option grants.
Note I — Long-Term Obligations and Credit Lines:
At September 30, 2008 and December 31, 2007 long-term obligations consist of the following:

	September 30, 2008	December 31, 2007

Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chief Executive Officer	$2,230,858	$2,330,130

Capital lease obligation	—	1,766

	2,230,858	2,331,896
Less — current maturities	(141,635)	(135,428)

	$2,089,223	$2,196,468

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease had a term ending in March 2008 and an interest rate approximating 10%.
The Company maintains a $500,000 line of credit with a bank. Borrowings under this line of credit bear interest at prime, which was 5.00% at September 30, 2008, and are limited to a borrowing base, as defined in the line of credit agreement. The borrowing base, which was $500,000 at September 30, 2008, is calculated as a specified percentage of eligible collateral up to a maximum of $500,000. This line of credit is collateralized by accounts receivable, inventory and equipment, and is personally guaranteed by the Company’s Chief Executive Officer. There were no borrowings outstanding under this credit line as of September 30, 2008.
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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended September 30, 2008
Net sales	$8,284	$1,641	$9,925
Depreciation and amortization	71	25	96
Operating profit	1,294	93	1,387
Capital expenditures	77	8	85
Total assets	18,411	2,001	20,412

Quarter ended September 30, 2007
Net sales	$6,705	$1,152	$7,857
Depreciation and amortization	65	22	87
Operating profit	1,101	77	1,178
Capital expenditures	60	2	62
Total assets	15,483	1,489	16,972

Nine Months ended September 30, 2008
Net sales	$18,631	$4,529	$23,160
Depreciation and amortization	205	73	278
Operating profit	2,246	253	2,499
Capital expenditures	325	31	356
Total assets	18,411	2,001	20,412

Nine Months ended September 30, 2007
Net sales	$17,124	$3,273	$20,397
Depreciation and amortization	206	69	275
Operating profit	2,382	254	2,636
Capital expenditures	153	2	155
Total assets	15,483	1,489	16,972
Financial information summarized geographically for the quarters ended September 30, 2008 and 2007 is listed below (in thousands):

	Quarter Ended September 30, 2008		Quarter Ended September 30, 2007
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,765	$6,225	$2,447	$5,958
Former Soviet Union	6,742	—	4,898	—
Canada	281	552	335	382
All others	137	—	177	—

Totals	$9,925	$6,777	$7,857	$6,340

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$7,904	$6,225	$7,529	$5,958
Former Soviet Union	13,789	—	11,314	—
Canada	876	552	1,045	382
All others	591	—	509	—

Totals	$23,160	$6,777	$20,397	$6,340

Significant Customers
The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $6,742,000 and $4,898,000 during the quarters ended September 30, 2008 and 2007, respectively, and $13,789,000 and $11,314,000 for the nine months ended September 30, 2008 and 2007, respectively. During the quarter and nine months ended September 30, 2008, the Company recorded sales of Medical Products to a medical/surgical dealer in the amount of $1,058,000 and $2,796,000, respectively. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters or nine months ended September 30, 2008 and 2007.
Note K — Earnings Per Share:
Summarized basic and diluted earnings per common share were calculated as follows:

		Weighted
		Average
	Net Earnings	Shares	Per Share
Quarter ended September 30, 2008
Basic earnings per common share	$845,723	21,587,224	$0.04
Effect of dilutive stock options	—	1,318,963

Diluted earnings per common share	$845,723	22,906,187	$0.04

Quarter ended September 30, 2007
Basic earnings per common share	$671,557	20,424,861	$0.03
Effect of dilutive stock options	—	2,377,943

Diluted earnings per common share	$671,557	22,802,804	$0.03

Nine Months ended September 30, 2008
Basic earnings per common share	$1,477,054	21,314,775	$0.07
Effect of dilutive stock options	—	1,608,683

Diluted earnings per common share	$1,477,054	22,923,458	$0.06

Nine Months ended September 30, 2007
Basic earnings per common share	$1,506,857	20,293,038	$0.07
Effect of dilutive stock options	—	2,147,382

Diluted earnings per common share	$1,506,857	22,440,420	$0.07

The number of stock options that were outstanding, but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 905,000 and 300,000 for the quarters ended September 30, 2008 and 2007, respectively, and 882,000 and 300,000 for the nine months ended September 30, 2008 and 2007, respectively.
During the nine months ended September 30, 2007, the Company had outstanding convertible notes that were convertible into common stock based on a per share conversion price of $1.32. The balance of these convertible notes at September 30, 2007 was $25,000. The assumed conversion of these convertible notes would have had an anti-dilutive effect on diluted earnings per common share for the quarter and nine months ended September 30, 2007 and accordingly were excluded from the computation.

Note L — Comprehensive Income:
Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net earnings	$845,723	$671,557	$1,477,054	$1,506,857
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,002)	10,939	(35,438)	26,757

Comprehensive income	$827,721	$682,496	$1,441,616	$1,533,614

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2008		2007
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,405	14%	$1,630	21%
Licensees	6,879	69%	5,075	64%

	8,284	83%	6,705	85%
Medical Products	1,641	17%	1,152	15%

	$9,925	100%	$7,857	100%

	Nine Months Ended September 30,
	2008		2007
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$4,352	19%	$5,304	26%
Licensees	14,279	61%	11,820	58%

	18,631	80%	17,124	84%
Medical Products	4,529	20%	3,273	16%

	$23,160	100%	$20,397	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	80%	79%	80%	80%
Canada	20	21	20	20

	100%	100%	100%	100%

Net sales through the Associate network channel have declined primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations — Quarter ended September 30, 2008 compared with quarter ended September 30, 2007.”
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
Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 97% and 96% of licensee net sales in the nine months ended September 30, 2008 and 2007, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.
Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 62% and 57% of Medical Products net sales in the nine months ended September 30, 2008 and 2007, respectively.
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
Management believes that there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Form 10-K.
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.5	47.1	48.6	44.8

Gross profit	47.5	52.9	51.4	55.2
Operating expenses:
General and administrative	26.5	29.2	32.1	31.7
Distributor commissions	6.1	7.7	7.4	9.3
Depreciation and amortization	0.9	1.0	1.1	1.3

Total operating expenses	33.5	37.9	40.6	42.3

Operating profit	14.0	15.0	10.8	12.9
Interest expense	0.5	0.7	0.6	0.8

Earnings before income taxes	13.5	14.3	10.2	12.1
Provision for income taxes	5.0	5.8	3.8	4.7

Net earnings	8.5%	8.5%	6.4%	7.4%

Quarter ended September 30, 2008 compared with quarter ended September 30, 2007
Net sales. Net sales for the quarter ended September 30, 2008 were $9,925,000 compared with net sales for the same period in 2007 of $7,857,000, an increase of $2,068,000 or 26%. This increase resulted from a $1,579,000 increase in net sales of Nutritional Products and a $489,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $1,804,000 while net sales of Nutritional Products to our Associate network decreased $225,000.
Associate Network. Net sales in the North American market declined approximately $225,000 during the third quarter of 2008. We attribute this decrease mainly to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. During 2008, we have introduced a new product, implemented new marketing programs and modified existing marketing programs in our continuing effort to encourage greater levels of sponsorship by the Associate network in North America. While we believe these marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. Net sales to our licensees increased as a result of increased shipments to CCI. Our sales to CCI increased $1,844,000 in the third quarter of 2008. Our sales to CCI can vary from quarter to quarter, sometimes significantly, irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. Once segregated, products are not subject to return except in the case of a manufacturing defect. We store the products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $8,698,000 and $5,828,000 at September 30, 2008 and 2007, respectively.
Medical products. The growth in net sales of Medical Products is primarily related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment. Sales to this customer, which distributes wound care products to the nursing home market, increased $375,000 during the third quarter of 2008 compared to the third quarter of 2007. We attribute this distributor’s sales increase to the increase of its nursing home customer base, which was achieved through expansion of its sales force. Sales to this distributor in the third quarter were approximately $1,058,000.
Cost of sales. Cost of sales for the quarter ended September 30, 2008 was $5,216,000 compared with cost of sales in the third quarter of 2007 of $3,702,000, an increase of $1,514,000 or 41%. As a percentage of net sales, cost of sales was 53% in the third quarter of 2008 and 47% in the third quarter of 2007. As a percentage of net sales, gross profit decreased 6% mainly because of a change in sales mix. During the third quarter of 2008, the sales mix associated with sales to our licensees and sales of Medical Products contributed a lower gross margin than the corresponding sales mix in the third quarter of 2007.
General and administrative. General and administrative expenses for the quarter ended September 30, 2008, were $2,634,000 compared with expenses in the third quarter of 2007 of $2,296,000, an increase of $338,000 or 15%. This increase was mainly attributable to increased salaries and benefits incurred to support the sales growth in both of our industry segments. As a percentage of net sales, general and administrative expenses were 27% and 29% in the quarters ended September 30, 2008 and 2007, respectively.
Distributor commissions. Distributor commissions were $601,000 for the quarters ended September 30, 2008 and 2007. With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased to approximately 36% in the third quarter of 2008 compared to 34% in the same period in 2007. This percentage increase was mainly due to the payment of extra commissions during the third quarter of 2008 in connection with certain marketing and sales initiatives undertaken during the quarter. On a consolidated basis, distributor commissions as a percentage of net sales declined to 6% in the third quarter of 2008 compared with 8% in the third quarter of 2007. This percentage decline resulted from a smaller percentage of our sales being contributed by sales of Nutritional Products to the Associate network. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a provision for income taxes of $498,000 during the quarter ended September 30, 2008 based on our estimate of the effective annual income tax rate.
Net earnings. As a result of the factors described above, net earnings for the quarter ended September 30, 2008 were $846,000, or $0.04 per share, compared with net earnings in the third quarter of 2007 of $672,000, or $0.03 per share.
Nine months ended September 30, 2008 compared with nine months ended September 30, 2007
Net sales. Net sales for the nine months ended September 30, 2008 were $23,160,000 compared with net sales for the same period in the prior year of $20,397,000, an increase of $2,763,000 or 14%. This increase was the result of a $1,507,000 increase in net sales of Nutritional Products and a $1,256,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $2,459,000 while net sales of Nutritional Products to our Associate network decreased $952,000.
Associate Network. Net sales in the North American market declined approximately $952,000 during the nine months ended September 30, 2008. We attribute this decrease mainly to a continued decline in the number of active Associates, which resulted from low levels of sponsorship of new Associates by the current Associate network. As described above, while we believe our current marketing initiatives and other actions we may undertake in the future will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.

Licensees. Net sales to our licensees increased as a result of increased shipments to CCI. Sales to CCI increased $2,475,000 in the first nine months of 2008. CCI’s sales growth is attributed to the continued expansion of the independent Associate network in CCI’s territory. However, sales to CCI may vary significantly from quarter to quarter irrespective of the sales demand of CCI’s independent Associate network. Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. Once segregated, products are not subject to return except in the case of a manufacturing defect. We store the products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI will fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s independent Associate network. Backlog related to CCI’s account was $8,698,000 and $5,828,000 at September 30, 2008 and 2007, respectively.
Medical products. The growth in net sales of Medical Products is related to an increase in the customer base for our wound care products and increased sales to the largest customer in this segment. Sales to this customer, which distributes wound care products to the nursing home market, increased $920,000 during the first nine months of 2008 compared to the first nine months of 2007. We attribute this distributor’s sales increase to the increase of its nursing home customer base, which was achieved through expansion of its sales force. Also during the first nine months of 2008, we recorded our first sales to a Brazilian medical products distributor under a distribution agreement signed in March 2008. Sales to this distributor were approximately $101,000.
Cost of sales. Cost of sales for the nine months ended September 30, 2008 was $11,251,000 compared with cost of sales in the first nine months of 2007 of $9,144,000, an increase of $2,107,000 or 23%. As a percentage of net sales, cost of sales was 49% in the first nine months of 2008 and 45% in the first nine months of 2007. As a percentage of net sales, gross profit decreased 4% mainly because of a change in sales mix. During the first nine months of 2008, a smaller percentage of our sales was contributed by sales of Nutritional Products to the Associate network, which sales have a higher gross margin. In addition, during the first nine months of 2008, the sales mix associated with sales of Medical Products contributed a lower gross margin than the corresponding sales mix in the first nine months of 2007.
General and administrative. General and administrative expenses for the nine months ended September 30, 2008, were $7,439,000 compared with expenses in the first nine months of 2007 of $6,463,000, an increase of $976,000 or 15%. This increase was mainly attributable to (i) expenses incurred in connection with the completion of a repair project on our headquarters’ building drainage system, (ii) marketing expenses associated with Medical Products sales, and (iii) salaries and benefits incurred to support sales growth to licensees and Medical Products customers. As a percentage of net sales, general and administrative expenses were 32% in the nine months ended September 30, 2008 and 2007.
Distributor commissions. Distributor commissions for the nine months ended September 30, 2008 were $1,719,000 compared with distributor commissions in the first nine months of 2007 of $1,899,000, a decrease of $180,000 or 9%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased to approximately 34% in the first nine months of 2008 compared to 33% in the same period in 2007. On a consolidated basis, distributor commissions as a percentage of net sales declined to 7% in the first nine months of 2008 compared with 9% in the first nine months of 2007. This percentage decline was related to the change in sales mix to our Associate network described above. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a provision for income taxes of $890,000 during the nine months ended September 30, 2008 based on our estimate of the effective annual income tax rate.
Net earnings. As a result of the factors described above, the net earnings for the nine months ended September 30, 2008 were $1,477,000, or $0.06 per diluted share, compared with net earnings in the first nine months of 2007 of $1,507,000, or $0.07 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
Cash and working capital. During the nine months ended September 30, 2008, we had a net increase in cash of $762,000 compared with a net increase in cash of $2,043,000 in the first nine months of 2007. At September 30, 2008, we had working capital of $5,020,000, a $1,481,000 increase from working capital at December 31, 2007 of $3,539,000. The reasons for these changes in cash and working capital are described below.
Operating activities. In the first nine months of 2008, our operating activities provided cash flows of $1,052,000. In the first nine months of 2007, our operating activities provided cash flows of $2,780,000. The decline in cash provided by operating activities during the first nine months of 2008 primarily resulted from our payment of approximately $1.1 million related to our 2007 federal income tax liability. In accordance with Internal Revenue Service regulations regarding the timing of estimated tax payments, we were not required to make any significant estimated tax payments related to our 2007 income tax liability until the first quarter of 2008. In 2008, we are making quarterly estimated income tax payments with respect to 2008 earnings, which also reduced 2008 operating cash flows in comparison to 2007. In the first nine months of 2008, net earnings adjusted for non-cash activities, which mainly include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $1,758,000 compared with $1,735,000 in the first nine months of 2007.
Investing activities. During the first nine months of 2008, we used cash of $356,000 related to the purchase of property and equipment. Approximately $191,000 of these capital expenditures was associated with the improvement of the drainage system at our headquarters’ building, which was substantially completed during the second quarter of 2008.
Financing activities. During the first nine months of 2008, we used cash of $101,000 to repay long-term debt and received $158,000 in proceeds from the exercise of employee stock options. We maintain a $500,000 line of credit arrangement with a bank, none of which was used as of September 30, 2008.
General liquidity and cash flows. We believe that the working capital requirements of our existing operations can be met through available cash and cash generated from operating activities for the foreseeable future; however, an overall decrease in demand for our products could adversely affect our liquidity. In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings or other types of debt or equity financings. We can give no assurance, however, that we would be able to obtain any additional outside financing or obtain financing on terms we would find acceptable. We have no plans or requirements for any significant capital expenditures during the next 12 months.
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
Foreign exchange
We have foreign-based operations in Canada that accounted for 4% of net sales during the first nine months of 2008 and 5% of net sales during fiscal 2007. We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $354,000 to our Canadian operations at September 30, 2008, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $35,400.

Interest rates
Our line of credit arrangement may expose us to fluctuations in interest rates. At September 30, 2008, we maintained a $500,000 line of credit arrangement that provides for interest to be paid monthly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each month. We had no borrowings outstanding against this credit line as of September 30, 2008.
ITEM 4. Controls and Procedures.
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc. Registrant
November 11, 2008	By:	/s/ Clinton H. Howard
Date		Its: Chief Executive Officer

November 11, 2008	By:	/s/ Steven E. Brown
Date		Its: Vice President-Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)

RBC LIFE SCIENCES, INC.
Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002