Form 10-K
period 2008-12-31
RBC LIFE SCIENCES, INC.
filed 2009-03-13
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 000-50417
RBC LIFE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2015186 (I.R.S. Employer Identification No.)

2301 Crown Court, Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 972-893-4000
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008: $5,086,000
Number of shares of common stock outstanding as of March 1, 2009: 21,915,004
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

RBC LIFE SCIENCES, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008

PART I
Item 1. Business
Overview
RBC Life Sciences, Inc., a Nevada corporation (along with its subsidiaries, sometimes hereinafter referred to collectively as “we”, “our”, the “Company” or “RBC”), is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”). This product line is marketed under the RBC Life Sciences brand name and can be divided into three broad categories: (i) wellness products, (ii) fitness products and (iii) skin care products. The product line includes herbal formulas, vitamins, minerals, antioxidants and skin, hair and body care products.
In certain markets, primarily the U.S. and Canada, we market Nutritional Products through a network of independent distributors that we refer to as “Associates.” We also market Nutritional Products in certain international markets through license arrangements. The licensees are third parties who are granted exclusive rights to distribute Nutritional Products in their respective territories and, for the most part, distribute these products through an independent distributor network in a licensed territory.
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
In addition to Nutritional Products, we also market a line of wound care products (“Medical Products”) throughout the U.S. under the MPM Medical brand name. Medical Products are primarily distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. These products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.
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
According to the most recently published data from the Nutrition Business Journal (“NBJ”), global nutrition industry sales reached over $228 billion for the year 2006, a 7% growth from 2005. Of that $228 billion, nutritional supplements contributed $68 billion, natural and organic foods $54 billion, functional foods $85 billion, and natural and organic personal care and household products $21 billion. NJB reported that Eastern Europe/Russia was the fastest growing region with sales of $4 billion, an increase of 21% over 2005.
With respect to the U.S. nutrition market, NJB reported overall growth of 10.7% in 2007 compared to 2006. Growth in 2007 of the nutritional supplements category was 5.9%, which was the highest growth rate in this category since 1998.

We believe that there are several demographic, healthcare and lifestyle trends that drive the continued growth of the nutrition industry:
•	The general public’s interest in healthier lifestyles, healthier aging and disease prevention;
•	The aging population, particularly the baby-boomer generation, which we believe is more likely to use more nutritional supplementation as it ages;
•	Rising health care costs causing many consumers to take preventative measures, including alternative medicines and nutritional supplements; and
•	The publication of research findings supporting the positive health effects of certain nutritional supplements.
Nutritional products are distributed through various market participants, which include the following:
•	Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores;
•	Natural health food retailers;
•	Network marketing;
•	Mail order;
•	Health care professionals and practitioners; and
•	The Internet.
Our primary distribution model is a network marketing system, which is a common form of direct selling. According to the World Federation of Direct Selling Associations, the direct selling industry generated approximately $110 billion annually in worldwide retail sales in 2007, with approximately 68 million independent distributors. According to the Direct Selling Association (“DSA”), the U.S. generated approximately $31 billion in annual retail sales in 2007 with approximately 15 million independent distributors. Also according to the DSA, wellness products, which include nutritional supplements, accounted for 21%, and personal care products accounted for 33%, of U.S. direct retail sales.
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
Wounds requiring treatment can be either acute or chronic. Industry data indicates that acute wounds comprise a large majority of all wounds. These are wounds that follow the normal process of healing and generally include burns, traumatic wounds and surgical incisions. Chronic wounds are wounds that do not heal within a normally expected time frame under standard care and generally include venous, arterial, pressure and diabetic ulcers. The increasing prevalence of chronic wounds is driven by the large and growing elderly, diabetic and obese populations as these groups are more likely to suffer from conditions that compromise circulation, which is a primary cause of chronic wounds.
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

In-house Manufacturing. We manufacture certain proprietary raw materials for our exclusive use, including the key raw material used in our top-selling products, Microhydrin® and Microhydrin® Plus. Together, these products accounted for 15% of consolidated net sales and 20% of Nutritional Products sales in 2008. We believe that our ability to manufacture these proprietary raw materials is a competitive advantage for us because it allows to us better protect our proprietary technology and know-how, and better manage the quality of and costs associated with the production of our key raw materials.
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
Experienced Management Team. Our management team includes individuals with expertise in various managerial disciplines including nutrition, wound care, international business development, marketing, sales, operations, quality assurance, finance and information technology.
Business Strategy
We seek to grow our business by pursuing the following strategies:
Leverage and Expand our Relationship with CCI. Our largest licensee is Coral Club International, Inc. (“CCI”), which distributes our Nutritional Products in a territory comprised mainly of the former Soviet Union and Eastern Europe. Net sales to CCI accounted for approximately 59% of our consolidated net sales in 2008 and grew by 19% over 2007 net sales. We believe that net sales to CCI will continue to grow based on our commitment to supply CCI with new products and operational and regulatory support. We will continue to implement initiatives to accomplish these objectives and seek other ways to facilitate growth in this territory.
Expand our Existing Network Marketing Associate Base. Nutritional Product sales through our North American Associates have declined over the past several years, mainly as a result of a declining Associate base. However, we continue to believe that the network marketing model is the most effective way to sell our Nutritional Products. Our objective is to increase sales in this channel by increasing the attraction, recruitment, retention and productivity of our Associates. We will seek to accomplish these objectives through the implementation of new marketing initiatives, the introduction of new products and the introduction of a new Associate compensation plan. We also plan to implement a new software system, which will enhance the ability of our Associates to manage and grow their sales organizations, improve the amount and quality of data available to sales and marketing management personnel and increase overall operational efficiency. While we believe that we will be able to accomplish these objectives, there is no assurance that our Associate base will expand.
Expand Medical Products in Existing and New Markets. We believe there is significant opportunity to increase net sales of our Medical Products in the U.S. and international markets. We have developed and continue to develop new market opportunities in the U.S. based on our expertise in the wound care market. To this end, we will increase the training and support of our field sales force, increase the body of clinical data supporting the safety and efficacy of our products and increase our marketing and sales staff to allow us to more effectively capitalize on market opportunities. In addition, we continue to work with third parties to facilitate the expansion of Medical Products distribution into international markets.

Develop Improved and New Products. As a distributor of health products, it is vital to improve existing products and to develop new and innovative products. We will use our existing resources and, to the extent we deem prudent, invest additional resources, to identify opportunities for new and improved products. Our product development activities will continue to center around the development and introduction of science-based products in response to newly released clinical and other scientific data, new technology and customer preferences.
Products
The Nutritional Products segment, which accounted for 79%, 83% and 83% of consolidated net sales in 2008, 2007 and 2006, respectively, markets nutritional supplements and personal care products under the RBC Life Sciences brand name. The Medical Products segment markets wound care products under the MPM Medical brand name. For additional information related to these industry segments, please see Note O to our consolidated financial statements included under Part IV of this report.
Nutritional Products. We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. These products are marketed in three broad categories: (i) wellness products, (ii) fitness products and (iii) skin care products. Featured products include:
•	Microhydrin and Microhydrin Plus — powerful, broad-spectrum antioxidants;
•	Organic spirulina — sold in powder, tablet and capsule forms, a nutritious algae that provides a complete range of vital nutrients and a higher percentage of easily digested protein than meat;
•	OliVivaTM — made from freshly harvested olive leaves, an antioxidant beverage that supports the immune system, increases energy and supports the cardiovascular system;
•	ColoVada — an effective fourteen-day colon cleansing program that has been widely used for more than 20 years;
•	HydraCelTM — a product that improves the quality of drinking water by reducing surface tension and making water more alkaline;
•	24 Seven Life Essentials® — a daily multivitamin/mineral supplement;
•	Immune 360TM — a product to nourish and support the function of the immune system;
•	Digestion Formula — a combination of digestive enzymes to supplement the decline of enzymes that naturally occurs with aging; and
•	Cellution 7TM — a science-based skin care product collection that incorporates ingredients with unique benefits.
Our primary products are antioxidant products marketed under the trade names Microhydrin and Microhydrin Plus, which collectively accounted for approximately 15% and 16% of consolidated sales in 2008 and 2007, respectively. No other product accounted for more than 10% of our sales. Our finished products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control. We maintain quality control of our products through our in-house laboratories as well as through the manufacturing and laboratory facilities of our third-party suppliers.
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

We established a manufacturing facility in June 2002 to produce certain key raw materials that were formerly sourced from a third-party supplier. Through the establishment of this facility, we developed our own proprietary manufacturing processes, improved the quality of key raw materials used in our product line and expanded the range of raw materials available to us. Our proprietary raw materials represent the key ingredient in our top-selling products, Microhydrin and Microhydrin Plus, the key ingredient in HydraCel and the key flavoring ingredients in our SlimShake protein drinks and are used in many of our product formulations.
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
We currently market a line of approximately 28 wound care products. Certain wound care products, which account for approximately 87% of Medical Products sales, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions. These products include cleansers, dressings, hydrogels, calcium alginates, moisture barriers, antimicrobials and a unique hydrogel wound dressing with Lidocaine. Our other wound care products, which represent approximately 13% of Medical Products sales, are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain and itching in the skin and the internal mucosa caused by radiation reactions or reactions to certain cancer medications.
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
We contract with third-party manufacturers and suppliers, such as Progressive Laboratories, Inc., Brady Precision Converting, LLC, Merical Vita-Pak, Inc., Summa Rx Laboratories, Inc. and Pacific Nutritional, Inc., to produce all of our finished products according to our specifications and/or formulas. This strategy provides operating flexibility with minimum investment and helps us to control operating costs. We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years. We do not have long-term contracts with any of our manufacturers or suppliers. Most of our products can be manufactured by a number of contract manufacturers at competitive prices.
Sales by Geographic Area
For information related to sales by geographic region for the years ended December 31, 2008, 2007 and 2006, please see Note O to our consolidated financial statements included under Part IV of this report.
Independent Distributor Network
Overview. We distribute Nutritional Products in certain markets, primarily the U.S. and Canada, through a network of independent distributors that we refer to as “Associates.” In using this distribution model, we sell substantially all of our Nutritional Products in these markets through individuals who are not our employees. Our Associates generally purchase products from us for resale to consumers or for personal consumption. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close associates. We believe that network marketing is an effective method of distribution because it allows person-to-person interaction about our products and business, which is not readily available through other distribution channels.

Our sales in these markets are dependent upon the number and productivity of our Associates. Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates. We had approximately 9,100 active Associates in North America at December 31, 2008. This compares to approximately 10,200 active Associates at December 31, 2007. We consider an Associate active if he/she has placed an order within the previous 12 months. The decline in active Associates is the result of low levels of sponsorship of new Associates by our present Associate base. In an effort to reverse this trend, we have developed and introduced new products, implemented new marketing programs and modified existing marketing programs, focused our product strategy, developed new marketing materials and methods for use by our Associates and introduced changes to our Associate compensation plan designed to encourage sponsoring activities. While we believe these actions will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.
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
In addition to the development of sales and training materials for use by our Associates, we also periodically sponsor and conduct regional, national and international Associate events and training seminars. Attendance at these sessions is voluntary, although experience indicates that the most effective and successful Associates are those that participate in training activities. These live events are supplemented by regular e-mail communications and corporate conference calls.

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
Nutritional Products returned by Associates that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid. Returned product that was damaged during shipment to the customer is 100% refundable. Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement. For the years 2008, 2007 and 2006, returns were less than 1% of Nutritional Products sales.
Licensees
We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets. Most of our sales under these arrangements are to CCI, which has exclusive distribution rights in the former Soviet Union and certain other countries, principally in Eastern Europe. Sales to CCI were 59%, 55% and 40% of consolidated net sales in 2008, 2007 and 2006, respectively. Under arrangements with other licensees, our products are also distributed in Western Europe, United Arab Emirates and Indonesia.
Pursuant to these arrangements, the licensees, who are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories through, for the most part, network marketing. The independent distributor networks of licensees using the network marketing distribution model have similar characteristics to the Associate network in the U.S. and Canada, and the distributors are compensated through the same or a similar compensation plan as that used by us for our Associates. All of the license agreements with our licensees require the licensees to purchase minimum annual amounts from us in order to retain their exclusive rights.
Medical Products Distribution
Sales force. At December 31, 2008, the MPM Medical sales force consisted of eight full-time sales representatives and approximately 15 manufacturer representatives assigned to specific geographic territories within the U.S. This compares to a sales force at December 31, 2007 that consisted of six full-time sales representatives and approximately 19 manufacturer representatives.
Distribution. Our sales force calls on the customers that use our wound care products, as well as the dealers and distributors through whom our customers purchase these products. We distribute our wound care products to hospitals, nursing homes, clinics, pharmacies and home health care agencies throughout the U.S. primarily through a traditional, nationwide network of medical/surgical supply dealers and pharmaceutical distributors.

Many potential customers for wound products have become members of group purchasing organizations (“GPOs”) in an effort to reduce costs. GPOs negotiate pricing arrangements with health care product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. We generally do not solicit GPOs because, in most cases, we do not offer a product range that is broad enough to effectively compete in the wound care product category, and we do not offer the education and training services generally expected by GPO members. However, because our product line includes certain specialty products that are not generally offered through GPOs, our sales force calls on GPO members to solicit sales of our products that they cannot purchase through the GPO. In addition, our sales force calls on other potential customers including specialty distributors, e.g. those that supply products reimbursed under Part B of Medicare and health care providers in specialty markets such as the oncology and podiatry markets. We do not have long-term supply contracts with any of our customers, dealers or distributors.
Since 2004, a medical/surgical dealer has significantly expanded its business and, as a result, increased its purchases of wound care products from MPM. This dealer distributes our Medical Products and provides services mainly to nursing homes, which obtain reimbursement for the price of products from Medicare. This dealer accounted for 64%, 57% and 55% of Medical Products net sales in 2008, 2007 and 2006, respectively.
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
Returns. Generally, unused Medical Products may be returned up to six months from the date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee. Returned product that was damaged during shipment to the customer is 100% refundable. For the years 2008, 2007 and 2006, returns were less than 2% of Medical Products sales.
Trademarks, Patents or Other Intellectual Property
We have trademark registrations in the U.S. and certain foreign jurisdictions of the name Royal BodyCare, our logo and the name Microhydrin, and we have trademark registrations in the U.S. of certain other key product and product ingredient names. In addition, we have trademark applications pending in the U.S. and certain foreign jurisdictions for the name RBC Life Sciences and other key trade dress used by us. As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual. We also rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same level of protection as afforded by a U.S. federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used. These trademarks are useful in achieving brand recognition within our industries.
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

We do not maintain inventory in anticipation of product orders from our licensees. Under the terms of our license agreements, the licensee is required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and must allow two to three months for delivery. In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account. However, we do not recognize sales until the products are shipped. Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment. Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests. Backlog was approximately $7,872,000 and $5,778,000 at December 31, 2008 and 2007, respectively. We expect substantially all of the backlog at December 31, 2008 to be filled during 2009.
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
Research and Development
From time to time, we have contracted with scientists at universities, medical colleges and private research organizations to conduct small studies to evaluate the safety and functions of our products. Most of these studies have been conducted to evaluate the safety and functions of Microhydrin or Microhydrin-based formulations. Since 2006, we have initiated several studies to evaluate the efficacy of certain of our wound care products distributed to the oncology market. Amounts expended by us to fund these studies have not been material.

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
Governmental Regulations
Products. One or more of the following agencies regulates the formulation, manufacture, packaging, labeling, advertising, distribution and sale of our products: the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Environmental Protection Agency and various agencies of the states and foreign countries into which our products are shipped or sold.
We market both dietary supplements and medical devices. In the U.S., the FDA regulates our products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and related regulations. The majority of our products are classified as dietary supplements, which are defined in the FDCA as products intended to supplement the diet that contain one or more of certain dietary ingredients, such as vitamins, minerals, herbs or botanicals, amino acids and other dietary substances used to supplement diets. The FDCA has been amended several times with respect to dietary supplements, most significantly by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). We believe DSHEA generally provides a favorable regulatory climate to consumers and the dietary supplement industry. This legislation governs the formulation, manufacturing, marketing and sale of dietary supplements, including the content and presentation of health-related information included on the labels or labeling of dietary supplements.
Pursuant to the FDCA, a dietary supplement that contains a new dietary ingredient, which is defined as an ingredient not on the market before October 15, 1994, must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.
The FDCA provides that a dietary supplement is adulterated if it is or it contains a dietary ingredient that poses a significant or unreasonable risk of illness or injury when used as directed on the label, or under normal conditions of use if there are no directions. We do not believe that any of our dietary supplement products contain any dietary ingredient that poses a significant or unreasonable risk of illness or injury.
The FDCA permits dietary supplement products to include truthful, non-misleading and substantiated statements of nutritional support. Such claims include: (i) statements that claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the United States; (ii) statements describing general well-being resulting from consumption of a dietary ingredient; (iii) statements that describe the role of a nutrient or dietary ingredient intended to affect the structure or function of the body; and (iv) statements that characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function. These claims are also known as “structure/function” claims. A dietary supplement that includes a structure/function claim on its labeling is required to include a disclaimer stating that the FDA has not evaluated the claim, and the manufacturer must notify the FDA of the use of such claim.
FDA distinguishes between statements of nutritional support, including structure/function claims, which do not require prior FDA approval, and claims that a product is intended to prevent, treat, cure, mitigate or diagnose disease, otherwise known as a “drug claims,” which do require prior FDA approval. It is the intended use of a product that is determinative, and intended use can come from various sources, including labeling and advertising claims. The making of a drug claim in relation to a dietary supplement may result in the product being declared an unapproved new drug in violation of the FDCA. The FDA has issued a regulation intended to clarify the distinction between permissible structure/function and impermissible drug claims. While in some cases there is no clear distinction between the two, we believe that the labeling and advertising of our dietary supplements complies with these regulations.

The FDCA requires that manufacturers possess substantiation demonstrating that structure/function claims made for dietary supplements are truthful and not misleading. The agency has issued a Guidance Document describing the amount and type of evidence it would consider adequate to support structure/function claims. According to the FDA Guidance, marketers should possess the type of evidence that experts in the relevant area of study would consider to be competent and reliable. Competent and reliable scientific evidence adequate to substantiate a claim, according to the Guidance, would consist of information derived primarily from human studies. Failure of a company to possess competent and reliable scientific evidence to substantiate structure/function claims made for its dietary supplement products may result in enforcement action and the FDA requiring that such claims be deleted or amended. We believe we possess competent and reliable scientific evidence to support structure/function claims made for our dietary supplement products.
As authorized by DSHEA, the FDA recently adopted good manufacturing practice regulations (“GMPs”) specifically for dietary supplements. These new GMPs, issued in June 2007, are more onerous than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMPs for drugs. It is possible that compliance with the new dietary supplement GMPs may result in an increase in the cost to produce our dietary supplement products. Under the new regulations, we are classified as a small business and have until June 2009 before the regulations apply to us. We believe our manufacturing and distribution practices will timely comply with these new rules.
In December 2006, Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which amended the FDCA and became effective in December 2007. These regulations, among other things, require companies that manufacture, pack or distribute nonprescription drugs or dietary supplements to report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events whether serious or non-serious. We believe that we have the necessary systems in place to comply with these regulations.
Most of our Medical Products are regulated under the FDCA as medical devices. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The class to which a device is assigned determines, among other things, the type of premarket submission or application required for marketing. Device classification depends on the intended use of the device and upon a product’s indications for use. Most of our medical devices are classified as Class I, and we do not now nor intend to market any Class III medical devices.
Class I devices are those for which safety and effectiveness can be assured by adherence to a set of regulatory guidelines called General Controls. General Controls are the only level of controls that apply to Class I devices and include provisions of the FDCA pertaining to adulteration, misbranding, device registration and listing, premarket notification, banned devices, notification and repair/replacement/refund, records and reports, restricted devices, and GMPs. Class II devices are those for which General Controls alone are insufficient to provide reasonable assurance of its safety and effectiveness and there is sufficient information to establish Special Controls the FDA deems necessary to provide such assurance. Special Controls may include special labeling requirements, mandatory performance standards and postmarket surveillance. Most Class I devices are exempt from premarket notification (510(k)) requirements, and while a few Class II devices are exempt, most Class II devices require 510(k) premarket notification. A 510(k) requires demonstration of substantial equivalence to another legally U.S. marketed device. Substantial equivalence means that the new device is at least as safe and effective as the predicate device. In accordance with the Medical Device User Fee and Modernization Act of 2002, as of October 2002 unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. The process of obtaining a 510(k) clearance typically can take several months to a year or longer and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976. We believe that our medical devices are manufactured and marketed in accordance with these regulations.
To help ensure compliance with the provisions of the FDCA and FDA’s regulations, the FDA has numerous enforcement tools, including the ability to issue warning letters, initiate product seizures and injunctions, order product withdrawals and recalls and pursue fines and criminal penalties.

Advertising of products in the U.S. is subject to regulation by the FTC under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTC Act also provides that the dissemination of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s substantiation doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. The FTC typically requires claims concerning the efficacy or safety of drugs and foods, including dietary supplements, to be supported by competent and reliable scientific evidence which is defined as tests, analyses, research, studies, or other evidence based on the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted in the profession to yield accurate and reliable results. Generally, the amount and type of evidence that will be sufficient is what experts in the relevant area of study would consider to be adequate. The FTC has issued a Dietary Supplement Advertising Guide for Industry that describes the amount and type of evidence the FTC will consider adequate for a dietary supplement. We believe that we have the necessary documentation to support our advertising and promotional claims.
The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, including orders requiring limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, cease and desist orders, injunctions and such other relief as the agency deems necessary to protect the public.
Self-regulatory agencies under the umbrella of the National Advertising Review Council, such as the National Advertising Division (“NAD”) of the Council of the Better Business Bureaus and the Electronic Retailing Self-Regulation Program (“ERSP”), may initiate investigations into product claims either on their own or upon the request of a complainant. Non-compliance with the recommendations of either the NAD or ERSP may result in referral of the matter to the FTC.
Advertising of FDA-regulated products are also regulated by state and local authorities under the various state consumer protection and consumer fraud acts. Further, the Lanham Act confers a private right of action on any person who is or believes he or she is likely to be damaged by a false statement or misrepresentation regarding the nature, characteristics or qualities of his /her or another person’s products.
In Canada, most of our Nutritional Products are classified as natural health products (“NHPs”). The safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution and sale of NHPs are subject to regulation by Health Canada, which regulates NHPs pursuant to the Canadian Food and Drugs Act, the Canadian Food and Drug Regulations, the Natural Health Product Regulations and related Health Canada Guidance Documents and Policies.
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
As of January 1, 2004, all new products that are NHPs must comply with NHP Regulations. For products already marketed in Canada as of that date, transition periods for compliance with NHP regulations are provided. NHPs that had a drug identification number under the prior Canadian regulations can continue to be sold without a license until December 31, 2009. While we have adopted a phased compliance strategy in order to meet the prescribed transition periods, the approval time of NHPs can vary depending on the product and the application or submission. There can be significant delays. Health Canada can suspend or revoke licenses for lack of compliance or if it perceives a product to present an unacceptable level of risk.

In some international markets, there has been adverse publicity concerning products that contain substances generally referred to as genetically modified organisms (“GMOs”). In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GMOs has prompted proposed or actual governmental regulation. We are also aware of regulations in some international markets affecting the use of irradiated raw ingredients or the labeling of products containing irradiated raw ingredients. To date, these regulations have not significantly affected our business; however, we cannot anticipate the extent to which future regulations will restrict the use of GMOs or irradiated raw materials in our products or the impact any such regulations may have on our business. In response to any applicable regulations, we would, where practicable, reformulate and/or re-label our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in these areas should not have a material adverse effect on us or our business. However, because these are relatively new and evolving areas of regulation, there can be no assurance in this regard.
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
Network Marketing. Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on sales of the enterprise’s products, rather than investments in the organization or other non-retail sales related criteria. In addition to federal regulation by the FTC in the U.S., each state has enacted its own “Little FTC Act” to regulate sales and advertising. We actively strive to comply with all applicable state, federal and foreign laws and regulations affecting this distribution channel. We believe that our network marketing system satisfies the standards and case law defining a legal marketing system; however, the regulatory and legal requirements concerning network marketing systems do not include “bright line” rules and are inherently fact-based.
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
Transfer Pricing. In the U.S. and other countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We have adopted transfer pricing arrangements with our subsidiaries that we believe are in compliance with all applicable transfer pricing laws. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our earnings would be adversely affected if our foreign tax credit was limited on our U.S. return. There can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which as a result, may require changes in our operating procedures.
Employees
As of December 31, 2008 and 2007, we had 79 and 77 employees, respectively. We do not foresee a significant change in the number of our employees during 2009.

Additional Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge through our website at www.rbclifesciences.com, as soon as reasonably practicable after such material is electronically filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. This information may also be obtained from the SEC’s on-line database located at www.sec.gov, which contains material regarding issuers that file electronically with the SEC. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Item 1A. Risk Factors.
Please carefully consider the following risk factors, which could materially adversely affect us. The fact that some of these risk factors may be the same or similar to those that we have filed with the Securities and Exchange Commission in past reports means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industries in which we operate and will likely be present in all periods. The fact that certain risks are endemic to these industries does not lessen their significance. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:
If we continue to lose existing Associates more rapidly than we recruit new Associates, net sales from our Associate network will continue to decrease.
In 2008, 2007 and 2006 net sales from our Associates contributed 19%, 25% and 40%, respectively, of our consolidated net sales. In this channel, we distribute all of our products through independent Associates and we depend on them to generate all of our net sales. Our Associates may terminate their services at any time, and, like most network marketing companies, we experience high turnover among Associates from year to year. As a result, in order to maintain sales in the future, we need to retain existing Associates and recruit additional Associates. To increase net sales, we must increase the number of and/or the productivity of our Associates.
Net sales from our Associate network declined 17%, 19% and 10% in 2008, 2007 and 2006, respectively, mainly as a result of a decline in the number of active Associates. While we take many steps to help train, motivate and retain Associates, we cannot accurately predict how the number and productivity of Associates may fluctuate because we rely primarily upon our Associates to recruit, train and motivate new Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates. Several factors affect our ability to attract and retain Associates, including:
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

The implementation of a new Associate compensation plan may not attract new Associates and may increase the turnover of existing Associates.
During 2009, we plan to introduce a new Associate compensation plan. We believe the new compensation plan will be more attractive than our current plan for individuals interested in earning income from a network marketing opportunity and, as a result, will encourage increased sponsorship of new Associates. However, there is no assurance that the new compensation plan will increase the rate of new Associate sponsoring. Also, because the new compensation plan will apply to our existing Associates, there is a risk that existing Associates may not receive the new plan favorably and, accordingly, become less active or terminate their association with us. In addition, in order to affect the transition for existing Associates from the current compensation plan to the new compensation plan, we may deem it necessary to supplement commission earnings for a period of time for certain Associates. The failure of the new compensation plan to increase sponsorship, the increase in turnover of existing Associates or the payment of commissions in excess of that provided under the existing compensation plan would adversely affect our results of operations and financial condition.
Two of our customers constitute a significant portion of our sales.
In 2008, two of our customers accounted for approximately 72% of consolidated net sales. One customer, CCI, a licensee that distributes Nutritional Products primarily in the former Soviet Union, accounted for over 59% of consolidated sales in 2008. The other customer, a medical/surgical dealer that distributes Medical Products and provides services to the long-term care market, accounted for over 13% of consolidated sales in 2008. Accordingly, a loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition. Factors that could adversely affect our sales to these customers include, but are not limited to, changes in market conditions in the markets serviced by these customers, changes in government regulations that affect sales in markets serviced by these customers, competition from other entities that sell products in markets serviced by these customers or an unfavorable change in our business relationship with these customers. The president of CCI beneficially holds approximately 18% of our outstanding common stock and served as a member of our Board of Directors until June 2004.
Two of our products constitute a significant portion of our net sales.
Two of our Nutritional Products, Microhydrin and Microhydrin Plus, constitute a significant portion of our sales, accounting for approximately 15%, 16% and 22% of net sales in 2008, 2007 and 2006, respectively. If the demand for these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering these products for any reason without a suitable replacement, then our financial condition and operating results would be harmed.
Net sales of our Nutritional Products are dependent upon an independent sales force and third-party licensees, and we do not have direct control over the marketing of our products.
We rely on non-employee, independent Associates and third-party licensees to purchase, market and sell our products. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically engage in the distribution of our products on a part-time basis and will likely engage in other business activities, some of which may compete with us. We have a large number of Associates in relation to the size of the corporate staff that implements our marketing programs and provides motivational support to our Associates. We undertake minimal effort to provide individual training to Associates. Accordingly, there can be no assurance that our distributors will participate in our marketing strategies or plans or accept our introduction of new products. Associates may voluntarily terminate their agreements with us at any time and there is typically significant turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates. Associate net sales are directly dependent upon the efforts of these non-employee, independent Associates and future sales volume will depend in large part upon our success in maintaining or increasing the number of new Associates and improving the productivity of the Associates.

Licensees, which accounted for 60%, 58% and 43% of our consolidated net sales in 2008, 2007 and 2006, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements. Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products. Licensees are also responsible for all marketing and sales activities in the licensed territories. Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and future sales volume will depend in large part upon their success in the importation, marketing and distribution of our products in the licensed territories.
Adverse economic conditions may harm our business.
In 2008, general worldwide economic conditions declined due to sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. This global economic downturn poses a risk as consumers and businesses, including healthcare providers, may postpone spending, or seek new ways to eliminate spending, in response to these uncertain and challenging economic conditions. In addition, there could be a number of follow-on effects including foreign currency exchange rate fluctuations, insolvency of key suppliers and customer insolvencies. We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific markets we serve. If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected.
We may be affected adversely by increased fuel and utility costs.
Increases in fuel costs may adversely affect the costs of our sales as we incur increased costs in connection with the transportation of goods to and from our suppliers and contract manufacturers and from our distribution facilities to our customers. Higher oil costs also can affect the cost of our raw materials and components. In addition, increases in utility costs may affect the cost of raw materials, goods and services we use. These increased costs may adversely affect our results of operations to the extent we are unable to pass these costs through to our customers or to benefit from offsetting cost reductions in the manufacture and distribution of our products.
Changes in customer preferences and demand could negatively impact our operating results.
Our business is subject to changing customer preferences and demand. The industries in which we operate are characterized by changes in demand for existing products and demand for new products and enhancements. Our success depends in part on our ability to anticipate and respond to these changes. Our failure to accurately predict these trends could negatively impact customer opinion of our products, which in turn could harm our customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:
•	accurately anticipate customer needs;

•	innovate and develop new products or product enhancements that meet these needs;

•	successfully commercialize new products or product enhancements in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner;

•	differentiate our product offerings from those of our competitors; and

•	satisfy government regulations related to the manufacture, labeling, sale and distribution of the products
If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our business, financial condition and operating results.

Demand for our products could also be adversely affected by changes in demographic trends, changes in government regulations or policies and particularly with regard to Nutritional Products, changes in disposable consumer income.
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
Most of our Medical Products are classified as medical devices under FDA regulations. Before certain medical devices can be sold, they require premarket review and clearance by the FDA, which is generally accomplished through the 510(k) premarket notification procedure. Clearance through this procedure requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. We presently have no 510(k) submissions pending. However, in the future, should we undertake to develop and market a medical device requiring premarket review and clearance, there is no assurance that the FDA will act favorably or quickly in its review of our 510(k), or that we will not encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude the sale of new products in the U.S. Any delays or failure to obtain FDA clearance or approvals of new products we develop, or the costs of obtaining FDA clearance or approvals, could have an adverse effect on our business, financial condition and results of operations.
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
We depend on outside suppliers to supply certain raw materials used in the manufacture of our products. In addition, all of our finished products are manufactured by independent third parties. There is no assurance that our current suppliers and manufacturers will continue to reliably supply products to us at the level of quality or quantity we require. If any of our third-party suppliers and manufacturers become unable or unwilling to continue to provide the products in required volumes and quality levels at acceptable prices, we will be required to identify and obtain acceptable replacement suppliers and manufacturing sources. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on net sales or result in increased product returns.

As a product manufacturer and distributor we may be subject to product liability claims.
As a manufacturer of ingredients used in and a distributor of products produced for human consumption and topical application, we could become exposed to product liability claims and litigation to prosecute such claims. Additionally, the distribution of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. To date, we have had a very limited product claims history and such matters have not materially affected our business, financial condition or results of operations. We are not aware of any instance in which any of our products are or have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to claims in the future or that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.
A violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Associate compensation plan could adversely affect our business.
New Associates sign a written contract and agree to adhere to our Associate policies and procedures. Although these policies and procedures prohibit Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. They also may make statements regarding potential earnings, product claims or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies or state attorneys general. We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates. There can be no assurance that our efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition and results of operations.
Laws and regulations may prohibit or severely restrict our sales efforts and could adversely affect our ability to do business.
The formulation, manufacturing, packaging, labeling, distribution, importation, sale, marketing and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture the Environmental Protection Agency and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Failure by us to comply with those regulations could lead to the imposition of significant penalties or claims, including civil penalties, product recalls or product seizures, cease and desist orders, injunctions, criminal sanctions, limits on advertising, consumer redress, divestitures of assets, and rescission of contracts and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of net sales.
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
Patent protection for Nutritional Supplements and our Medical Products generally is impractical given the large number of manufacturers who produce similar products having many ingredients in common. To the extent we deem commercially reasonable, we endeavor to seek trade dress protection for our products, which protection has been sought in the U.S., Canada and certain other countries in which we are either presently operating or may operate in the future. Notwithstanding these efforts, there can be no assurance that our efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others. Litigation with respect to protection of our intellectual property or claims of others against us could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.
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
We are subject to risks associated with our reliance upon information technology systems and implementation of a new technology system.
Our success is dependent in part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies that we may encounter in the future may result in interruptions to our services and may damage our relationships with, or cause us to lose, our Associates, licensees or customers, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all. Despite our precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our net sales and profits.

During 2009, we expect to complete the implementation of a new information technology system related to our North American Associate network business. There are inherent risks associated with replacing our current system, including, among other things, possible disruption of our ability to timely and accurately: (i) accept and ship customer orders, (ii) enroll newly sponsored Associates, (iii) calculate and pay Associate commissions, (iv) track Associate downline organizations and (v) provide information required by Associates to effectively manage and promote their distributorships. Failure to implement the new system in an effective and timely fashion could adversely affect our net sales and operating results.
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
In 2008, approximately 64% of consolidated net sales came from foreign territories. Of this 64%, 4% was generated from our Canadian operation, while the remainder came from foreign territories through export sales to our licensees who are subject to licensee agreements with us. We intend to continue to expand foreign sales of our products, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws, regulations and policies that govern the importation, distribution and sale of foreign-made products. While transactions with our licensees are denominated in U.S. dollars, exchange rate fluctuations can have a significant impact on the ability of our licensees to conduct successful businesses in the licensed territories. Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or overall financial condition.
Taxation and transfer pricing considerations affect our international operations.
Our principal domicile is the U.S. Under tax treaties, we are eligible to receive foreign tax credits in the U.S. for taxes actually paid abroad. Because we have foreign operations, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations. We have adopted transfer pricing arrangements with our subsidiaries to regulate intercompany transfers, which arrangements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services and contractual obligations, such as the payment of Associate incentives. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our earnings would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.
We may be held responsible for certain taxes relating to our distributors.
Our Associates are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as sales taxes or value added taxes, and to maintain appropriate records. In addition, under current law, our Associates in the U.S. and Canada are treated for income tax purposes as independent contractors and compensation paid to them is not subject to withholding by us. The definition of independent contractor has been challenged in the past and any changes to the definition of an independent contractor could possibly jeopardize the exempt status enjoyed by direct sellers and impose on us the responsibility for social security and similar taxes. There is no assurance that future legislation at the federal or state level, or in countries other than the U.S., affecting direct sellers will not be enacted, which could harm our financial condition and results of operations.

Our stock price has been volatile and subject to various market conditions, and there is a limited public trading market for our common stock.
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
My Garden, Ltd., a limited partnership controlled by Clinton H. Howard who is the Company’s founder and Chairman of the Board, owned 43% of our outstanding common stock at December 31, 2008. By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.
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
Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not carry key person insurance for any of our personnel. If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and U.S. warehousing and distribution operations. This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $2.2 million as of December 31, 2008. We lease distribution facilities in Burnaby, British Columbia to support distribution operations in Canada at an annual rental of approximately $80,000. We use our U.S. facilities for both the Nutritional Products and Medical Products business segments, while the Canadian facility is used only for the Nutritional Products business segment. We believe these facilities are suitable and adequate in relation to our present and immediate future needs.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the OTC Bulletin Board. The following reflects the range of high and low bid quotes for our common stock for each calendar quarter during each of the past two years. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

QUARTER ENDED	3/31/08	6/30/08	9/30/08	12/31/08
HIGH	$1.00	$0.72	$0.70	$0.70
LOW	0.59	0.49	0.45	0.26

QUARTER ENDED	3/31/07	6/30/07	9/30/07	12/31/07
HIGH	$0.47	$0.78	$0.86	$1.10
LOW	0.21	0.36	0.60	0.71
As of March 6, 2009 there were approximately 560 holders of our common stock. Since our inception, we have paid no dividends on our stock. We do not anticipate that we will pay dividends in the foreseeable future.
We did not sell any of our equity securities that were not registered under the Securities Act of 1933 during 2008. We also did not repurchase any of our equity securities during the fourth quarter of 2008.
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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Earnings Data:
Net sales	$30,409	$27,029	$21,697	$19,361	$18,266
Earnings before income taxes	2,677	2,689	714	619	537
Net earnings	1,616	1,692	436	592	537
Net earnings per common share — diluted	0.07	0.08	0.02	0.03	0.03
Balance Sheet Data:
Cash and cash equivalents	4,973	6,369	3,220	1,698	1,052
Working capital	5,275	3,539	1,935	1,140	123
Total assets	19,766	19,158	13,639	12,811	11,264
Long-term obligations	2,196	2,332	2,924	3,106	3,152
Shareholders’ equity	9,387	7,578	5,607	5,021	4,428
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
•
Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) fitness products and (iii) skin care products. Products include herbal formulas, vitamins, minerals, antioxidants and personal care products. In certain markets, principally in the U.S. and Canada, we distribute Nutritional Products directly through a network of independent Associates. In certain international markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who for the most part, distribute our products through an independent Associate network in the licensed territory.

•
Through the Medical Products segment, we distribute wound care products. These products are distributed primarily in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.

Net sales. Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2008		2007		2006
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$5,686	19%	$6,891	25%	$8,538	40%
Licensees	18,375	60%	15,632	58%	9,399	43%

	24,061	79%	22,523	83%	17,937	83%
Medical Products	6,348	21%	4,506	17%	3,760	17%

	$30,409	100%	$27,029	100%	$21,697	100%

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
The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
U.S.	80%	80%	74%
Canada	20	20	19
South Korea	—	—	7

	100%	100%	100%

In February 2006, we began distributing Nutritional Products through an Associate network in South Korea. Effective October 31, 2006, we restructured our South Korean operations through the sale of these operations and concurrent entry into an exclusive license agreement with the purchaser. Because the licensee failed to fulfill its obligations under the agreement, we subsequently wrote off the note receivable received in connection with the sale and terminated the license agreement.
Net sales through the Associate network channel have declined primarily because of the low rate of sponsorship of new Associates by the current Associate network. This is discussed further below under the caption “Results of Operations — 2008 Compared with 2007 — Net sales.”
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

Our principal licensee is CCI. In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including primarily countries of the former Soviet Union and Eastern Europe. CCI accounted for 97%, 96% and 92% of licensee net sales in 2008, 2007 and 2006, respectively. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.
Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. Our sales force, which is comprised of employed sales representatives and independent manufacturer representatives, markets our products to both wholesalers and health care providers. In some cases, wholesalers maintain their own sales forces, including health care professionals, to market and provide services related to products that they supply, which include our products. We sell to wholesalers on terms that generally require payment within 30 to 60 days. We recognize sales when products are shipped. Manufacturer representatives receive a percentage of sales as compensation, which percentage varies by product.
Since 2004, a medical/surgical dealer, which distributes our products and provides services to the long-term care market, has significantly expanded its business and, as a result, increased its purchases of our Medical Products. This dealer accounted for 64%, 57% and 55% of Medical Products net sales in 2008, 2007 and 2006, respectively.
Cost of Sales. Cost of sales primarily consists of costs related to (i) raw materials, labor and overhead directly associated with in-house production activities, (ii) product components, products and sales materials purchased from third-party manufacturers and suppliers, (iii) quality control testing performed by our in-house quality control laboratory and by outside testing laboratories, (iv) import duties, (v) freight and (vi) provisions for slow moving or obsolete inventory. Cost of sales and gross profit vary based on the sales mix of products sold within a distribution channel as well as the mix of product sales among distribution channels.
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
Critical Accounting Polices and Estimates
Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). Our significant accounting policies are described in Note B to the consolidated financial statements included under Part IV of this report. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Those estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and that require management’s most subjective judgments. We believe our most critical accounting policies and estimates are as described in this section.

Revenue Recognition. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), we recognize revenue at the point products are shipped, which is the point the risks and rewards of ownership pass to the customer. Under the terms of our license agreements, our licensees are required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and allow two to three months for delivery. In addition, under our agreement with CCI, we segregate and store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs. As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account. However, in accordance with SAB 104, we do not recognize revenue until the products are shipped. Deposits and payments received for unshipped products are recorded as deferred revenue. In accordance with EITF No 00-10, Accounting of Shipping and Handling Fees and Costs, amounts billed to customers for shipping and handling are classified as sales. As required by EITF 01-9, sales are recorded net of the rebate portion of sales incentives paid to Associates.
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
Income Taxes. We calculate income taxes in each of the jurisdictions in which we operate in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. Based on our estimates of the expected future tax consequences related to these differences, we record deferred tax assets and liabilities in our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”), Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the required accounting for uncertainty in income tax positions. Under FIN 48, we recognize in our financial statements the impact of a tax position if that position is “more likely than not” to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on the measurement, derecognition, classification and disclosure of tax positions in the financial statements.
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
We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award. The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. Expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future. In accordance with SFAS 123R, we recognized stock-based compensation expense of approximately $122,000 for the year ended December 31, 2008.

Results of Operations
The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	49.0	44.9	39.5

Gross profit	51.0	55.1	60.5

Operating expenses:
General and administrative	32.9	33.8	39.5
Distributor commissions	7.6	9.3	13.7
Depreciation and amortization	1.1	1.3	2.8

Total operating expenses	41.6	44.4	56.0

Operating profit	9.4	10.7	4.5

Interest expense	0.6	0.7	1.2

Earnings before income taxes	8.8	10.0	3.3
Income tax expense	3.5	3.7	1.3

Net earnings	5.3%	6.3%	2.0%

2008 Compared with 2007
Net sales. Net sales for the year ended December 31, 2008 were $30,409,000 compared with net sales for the prior year of $27,029,000, an increase of $3,380,000 or 13%. This increase was due to increases of $1,538,000 and $1,842,000 in net sales of Nutritional Products and Medical Products, respectively. While net sales of Nutritional Products to our licensees increased $2,743,000, net sales of Nutritional Products to our Associate network declined $1,205,000.
We attribute the decline in net sales to our Associate Network to a decline in the number of active Associates. We consider an Associate active if he or she has placed an order during the previous 12 months. The decline in the number of active Associates results primarily from low levels of sponsorship of new Associates by the current Associate network. While we develop marketing and sales materials for use by our Associates, and sponsor corporate events that Associates can use to introduce prospective Associates to RBC, Associates are primarily responsible for recruiting new Associates to join RBC. Our experience in this industry indicates that once an Associate loses motivation and confidence in a company and/or its products, it is extremely difficult to re-motivate that individual to engage in sponsoring activities.
During the past few years, we have taken a number of actions in an attempt to overcome the reduced sponsorship activity among our Associate network:
•
Marketing message — We modified our marketing message to focus on our core products and their benefits, and the business opportunity and desirable lifestyle available to a successful Associate. In addition, we developed, introduced and promoted new sponsoring systems that are simple and easy to explain to prospective Associates.

•
Product strategy — We first categorized our diverse product line into three major product groups. We then developed and introduced new products in each product group, allowing us, in some cases, to eliminate redundant products from the product line. We continue to develop and introduce new products to support sales in each product category.

•
Marketing materials — We have developed and introduced and are continuing to develop and introduce, new marketing tools in a variety of media that make it easy and simple for Associates to expose our products and business to prospective new Associates.

•
Associate compensation plan — We have introduced changes to our Associate compensation plan to make it financially rewarding at all levels and to encourage sponsoring. We plan to introduce a new compensation plan in 2009 that we believe will be more attractive to potential new Associates than our current plan. Although we expect that the new plan will increase the rate of new Associate sponsoring, no assurance can be given in this regard.

•
Corporate support — We have significantly increased the support, including financial support, we provide to Associates who are actively engaged in sponsoring activities. We have also undertaken various advertising and direct mail initiatives to attract new prospects and increase communication with existing Associates.

Although we believe the actions that we have taken and continue to take will ultimately increase the sponsorship of new Associates, we can give no assurance that the decline of active Associates will not continue.
The growth in net sales to our licensees relates to the growth of CCI. Net sales to CCI increased $2,849,000 in 2008. CCI’s sales growth is attributed to the continued expansion of the independent distributor network in CCI’s territory.
Since 2004, a medical/surgical dealer, which distributes our products and provides services to the long-term care market, has significantly expanded its business and, as a result, increased its purchases of our Medical Products. The increase in sales to this dealer in 2008 accounted for approximately 80% of the total net sales increase in the Medical Products segment.
Cost of sales. Cost of sales for the year ended December 31, 2008 was $14,915,000 compared with cost of sales in the prior year of $12,130,000, an increase of $2,785,000 or 23%. As a percentage of net sales, cost of sales was 49% in 2008 and 45% in 2007. As a percentage of net sales, gross margin declined 4% in 2008 mainly because of the change in sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross margin for products sold to licensees is lower than the gross margin for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to marketing and distribution in the licensed territory. In addition, the sales mix of Medical Products in 2008 contributed a lower gross margin than the sales mix in 2007. Most of the sales growth in this segment in 2008 was attributable to lower margin products.
General and administrative. General and administrative expenses for the year ended December 31, 2008, were $10,012,000 compared with 2007 expenses of $9,143,000, an increase of $869,000 or 10%. As a percentage of net sales, general and administrative expenses declined to 33% in 2008 compared with 34% in 2007. Of the increase in expenses, approximately $410,000 was associated with the Nutritional Products segment and $459,000 with the Medical Products segment. The increase in Nutritional Products general and administrative expenses resulted from (i) increased operational expenses, particularly wages and benefits, required to support licensee sales growth and (ii) repair and maintenance expenses associated with the Company’s headquarters facility. Increased general and administrative expenses in the Medical Products segment related to increased marketing, operational and administrative expenses, particularly wages and benefits, required to support sales growth in this segment.
Distributor commissions. Distributor commissions for the year ended December 31, 2008 declined as a result of the decline in sales to our Associate network. Distributor commissions for the year ended December 31, 2008 were $2,294,000 compared with distributor commissions in 2007 of $2,523,000, a decrease of $229,000 or 9%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales in accordance with EITF 01-9, were 35% in 2008 compared with 34% in 2007. This increase in distributor commissions as a percentage of commissionable sales primarily resulted from changes made to the Associate compensation plan that became effective January 2008. On a consolidated basis, distributor commissions as a percentage of net sales declined to 8% in 2008 compared with 9% in 2007.

Income taxes. We recorded income tax expense of $1,061,000 in 2008 compared to $997,000 in 2007. Our effective income tax rates for 2008 and 2007 were 39.6% and 37.1%, respectively. The increase in the effective income tax rate was primarily due to the weighted average effect of the adjustments to the statutory federal income tax rate.
Net earnings. Net earnings for the year ended December 31, 2008 were $1,616,000, or $0.07 per diluted share, compared with net earnings in the prior year of $1,692,000, or $0.08 per diluted share. This decrease resulted from the factors described above.
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
We began distribution of our Nutritional Products in South Korea through an Associate network in February 2006 and recorded net sales of $587,000 during 2006. As described above under the caption “Overview — Net Sales — Associate Network,” we sold the South Korean operations on October 31, 2006.
Associate network net sales, excluding South Korea, declined approximately $1,060,000 during 2007. We attribute this decline to a decline in the number of active Associates. We consider an Associate active if he or she has placed an order during the previous 12 months. The decline in the number of active Associates results primarily from low levels of sponsorship of new Associates by the current Associate network. The reasons for these declines and the actions taken are discussed above under the caption “Results of Operations — 2008 Compared with 2007 — Net Sales.”
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
Liquidity and Capital Resources
Historically, our principal need for funds has been for operating expenses, working capital and capital expenditures. We have funded our cash requirements through equity financing, debt financing and cash flow from operations. We have also used operating leases to finance the use of certain buildings and equipment required for our operations. We require working capital primarily to fund inventory purchases and, to a lesser extent, accounts receivable balances associated with sales of our Medical Products. We do not rely on lines of credit or other similar short-term financing arrangements to finance working capital needs. At December 31, 2008, all of our cash and cash equivalents were maintained in accounts that were fully insured by federal government agencies.
Cash and working capital. During the year ended December 31, 2008, we had a net decrease in cash of $1,395,000. This compares to a net increase in cash in 2007 of $3,149,000. At December 31, 2008, we had working capital of $5,275,000, a $1,736,000 improvement from working capital at December 31, 2007 of $3,539,000. This increase in working capital was the result of an increase in current assets of $497,000 and a decrease in current liabilities of $1,239,000. The reasons for the changes in cash and working capital are further described below.
Operating activities. In 2008, our operating activities used cash flows of $872,000 compared with providing cash flows of $4,525,000 in 2007. In 2008, net earnings adjusted for non-cash activities, mainly depreciation and amortization, stock-based compensation, and deferred taxes, provided cash flows of $2,228,000 compared with $2,558,000 in 2007.
Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued operating expenses and deferred revenues. One of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI. In accordance with our license agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order. These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders. In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs. CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account. Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue. Deposits we make with our suppliers are recorded as prepaid expenses. Inventory held in our warehouse for CCI’s account is reported as inventory in our financial statements until it is shipped to CCI. The $1,012,000 of cash used to increase inventory in 2008 was primarily related to increased inventory held for CCI.

Our prepaid expenses and other current assets increased during 2008 primarily as a result of an increase of $236,000 in supplier deposits and our purchase of $569,000 in certificates of deposit that were used to collateralize certain of our credit arrangements. A $500,000 certificate of deposit was purchased to secure a $500,000 bank line of credit and $69,000 certificate of deposit was purchased to secure a surety bond. Certain Canadian provinces require a surety bond as part of their business licensing requirements.
A $1,215,000 decrease in our accrued liabilities also affected cash provided by operating activities. In accordance with Internal Revenue Service regulations regarding the timing of estimated tax payments, we were not required to make any significant estimated tax payments related to our 2007 income tax liability until the first quarter of 2008. Accordingly, accrued income taxes decreased $1,053,000 during 2008 since we made quarterly income tax payments related to 2008 earnings during 2008 in addition to paying 2007 income taxes.
Investing activities. During 2008, we used cash of $591,000 to purchase property and equipment. Of this amount, approximately $213,000 represented capital improvements to our headquarters building drainage system. We completed the drainage system improvement project during 2008. Also during 2008, we invested $165,000 in the first phase of project to upgrade our network marketing computer software. We expect this upgrade project to be completed during 2009 at a total cost of approximately $600,000.
Financing activities. During 2008, financing activities provided net cash flows of $22,000. Our repayment of long-term debt during 2008 was more than offset by cash received from the exercise of common stock options. We did not use our line of credit during 2008 and there were no borrowings under the line of credit outstanding at December 31, 2008.
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
Contractual Cash Obligations
The table below summarizes our contractual obligations outstanding as of December 31, 2008:

	Payments Due by Period (000’s)
Contractual					2014 and
Obligations	Total	2009	2010 – 2011	2012 – 2013	Beyond

Long-term debt	$2,196	$144	$325	$379	$1,348
Operating leases	601	250	266	85	—
Purchase obligations (1)	3,357	3,357	—	—	—
Employment agreements	3,339	1,650	1,017	672	—

(1)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business. These purchase orders are primarily related to the purchase of inventory.

Off-Balance Sheet Arrangements
As of December 31, 2008, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.
Inflation
We do not believe that inflation has had a material impact on our operating results. Substantial increases in costs, however, could have an impact on us and the industries in which we operate. We believe that, to the extent inflation affects our costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.
Recent Accounting Pronouncements
Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but applies when other accounting pronouncements require fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our consolidated financial position, results of operations, or cash flows. In addition, we do not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material effect on our consolidated financial position, results of operations or cash flows.
Business Combinations. In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS 141R”) which replaced SFAS No 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In addition, this standard requires additional disclosure of information surrounding a business combination. SFAS 141R will apply prospectively to business combinations that occur in fiscal periods beginning after December 15, 2008. The effect of adopting SFAS 141R will depend on the nature and terms of any future acquisitions.
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial position, results of operations or cash flows.

Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial position or results of operations.
Determination of the Useful Life of Intangible Assets. In April 2008 the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The following discussion about our market risk includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. We do not use derivative financial instruments for speculative or trading purposes. We are exposed to market risk from changes in foreign currency exchange rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Foreign exchange. We have foreign-based operations in Canada which accounted for 4% of 2008 net sales. From time to time, we make advances to our Canadian subsidiary denominated in U.S. dollars, exposing the Canadian subsidiary to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances to our Canadian subsidiary of approximately $440,000 at December 31, 2008, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $44,000.
All transactions with our licensees are denominated in U.S. dollars so the licensee bears the currency exchange risk. Accordingly, exchange rate fluctuations in international markets served by our licensees do not directly affect our results of operations. However, exchange rate fluctuations in these markets may affect the ability of our licensees to conduct successful businesses.
Item 8. Financial Statements and Supplementary Data.
The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 3, 2009, pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report, and certain information included in such proxy statement is incorporated herein by reference. Only those sections of the proxy statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information for this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 11. Executive Compensation.
The information for this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information for this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information for this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 14. Principal Accountant Fees and Services.
The information for this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements. The following financial statements and related documents are filed as part of this report:
Report of Independent Registered Public Accounting Firm — Lane Gorman Trubitt, L.L.P.
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules. None.
(a)(3) Exhibits. The following exhibits are filed as part of this report:

Ex. No.	Description

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Amendment No. 1 to Bylaws (6)

4.1	Specimen copy of Certificate for Common Stock (2)

4.2	The 2003 Stock Incentive Plan (4)

4.3	The 2006 Stock Incentive Plan(11)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Lease Agreement dated August 23, 1994, by and between Royal BodyCare Canada, Inc. (f/k/a Pure Life International Products, Inc.) and Mott Electric Motor Repair Ltd.(10)

10.4	Purchase and Sale Agreement, dated as of August 21, 2000, between CIIF Associates II Limited Partnership and Royal BodyCare, Inc.(3)

10.5	Mortgage Note, dated March 15, 2001, in the principal amount of $3,000,000, executed by Royal BodyCare, Inc. and Clinton H. Howard in favor of Allstate Life Insurance Company*

10.6
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 16, 2001, between Royal BodyCare, Inc., as Trustor, Robin R. Green, as Trustee and Allstate Life Insurance Company, as Beneficiary*

10.7	Employment Agreement, dated November 20, 2003, between Royal BodyCare, Inc. and Clinton H. Howard (7)

10.8	Exclusive Distributorship Agreement, dated as of July 14, 2004, between Royal BodyCare, Inc. and Coral Club International, Inc.(9)

10.9	Agreement to Renew Lease dated May 26, 2005, by and between Royal BodyCare Canada, Inc. and Mott Electric Motor Repair Ltd.(10)

10.10	Line of Credit Promissory Note, dated November 1, 2007, in the principal amount of $500,000, executed by RBC Life Sciences, Inc. in favor of Independent Bank of Texas (13)

Ex. No.	Description

10.11	Business Loan Agreement, dated November 1, 2007, between RBC Life Sciences, Inc. and Independent Bank of Texas, associated with $500,000 Line of Credit Promissory Note (13)

10.12	Employment Agreement, executed December 7, 2007, between RBC Life Sciences, Inc. and John W. Price(12)

10.13	Employment Agreement, executed December 11, 2007 to be effective January 1, 2008, between RBC Life Sciences, Inc. and Kenneth L. Sabot(12)

10.14	Employment Agreement, executed December 11, 2007 to be effective January 1, 2008, between RBC Life Sciences, Inc. and Steven E. Brown(12)

10.15	Line of Credit Promissory Note, dated October 22 2008, in the principal amount of $500,000, executed by RBC Life Sciences, Inc. in favor of Independent Bank of Texas*

10.16	Amended and Restated Employment Agreement, executed December 31, 2008, between RBC Life Sciences, Inc. and John W. Price *

14.1	Code of Ethics(8)

21.1	List of company subsidiaries*

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference *

23.2	Consent of Gardere Wynne Sewell LLP, legal counsel (5)

24.1	Power of Attorney (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999

(2)	Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000

(4)	Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003

(5)	Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003

(7)	Incorporated by reference to the Current Report on Form 8-K filed December 3, 2003

(8)	Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004

(9)	Incorporated by reference to the Current Report on Form 8-K filed July 27, 2004

(10)	Incorporated by reference to the Current Report on Form 8-K filed June 1, 2005

(11)	Incorporated by reference to the registration statement filed on Form S-8 filed December 22, 2006

(12)	Incorporated by reference to the Current Report on Form 8-K filed December 13, 2007

(13)	Incorporated by reference to the Annual Report on Form 10-K filed March 18, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC LIFE SCIENCES, INC.,
a Nevada corporation

Date: March 13, 2009	By:	/s/ John W. Price John W. Price, Chief Executive Officer
Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Price John W. Price	Director, President and Chief Executive Officer (principal executive officer)	March 13, 2009

/s/ Steven E. Brown Steven E. Brown	Director, Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)	March 13, 2009

/s/ Clinton H. Howard Clinton H. Howard	Chairman of the Board of Directors	March 13, 2009

/s/ Kenneth L. Sabot Kenneth L. Sabot	Director and Senior Vice President- Operations	March 13, 2009

/s/ Paul R. Miller Paul R. Miller	Director and President- MPM Medical, Inc.	March 13, 2009

/s/ Robert A. Kaiser Robert A. Kaiser	Director	March 13, 2009

/s/ Joseph. P. Philipp Joseph P. Philipp	Director	March 13, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
RBC Life Sciences, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of RBC Life Sciences, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
LANE GORMAN TRUBITT, L.L.P.
Dallas, Texas
March 11, 2009

RBC Life Sciences, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$4,973,405	$6,368,885
Accounts receivable, net of allowance for doubtful accounts of $36,573 and $34,169, respectively	465,311	687,505
Inventories	5,706,613	4,725,372
Deferred income taxes	405,286	340,395
Prepaid expenses and other current assets	1,374,805	305,960

Total current assets	12,925,420	12,428,117

Property and equipment, net of accumulated depreciation	4,330,451	4,078,035

Goodwill, net of accumulated amortization	2,197,082	2,302,226

Other intangible assets, net of accumulated amortization	109,347	151,758

Other assets	203,816	198,306

	$19,766,116	$19,158,442

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable, trade	$1,961,579	$1,932,158
Accrued liabilities	1,266,167	2,498,682
Current maturities of long-term obligations	144,397	135,428
Deferred revenue	4,278,503	4,323,316

Total current liabilities	7,650,646	8,889,584

Long-term obligations, less current maturities	2,052,071	2,196,468

Deferred income taxes	676,495	494,265

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.10 par value; authorized 20,000,000 shares; none outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 21,915,004 and 20,863,724 shares issued and outstanding in 2008 and 2007, respectively	21,915	20,864
Additional paid-in capital	13,364,308	13,086,182
Accumulated deficit	(4,104,241)	(5,720,001)
Accumulated other comprehensive income	104,922	191,080

	9,386,904	7,578,125

	$19,766,116	$19,158,442

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31,

	2008	2007	2006

Net sales	$30,409,293	$27,028,529	$21,696,631
Cost of sales	14,914,840	12,129,963	8,578,243

Gross profit	15,494,453	14,898,566	13,118,388

Operating expenses
General and administrative	10,012,438	9,142,624	8,564,448
Distributor commissions	2,293,841	2,522,978	2,978,336
Depreciation and amortization	336,522	334,445	609,311

Total operating expenses	12,642,801	12,000,047	12,152,095

Operating profit	2,851,652	2,898,519	966,293

Interest expense	175,055	209,770	252,175

Earnings before income taxes	2,676,597	2,688,749	714,118

Income tax expense	1,060,837	996,500	277,914

Net earnings	$1,615,760	$1,692,249	$436,204

Basic earnings per share	$0.08	$0.08	$0.02

Basic weighted average shares outstanding	21,464,832	20,396,420	20,163,544

Diluted earnings per share	$0.07	$0.08	$0.02

Diluted weighted average shares outstanding	22,838,858	22,206,382	22,047,152

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2006	20,056,294	$20,056	$12,789,978	$(7,848,454)	$59,595	$5,021,175

Comprehensive income
Net earnings	—	—	—	436,204	—	436,204
Foreign currency translation adjustment	—	—	—	—	23,433	23,433

Total comprehensive income						459,637

Exercise of common stock options	132,000	132	19,008	—	—	19,140

Stock-based compensation	—	—	107,049	—	—	107,049

Balance at December 31, 2006	20,188,294	20,188	12,916,035	(7,412,250)	83,028	5,607,001

Comprehensive income
Net earnings	—	—	—	1,692,249	—	1,692,249
Foreign currency translation adjustment	—	—	—	—	108,052	108,052

Total comprehensive income						1,800,301

Exercise of common stock options	675,430	676	97,874	—	—	98,550

Stock-based compensation	—	—	72,273	—	—	72,273

Balance at December 31, 2007	20,863,724	20,864	13,086,182	(5,720,001)	191,080	7,578,125

Comprehensive income (loss)
Net earnings	—	—	—	1,615,760	—	1,615,760
Foreign currency translation adjustment	—	—	—	—	(86,158)	(86,158)

Total comprehensive income						1,529,602

Exercise of common stock options	1,051,280	1,051	156,549	—	—	157,600

Stock-based compensation	—	—	121,577	—	—	121,577

Balance at December 31, 2008	21,915,004	$21,915	$13,364,308	$(4,104,241)	$104,922	$9,386,904

The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities
Net earnings	$1,615,760	$1,692,249	$436,204

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	373,811	362,809	634,703
Losses on write off of note receivable and disposition of assets	—	535,249	169,501
Deferred income taxes	117,339	(104,260)	258,130
Stock-based compensation	121,577	72,273	107,049
Change in operating assets and liabilities
Accounts receivable	222,194	(355,671)	15,677
Inventories	(1,011,530)	(2,055,759)	730,040
Prepaid expenses and other current assets	(1,081,026)	194,775	(122,895)
Other assets	(7,417)	(4,591)	(230,779)
Accounts payable, trade	37,475	1,076,737	(251,842)
Accrued liabilities	(1,215,469)	1,291,382	57,922
Deferred revenue	(44,813)	1,819,678	279,297

Net cash provided by (used in) operating activities	(872,099)	4,524,871	2,083,007

Cash flows from investing activities
Purchase of property and equipment	(590,907)	(827,884)	(488,345)
Proceeds from sale of assets	—	820	107,457

Net cash used in investing activities	(590,907)	(827,064)	(380,888)

Cash flows from financing activities
Exercise of common stock options	157,600	98,550	19,140
Net payments against lines of credit	—	(100,000)	(22,249)
Payments of long-term debt	(135,428)	(566,703)	(182,169)

Net cash provided by (used in) financing activities	22,172	(568,153)	(185,278)

Effect of exchange rate changes on cash flows	45,354	19,728	4,696

Net increase (decrease) in cash	(1,395,480)	3,149,382	1,521,537

Cash and cash equivalents at beginning of year	6,368,885	3,219,503	1,697,966

Cash and cash equivalents at end of year	$4,973,405	$6,368,885	$3,219,503

Supplemental cash flow disclosures
Interest paid	$175,934	$212,662	$253,553
Income taxes paid	2,181,912	45,947	25,056
Receivable recorded in connection with the sale of South Korea operations	—	—	520,000
The accompanying notes are an integral part of these financial statements.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
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
In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) primarily throughout the U.S. under the MPM Medical brand name. Medical Products are distributed to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation - The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, RBC Life Sciences USA, Inc., RBC Life Sciences Canada, Inc., RBC Life Sciences Korea Co., Ltd. and MPM Medical, Inc. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time. At December 31, 2008 and 2007, $62,000 and $19,000 were held in a Canadian bank, respectively. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
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
December 31, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Inventories - Inventories consisting of raw materials and bulk products, packaging materials and finished goods are stated at the lower of cost or market. The cost of inventories is determined using the first in, first out method.
Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the related assets, principally on the straight-line method, ranging from three to 25 years.
Intangible Assets and Amortization - The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), issued by the Financial Accounting Standards Board (“FASB”). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets with finite lives are amortized over their useful lives. Accordingly, distribution contracts; copyrights, trademarks, and other registrations; and other intangibles are amortized over average lives of eight, 19 and 11 years, respectively.
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
The Company’s agreements with its third-party licensees generally provide that licensees pay to the Company a monthly royalty, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements. Royalties paid by licensees are recorded as sales and amounted to $2,638,000, $2,039,000 and $1,424,000 in 2008, 2007 and 2006, respectively.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan. These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization. Most commissions are paid to Associates monthly. The Company accounts for payments made to its Associates in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). In accordance with EITF 01-9, sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense. Associates earn rebates based on their personal monthly sales and the level at which they qualify under the Associate compensation plan. Associate rebates recorded as a reduction of sales were $884,000, $619,000 and $686,000 in 2008, 2007 and 2006, respectively.
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
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company recognizes in its financial statements the impact of a tax position if that position is “more likely than not” to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense. See Note L for further information.
Earnings Per Share - Basic earnings per common share is based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible debt.
Accounting Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the U.S., management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period. Actual results could differ from those estimates.
Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements. At December 31, 2008, fair value of fixed-rate long-term debt was $2,386,000, which was $190,000 above the carrying value of $2,196,000. At December 31, 2007, fair value of fixed-rate long-term debt was $2,445,000, which was $115,000 above the carrying value of $2,330,000.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Segment Information - The Company’s operations involve two operating segments: the Nutritional Products segment and the Medical Products segment. Nutritional Products are developed and distributed to a network of independent Associates operating primarily in North America and to licensees operating in certain other countries outside of North America. Medical Products are developed and sold primarily throughout the U.S. through medical/surgical supply dealers and pharmaceutical distributors to medical institutions such as hospitals, nursing homes and pharmacies.
Product Return Policy - Up to one year from the date of purchase, Nutritional Products that are unused and resalable may be returned by an Associate for a refund equal to 100% of the sales price to the Associate less a 10% restocking fee and commissions paid. Return of product by an Associate, other than product damaged at the time of receipt, constitutes potential cancellation of the distributorship. Generally, unused Medical Products may be returned up to six months from date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee. Returned products damaged during shipment are replaced by the Company. Nutritional Products purchased by licensees may not be returned to the Company for a refund except in the case of a product defect.
Advertising - Advertising expense is charged to operations when incurred. Advertising expenses were $114,000, $261,000 and $36,000 in 2008, 2007 and 2006, respectively.
Translation of Foreign Currencies - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as a component of other comprehensive income (loss) in shareholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statements of earnings.
Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive income (loss) but are excluded from net earnings as the amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income (loss) is attributed to translation gains or losses of foreign currencies.
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

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) and applied the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 using the modified-prospective transition method. In accordance with this method, stock-based compensation expense recognized subsequent to December 31, 2005 includes (i) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Also in accordance with this method, periods ending prior to January 1, 2006 are not retroactively adjusted. See Note K for further information.
Recent Accounting Pronouncements -
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but applies when other accounting pronouncements require fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. In addition, the Company does not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material effect on its consolidated financial position, results of operations or cash flows.
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, (“SFAS 141R”) which replaced SFAS No 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In addition, this standard requires additional disclosure of information surrounding a business combination. SFAS 141R will apply prospectively to business combinations that occur in fiscal periods beginning after December 15, 2008. The effect of adopting SFAS 141R will depend on the nature and terms of any future acquisitions.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial position, results of operations or cash flows.
Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial position or results of operations.
Determination of the Useful Life of Intangible Assets
In April 2008 the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP 142-3, but does not expect the adoption to have a material impact on its consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE C — ACCOUNTS RECEIVABLE
At December 31, 2008 and 2007, accounts receivable consist of the following:

	2008	2007
Accounts receivable
Trade	$495,164	$692,969
Other	6,720	28,705

Total	501,884	721,674
Less allowance for doubtful accounts	36,573	34,169

Net accounts receivable	$465,311	$687,505

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Beginning balance	$34,169	$34,739
Bad debt provision	5,706	4,041
Accounts written off	(3,302)	(4,611)

Ending balance	$36,573	$34,169

NOTE D — INVENTORIES
At December 31, 2008 and 2007, inventories consist of the following:

	2008	2007
Raw materials and bulk products	$384,376	$573,625
Packaging materials	584,842	509,541
Finished goods	4,737,395	3,642,206

	$5,706,613	$4,725,372

NOTE E — PREPAID EXPENSES AND OTHER CURRENT ASSETS
At December 31, 2008 and 2007, prepaid expenses and other current assets consist of the following:

	2008	2007
Advance payments to suppliers	$415,699	$179,844
Certificates of deposit — restricted	569,445	—
Prepaid insurance and other	389,661	126,116

Total	$1,374,805	$305,960

At December 31, 2008, the Company held two certificates of deposit that were pledged as collateral to secure certain credit arrangements. A certificate of deposit in the amount of $500,000 was pledged to secure a $500,000 bank line of credit that matures in October 22, 2009. A certificate of deposit in the amount of $69,445 was pledged to secure a $69,445 surety bond that matures September 11, 2009.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE F — PROPERTY AND EQUIPMENT
At December 31, 2008 and 2007, property and equipment consist of the following:

	2008	2007
Building and improvements	$3,523,428	$3,314,482
Computer software and office equipment	1,625,205	1,567,381
Warehouse equipment	367,285	345,030
Automotive equipment	55,392	55,392
Leasehold improvements	17,858	22,120

	5,589,168	5,304,405
Less accumulated depreciation and amortization	2,399,890	2,367,543

	3,189,278	2,936,862
Land	1,141,173	1,141,173

	$4,330,451	$4,078,035

NOTE G — GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, the Company discontinued the amortization of goodwill on January 1, 2002. The Company measures its goodwill for impairment at the end of each year. No impairment losses have been recognized as a result of this testing.
Goodwill balances are summarized as follows:

	Gross
	Carrying	Accumulated
	Value	Amortization
Balance, December 31, 2006	$3,281,690	$(1,062,393)
Currency translation adjustment	161,822	(78,893)

Balance, December 31, 2007	3,443,512	(1,141,286)
Currency translation adjustment	(205,170)	100,026

Balance, December 31, 2008	$3,238,342	$(1,041,260)

At December 31, 2008 and 2007, other intangible assets consist of the following:

		December 31, 2008		December 31, 2007
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Value	Amortization	Value	Amortization

Distribution contracts	8	$277,369	$(244,536)	$277,369	$(211,583)
Copyrights, trademarks and other registrations	19	99,100	(38,979)	99,100	(33,694)
Other	11	47,600	(31,207)	47,600	(27,034)

		$424,069	$(314,722)	$424,069	$(272,311)

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE G — GOODWILL AND OTHER INTANGIBLE ASSETS — continued
Amortization expense related to other intangible assets totaled approximately $42,000 for each of the years ended December 31, 2008 and 2007. The aggregate estimated amortization expense for other intangible assets remaining as of December 31, 2008 is as follows:

2009	$24,049
2010	21,626
2011	13,792
2012	5,957
2013	5,957
Thereafter	37,966

$109,347

NOTE H — ACCRUED LIABILITIES
At December 31, 2008 and 2007, accrued liabilities consist of the following:

	2008	2007
Distributor commissions	$297,570	$362,900
Income taxes	—	1,052,813
Salaries and wages	798,913	850,855
Sales and property taxes	32,759	57,908
Interest	14,186	15,064
Other	122,739	159,142

Total	$1,266,167	$2,498,682

NOTE I — LINES OF CREDIT
The Company maintains a $500,000 bank line of credit that matures October 22, 2009. Borrowings under this line of credit bear interest at 5.05% and are secured by a $500,000 certificate of deposit maintained at the bank. There were no borrowings outstanding under this line at December 31, 2008.
During 2007, the Company paid off a $100,000 line of credit borrowing that was outstanding at December 31, 2006. This line of credit arrangement was not renewed.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE J — LONG-TERM OBLIGATIONS
At December 31, 2008 and 2007, long-term obligations consist of the following:

	2008	2007

Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$2,196,468	$2,330,130
Capital lease obligation	—	1,766

	2,196,468	2,331,896
Less — current maturities	144,397	135,428

	$2,052,071	$2,196,468

In May 2005, the Company financed the purchase of certain equipment in the amount of approximately $18,000 through a capital lease. This capital lease was fully paid in 2008.
Long-term obligation payments payable in the next five years are as follows:

December 31,
2009	$144,397
2010	155,994
2011	168,522
2012	182,056
2013	196,678
Thereafter	1,348,821

$2,196,468

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
December 31, 2008, 2007 and 2006
NOTE K — STOCK-BASED COMPENSATION — continued
On June 1, 2006, the Company’s shareholders adopted the 2006 Stock Incentive Plan (the “2006 Plan”) under which 2,500,000 shares of common stock were reserved for issuance. The 2006 Plan provides for the issuance of non-qualified stock options, ISOs, restricted stock awards and stock appreciation rights, and permits grants to employees, non-employee directors and consultants of the Company.
Generally, stock options granted under these plans vest over a period from four to five years and have a term of nine years. Certain stock options granted under these plans were fully vested upon grant and certain options have terms of five years.
Other stock options
The Company has also granted employee stock options outside of the plans described above. Under these arrangements, as of December 31, 2008, the Company had granted non-qualified options to purchase 400,000 shares of common stock.
Stock option accounting
On January 1, 2006, the Company adopted SFAS 123R using the modified-prospective transition method. Under this method, results of operations for prior periods were not restated. Stock-based compensation expense recognized subsequent to December 31, 2005 includes options granted prior to but not vested as of December 31, 2005, and options granted on or after January 1, 2006.
In accordance with SFAS 123R, stock-based compensation expense for 2008, 2007 and 2006 was approximately $122,000, $72,000 and $107,000, respectively, and is classified as a general and administrative expense. Tax benefits related to this expense were immaterial because virtually all stock-based compensation resulted from grants of ISOs. In accordance with SFAS No. 109, Accounting for Income Taxes, no tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs. In accordance with SFAS 123R, the Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no material excess tax benefits in 2008, 2007 or 2006.
Fair value
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Weighted average expected life (years)	8.6	8.7	9.0
Risk-free interest rate	2.95%	4.29%	4.72%
Expected volatility	128.07%	136.79%	138.31%
Expected dividend yield	0.0%	0.0%	0.0%

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE K — STOCK-BASED COMPENSATION — continued
The weighted average expected life is based on the option term. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. Expected volatility is based on historical volatility rates. Expected dividend yield is 0.0% since the Company has no history of paying dividends and currently has no plans to do so.
Stock option activity
A summary of stock option activity for the three years ended December 31, 2008 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2006	3,565,000	$0.21
Granted	524,150	0.41
Exercised	(132,000)	0.15
Forfeited/Canceled	(200,000)	0.74

Outstanding on December 31, 2006	3,757,150	0.22
Granted	512,950	0.80
Exercised	(675,430)	0.15
Forfeited/Canceled	(99,720)	0.17

Outstanding on December 31, 2007	3,494,950	0.32
Granted	420,650	0.58
Exercised	(1,051,280)	0.15
Forfeited/Canceled	(571,435)	0.23

Outstanding on December 31, 2008	2,292,885	$0.46	5.0	$381,360

Exercisable on December 31, 2008	1,473,810	$0.37	3.3	$352,638

A summary of the status of the Company’s non-vested stock options as of December 31, 2008, and changes during the year then ended, is presented below:

		Weighted Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options January 1, 2008	866,540	$0.50
Non-vested stock options granted	405,650	0.54
Vested stock options	(366,697)	0.31
Forfeited stock options	(86,418)	0.60

Non-vested stock options at December 31, 2008	819,075	0.60

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE K — STOCK-BASED COMPENSATION — continued
Additional information related to stock options granted, vested and exercised for the three years ended December 31, 2008 is a follows:

	Year Ended December 31,
	2008	2007	2006

Grant date fair value of stock options granted	$226,230	$394,779	$208,064
Grant date fair value of stock options vested	120,350	112,507	107,049
Intrinsic value of stock options exercised	611,190	481,030	67,980
As of December 31, 2008, there was approximately $465,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 4.2 years.
NOTE L — INCOME TAXES
The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal income tax expense at statutory rate	$910,043	$914,175	$242,800

State income taxes, net of federal benefit	5,559	(3,309)	26,636
Stock-based compensation	38,296	21,554	36,221
Effect of foreign operations, net of foreign tax credits	(17,130)	(6,775)	(10,578)
Change in valuation allowance	65,504	69,284	—
Other, net	58,565	1,571	(17,165)

Income tax expense	$1,060,837	$996,500	$277,914

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE L — INCOME TAXES — continued
Deferred tax assets and liabilities at December 31, 2008 and 2007 are comprised of the following:

	December 31,
	2008	2007
Deferred tax assets related to:
Inventories	$361,791	$327,765
Accounts receivable and other assets	11,051	11,959
Accrued liabilities	44,964	32,646
Tax loss and tax credit carryforwards	206,477	105,046
Other	5,478	3,357

	629,761	480,773
Valuation allowance	(182,988)	(117,484)

Net deferred tax assets	446,773	363,289

Deferred tax liabilities related to:
Property and equipment	(298,517)	(148,792)
Intangible assets	(419,465)	(368,367)

Deferred tax liabilities	(717,982)	(517,159)

Net deferred tax liabilities	$(271,209)	$(153,870)

Net current deferred tax assets	$405,286	$340,395
Net long-term deferred tax liabilities	(676,495)	(494,265)

	$(271,209)	$(153,870)

The Company’s valuation allowance relates to deferred tax assets of its Canadian subsidiary. This valuation allowance was increased approximately $66,000 during 2008 as it was determined more likely than not that the related deferred tax assets will not be realized.
The Company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At December 31, 2008 and 2007, the Company had no unrecognized tax benefits. As permitted under FIN 48, the Company’ policy is to record any interest and penalties related to gross unrecognized tax benefits within its provision for income taxes.
Although the Company files income tax returns in the U.S. on a federal basis, in certain U.S. state jurisdictions and in Canada on a federal basis, the most significant taxing jurisdiction is the U.S. federal jurisdiction. The Company’s 2005, 2006 and 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes. As of December 31, 2008, there were no examinations by any taxing jurisdiction in progress.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE L — INCOME TAXES — continued
Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$943,498	$1,100,760	$19,784
Foreign	—	—	—
Deferred
Federal	117,339	(104,260)	284,528
Foreign	—	—	(26,398)

Income tax expense	$1,060,837	$996,500	$277,914

NOTE M — COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2011. Rental expense under non-cancelable operating leases totaled $232,000, $198,000 and $450,000 in 2008, 2007 and 2006, respectively. Future minimum payments under non-cancelable operating leases are as follows:

December 31,

2009	$250,040
2010	166,183
2011	100,259
2012	84,986

$601,468

Employee Arrangements
The Company has entered into employment agreements with six of its key executives for two-year terms ending on various dates from December 31, 2009 through February 18, 2010. Each of these agreements automatically renews for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term. These agreements provide for a minimum base salary and additional cash incentive compensation if certain performance measures are attained. In addition, these agreements provide that if employment is terminated as a result of a change of control of the Company, as defined, the Company will be required to make a severance payment in an amount equal to the greater of the annual base salary or the base salary for the remaining term, in addition to other compensation due under the terms of the agreement. These agreements also provide that if employment is terminated for certain other reasons set forth in the agreement, the Company will be required to make a severance payment in an amount equal to one-half of the annual base salary, in addition to other compensation due under the terms of the agreement.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE M — COMMITMENTS AND CONTINGENCIES — continued
On December 31, 2008, the Company entered into an amended and restated employment agreement with its President who assumed the position of CEO on January 1, 2009 following the retirement of the Company’s former CEO on December 31, 2008. This agreement has an initial term of four years and automatically renews for an additional two-year term unless either party provides notice to the other 90 days prior to the last day of the then current term. This agreement provides for a minimum base salary and additional cash incentive compensation if certain performance measures are attained. In addition, the agreement provides that if employment is terminated as a result of a change of control of the Company, as defined, the Company will be required to make a severance payment in an amount equal to the greater of the annual base salary or the base salary for the remaining term, in addition to other compensation due under the terms of the agreement. The agreement also provides that if employment is terminated for certain other reasons set forth in the agreement, the Company will be required to make a severance payment in an amount equal to the greater of the annual base salary increased by two weeks for each year of service or the base salary for the remaining term, in addition to other compensation due under the terms of the agreement. Also under the agreement, the Company granted to its new CEO a nine-year option to purchase 200,000 shares of the Company’s common stock at $0.53 per share, which was the market price of the common stock on the date of grant. This option vests ratably over a four-year period.
In accordance with the terms of the employment agreement between the Company and its former CEO, the former CEO will receive a percentage of his base salary for a period of five years following the date of his retirement for consulting services.
The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization. This plan covers employees in the U.S. who are at least 18 years of age and have been employed by the Company longer than three months. The Company makes discretionary matching contributions equal to 10% of the employees’ contributions. Total matching contributions made by the Company during 2008, 2007 and 2006 were approximately $22,000, $17,000 and $19,000, respectively.
Litigation
The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.
NOTE N — SOUTH KOREA OPERATIONS
On October 31, 2006, the Company completed a restructuring of its South Korea operations. On that date, the Company executed an agreement to sell all of the capital stock of its wholly owned subsidiary, RBC Korea, to a private South Korean corporation, Merry Key, which was wholly owned by the individual who was the executive in charge of the Company’s South Korean operations prior to the sale. The closing of the sale occurred on October 31, 2006. Concurrent with the sale of RBC Korea, the Company also entered into a five-year exclusive license agreement with Merry Key. The Company recorded a one-time loss on disposition of assets in the fourth quarter of 2006 of approximately $170,000 in connection with this sale.
In accordance with the terms of the sale agreement, Merry Key paid the Company $100,000 in cash at closing and agreed to pay an additional $685,000 in monthly installments, the amount of each installment being the greater of $5,000 or 10% of previous month net sales. The $685,000 receivable was non-interest bearing and had a fair value of $520,000 at the date of sale based on anticipated cash flows and an imputed interest rate of 10.75%. Based on its ongoing evaluation of the financial condition of Merry Key, the Company concluded that this receivable was uncollectible as of December 31, 2007. Accordingly, the Company recorded an aggregate charge of $516,000 during 2007 in connection with this write off. In addition, the Company terminated its license agreement with Merry Key.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE O — SEGMENTS AND GEOGRAPHIC AREA
The Company’s segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance. Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.
The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products. Nutritional Products are marketed under the RBC Life Sciences brand name. These products are distributed by a network of independent Associates in certain markets, primarily in the U.S. and Canada, and by licensees operating in certain other international markets. For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.
The Medical Products segment markets a line of approximately 28 wound care products primarily in the U.S. under the MPM Medical brand name. The wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers and pharmaceutical distributors. Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.
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
Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2008
Net sales	$24,061	$6,348	$30,409
Depreciation and amortization	277	97	374
Operating profit	2,523	329	2,852
Capital expenditures	560	31	591
Total assets	17,247	2,519	19,766

Year ended December 31, 2007
Net sales	$22,523	$4,506	$27,029
Depreciation and amortization	272	91	363
Operating profit	2,645	254	2,899
Capital expenditures	806	22	828
Total assets	17,309	1,849	19,158

Year ended December 31, 2006
Net sales	$17,937	$3,760	$21,697
Depreciation and amortization	581	54	635
Operating profit	422	544	966
Capital expenditures	486	2	488
Total assets	12,543	1,096	13,639

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE O — SEGMENTS AND GEOGRAPHIC AREA — continued
Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2008, 2007 and 2006 is listed below (in thousands):

	Net Sales	Long-lived Assets

Year ended December 31, 2008
Domestic	$10,818	$6,365
Former Soviet Union	17,799	—
Canada	1,115	476
All others	677	—

Totals	$30,409	$6,841

Year ended December 31, 2007
Domestic	$10,011	$6,133
Former Soviet Union	14,950	—
Canada	1,382	597
South Korea	14	—
All others	672	—

Totals	$27,029	$6,730

Year ended December 31, 2006
Domestic	$10,101	$6,201
Former Soviet Union	8,644	—
Canada	1,608	505
South Korea	587	—
All others	757	—

Totals	$21,697	$6,706

Significant Customers
The Company recorded sales to CCI, a licensee of the Company, in the amount of $17,799,000, $14,950,000 and $8,644,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also recorded sales to a medical/surgical dealer in the amount of $4,060,000 for the year ended December 31, 2008. These sales accounted for more than 10% of net sales in these years. In no other case did a customer of the Company account for more than 10% of net sales for the years ended December 31, 2008, 2007 or 2006.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE P — EARNINGS PER SHARE
Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Shares	Per Share
Year ended December 31, 2008
Basic earnings per common share	$1,615,760	21,464,832	$0.08
Effect of dilutive stock options	—	1,374,026

Diluted earnings per common share	$1,615,760	22,838,858	$0.07

Year ended December 31, 2007
Basic earnings per common share	$1,692,249	20,396,420	$0.08
Effect of dilutive stock options	—	1,809,962

Diluted earnings per common share	$1,692,249	22,206,382	$0.08

Year ended December 31, 2006
Basic earnings per common share	$436,204	20,163,544	$0.02
Effect of dilutive stock options	—	1,883,608

Diluted earnings per common share	$436,204	22,047,152	$0.02

For 2008, 2007 and 2006, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore anti-dilutive, was 897,180, 812,950 and 400,000, respectively.
NOTE Q — RELATED PARTY TRANSACTIONS
Debt Guarantees - The Company’s Chairman of the Board has guaranteed a mortgage note of the Company. The balance of this note was $2,196,000 at December 31, 2008.
Customer Arrangement’In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement. In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement. The Company recorded sales to CCI in the amount of $17,799,000, $14,950,000 and $8,644,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Pursuant to the license agreement between CCI and the Company, CCI paid royalties to the Company for the years ended December 31, 2008, 2007 and 2006 in the amount of $2,609,000, $2,025,000 and $1,409,000, respectively, which are recorded as sales. The president of CCI beneficially owned approximately 18% of the Company’s outstanding common stock at December 31, 2008 and was a member of the Company’s Board of Directors until June 2004.

RBC Life Sciences, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2008 and 2007 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)

2008:
Net sales	$6,348	$6,887	$9,925	$7,249
Gross profit	3,503	3,696	4,710	3,585
Net earnings	355	276	846	139
Basic earnings per share	0.02	0.01	0.04	0.01
Diluted earnings per share	0.02	0.01	0.04	0.01

2007:
Net sales	$5,392	$7,148	$7,857	$6,632
Gross profit	3,304	3,793	4,156	3,646
Net earnings(1)	325	510	672	185
Basic earnings per share	0.02	0.03	0.03	0.01
Diluted earnings per share	0.02	0.02	0.03	0.01

(1)
As described in Note N, the Company recorded an aggregate charge of $516,000, or $335,000 net of tax, during 2007 to write off the note receivable received in connection with the sale of South Korean operations in 2006. Of this charge, $87,000 net of tax and $248,000 net of tax, was recorded in the third quarter and fourth quarter of 2007, respectively.

Exhibit Index

Exhibit Number	Description

10.5	Mortgage Note, dated March 15, 2001, in the principal amount of $3,000,000, executed by Royal BodyCare, Inc. and Clinton H. Howard in favor of Allstate Life Insurance Company

10.6
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 16, 2001, between Royal BodyCare, Inc., as Trustor, Robin R. Green, as Trustee and Allstate Life Insurance Company, as Beneficiary

10.15	Line of Credit Promissory Note, dated October 22 2008, in the principal amount of $500,000, executed by RBC Life Sciences, Inc. in favor of Independent Bank of Texas

10.16	Amended and Restated Employment Agreement, executed December 31, 2008, between RBC Life Sciences, Inc. and John W. Price

21.1	List of company subsidiaries

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002