Form 10-Q
period 2009-03-31
RBC LIFE SCIENCES, INC.
filed 2009-05-08
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2009
Common Stock, $0.001 par value per share	21,921,934 shares

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,630,706	$4,973,405
Accounts receivable, net	527,493	465,311
Inventories	5,202,439	5,706,613
Deferred income taxes	399,286	405,286
Prepaid expenses	1,539,627	1,374,805

Total current assets	13,299,551	12,925,420

Property and equipment, net	4,735,874	4,330,451

Goodwill, net	2,184,303	2,197,082

Intangible assets, net	101,531	109,347

Other assets	9,307	203,816

	$20,330,566	$19,766,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,817,779	$1,961,579
Accrued liabilities	963,720	1,266,167
Current maturities of long-term obligations	147,213	144,397
Deferred revenue	5,449,534	4,278,503

Total current liabilities	8,378,246	7,650,646

Long-term obligations, less current maturities	2,014,195	2,052,071

Deferred income taxes	693,567	676,495

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,921,934 and 21,915,004 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	21,922	21,915
Additional paid-in capital	13,400,481	13,364,308
Accumulated deficit	(4,275,221)	(4,104,241)
Accumulated other comprehensive income	97,376	104,922

	9,244,558	9,386,904

	$20,330,566	$19,766,116

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,
	2009	2008

Net sales	$6,015,878	$6,347,691

Cost of sales	2,876,551	2,844,902

Gross profit	3,139,327	3,502,789

Operating expenses:
General and administrative	2,576,996	2,252,753
Distributor commissions	635,031	557,647
Depreciation and amortization	88,175	80,787

Total operating expenses	3,300,202	2,891,187

Operating profit (loss)	(160,875)	611,602

Interest expense	42,105	44,743

Earnings (loss) before income taxes	(202,980)	566,859

Provision (benefit) for income taxes	(32,000)	212,000

Net earnings (loss)	$(170,980)	$354,859

Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	(0.01)	0.02

Weighted average common shares outstanding:
Basic	21,917,314	21,114,437
Diluted	21,917,314	22,572,680
See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,
	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$(170,980)	$354,859
Adjustment for non-cash items:
Depreciation and amortization	99,807	88,777
Stock-based compensation	34,725	29,428
Deferred income taxes	21,400	(30,000)
Change in operating assets and liabilities:
Accounts receivable	(62,176)	295,369
Inventories	500,212	(225,236)
Prepaid expenses	(167,026)	(52,945)
Other assets	—	(6,947)
Accounts payable and accrued liabilities	(443,406)	(1,400,444)
Deferred revenue	1,171,032	363,731

Net cash provided by (used in) operating activities	983,588	(583,408)

Cash flows from investing activities:
Purchase of property and equipment	(498,203)	(79,235)
Proceeds from surrender of insurance policy	194,277	—

Net cash used in investing activities	(303,926)	(79,235)

Cash flows from financing activities:
Payments of long-term obligations	(35,061)	(34,220)
Proceeds from the exercise of stock options	1,455	56,124

Net cash provided by (used in) financing activities	(33,606)	21,904

Effect of exchange rate changes on cash flows	11,245	1,589

Net increase (decrease) in cash and cash equivalents	657,301	(639,150)

Cash and cash equivalents, beginning of period	4,973,405	6,368,885

Cash and cash equivalents, end of period	$5,630,706	$5,729,735

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Unaudited Condensed Consolidated Financial Statements:
The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), previously filed with the Securities and Exchange Commission.
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

Note C — Inventories:
Inventories at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Raw materials and bulk products	$264,667	$384,376
Packaging materials	576,287	584,842
Finished goods	4,361,485	4,737,395

	$5,202,439	$5,706,613

Note D — Prepaid Expenses:
Prepaid expenses at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Advance payment to suppliers	$518,621	$415,699
Certificates of deposit — restricted	567,431	569,445
Prepaid insurance and other	453,575	389,661

	$1,539,627	$1,374,805

Note E — Property and Equipment:
Property and equipment at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,096,059	1,625,205
Warehouse equipment	387,282	367,285
Automotive equipment	15,228	55,392
Leasehold improvements	17,340	17,858

	6,039,337	5,589,168
Less — accumulated depreciation	(2,444,636)	(2,399,890)

	3,594,701	3,189,278
Land	1,141,173	1,141,173

	$4,735,874	$4,330,451

Note F — Goodwill and Other Intangible Assets:
The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator. No impairment losses have been recognized as a result of this testing. Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2008	$3,238,342	$(1,041,260)
Currency translation adjustment	(24,936)	12,157

Balance, March 31, 2009	$3,213,406	$(1,029,103)

Other intangible assets consist of the following:

		March 31, 2009		December 31, 2008
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Value	Amortization	Value	Amortization

Distribution contracts	8	$277,369	$(249,989)	$277,369	$(244,536)
Copyrights, trademarks and other registrations	19	99,100	(40,300)	99,100	(38,979)
Other	11	47,600	(32,249)	47,600	(31,207)

		$424,069	$(322,538)	$424,069	$(314,722)

Amortization expense related to other intangible assets totaled approximately $7,800 and $10,600 for the quarters ended March 31, 2009 and 2008, respectively. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2009 is as follows:

Remainder of 2009	$16,220
2010	21,626
2011	13,792
2012	5,957
2013	5,957
Thereafter	37,979

Total	$101,531

Note G — Accrued Liabilities:
Accrued liabilities at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Salaries and wages	$460,650	$798,913
Distributor commissions	332,155	297,570
Sales and property taxes	46,978	32,759
Interest	13,959	14,186
Other	109,978	122,739

	$963,720	$1,266,167

Note H — Share-Based Compensation:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. As a result, the Company records compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation expense for the quarters ended March 31, 2009 and 2008 was approximately $34,700 and $29,400. Share-based compensation is classified as a general and administrative expense. There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31,
	2009	2008

Weighted average expected life (years)	9.0	9.0
Risk-free interest rate	2.95%	3.77%
Expected volatility	127.79%	138.57%
Expected dividend yield	0.0%	0.0%
A summary of stock option activity for the quarter ended March 31, 2009 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Options	Price per Share	(in years)	Value
Outstanding on January 1, 2009	2,292,885	$0.46
Granted	201,485	0.53
Exercised	(6,930)	0.21
Forfeited/canceled	(412,070)	0.73

Outstanding on March 31, 2009	2,075,370	$0.42	6.0	$223,484

Exercisable on March 31, 2009	1,081,145	$0.24	4.4	$207,663

A summary of the status of the Company’s non-vested stock options as of March 31, 2009 and changes during the three months then ended are presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2009	819,075	$0.60
Non-vested stock options granted	200,000	0.50
Vested stock options	(20,000)	0.69
Forfeited stock options	(4,850)	0.50

Non-vested stock options at March 31, 2009	994,225	0.57

As of March 31, 2009, there was approximately $528,000 of total unrecognized compensation cost related to stock option grants.

Note I — Long-Term Obligations and Credit Lines:
At March 31, 2009 and December 31, 2008 long-term obligations consist of the following:

	March 31, 2009	December 31, 2008

Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$2,161,408	$2,196,468

Less — current maturities	(147,213)	(144,397)

	$2,014,195	$2,052,071

The Company maintains a $500,000 bank line of credit that matures October 22, 2009. Borrowings under this line of credit bear interest at 5.05% and are secured by a $500,000 certificate of deposit maintained at the bank. There were no borrowings outstanding under this line at March 31, 2009.
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
The Medical Products segment markets a line of approximately 28 wound care products in the U.S. under the MPM Medical brand name. The wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers and pharmaceutical distributors. MPM’s Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care, oncology and podiatry markets.
The Company evaluates the performance of its segments primarily based on operating profit. All intercompany transactions have been eliminated, and intersegment revenues are not significant. In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter ended March 31, 2009
Net sales	$4,520	$1,496	$6,016
Depreciation and amortization	79	21	100
Operating profit (loss)	(205)	44	(161)
Capital expenditures	498	—	498
Total assets	18,455	1,876	20,331

Quarter ended March 31, 2008
Net sales	$4,986	$1,362	$6,348
Depreciation and amortization	65	24	89
Operating profit	569	43	612
Capital expenditures	79	—	79
Total assets	17,026	1,446	18,472
Financial information summarized geographically for the quarters ended March 31, 2009 and 2008 is listed below (in thousands):

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,729	$6,570	$2,538	$6,133
Former Soviet Union	2,998	—	3,376	—
Canada	254	461	289	572
All others	35	—	145	—

Totals	$6,016	$7,031	$6,348	$6,705

Significant Customers
The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $2,998,000 and $3,376,000 during the quarters ended March 31, 2009 and 2008, respectively. During the quarters ended March 31, 2009 and 2008, the Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $1,017,000 and $824,000, respectively. These sales accounted for more than 10% of net sales in these periods. In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2009 and 2008.
Note K — Earnings (Loss) Per Share:
Summarized basic and diluted earnings (loss) per common share were calculated as follows:

		Weighted
		Average
	Net Earnings (Loss)	Shares	Per Share
Quarter ended March 31, 2009
Basic loss per common share	$(170,980)	21,917,314	$(0.01)
Effect of dilutive stock options	—	—

Diluted loss per common share	$(170,980)	21,917,314	$(0.01)

Quarter ended March 31, 2008
Basic earnings per common share	$354,859	21,114,437	$0.02
Effect of dilutive stock options	—	1,458,243

Diluted earnings per common share	$354,859	22,572,680	$0.02

The number of stock options that were outstanding, but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 2,075,370 and 611,750 for the quarters ended March 31, 2009 and 2008, respectively.
Note L — Comprehensive Income (Loss):
Comprehensive income (loss) is net earnings (loss) adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment. The following table provides information regarding comprehensive income (loss):

	Quarters Ended March 31,
	2009	2008
Net earnings (loss)	$(170,980)	$354,859
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,546)	(23,311)

Comprehensive income (loss)	$(178,526)	$331,548

Note M — Legal Proceedings:
The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2008 Form 10-K.
FORWARD-LOOKING STATEMENTS
The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events. We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2008 Form 10-K. Many of these factors are beyond the Company’s ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Please consider our forward-looking statements in light of those risks as you read this report.
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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2009		2008
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,487	25%	$1,465	23%
Licensees	3,033	50%	3,521	56%

	4,520	75%	4,986	79%
Medical Products	1,496	25%	1,362	21%

	$6,016	100%	$6,348	100%

Associate Network. The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2009	2008
U.S.	83%	80%
Canada	17	20

	100%	100%

Net sales through the Associate network channel increased approximately 2% primarily because of an increase in the rate of sponsorship of new Associates by the current Associate network in the U.S. market. Sales in this channel are dependent upon the number and productivity of our Associates. Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.
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
Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 99% and 96% of licensee net sales in the quarters ended March 31, 2009 and 2008, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.
Medical Products. We sell Medical Products primarily to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.
This segment’s largest customer, a medical/surgical dealer, accounted for 68% and 61% of Medical Products net sales in the quarters ended March 31, 2009 and 2008, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying footnotes. On an on-going basis, we evaluate these estimates and assumptions based on historical experience and various other factors and circumstances. Our management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

Management believes that there have been no significant changes during the quarter ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K.
RESULTS OF OPERATIONS
The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	47.8	44.8

Gross profit	52.2	55.2
Operating expenses:
General and administrative	42.8	35.5
Distributor commissions	10.6	8.8
Depreciation and amortization	1.5	1.3

Total operating expenses	54.9	45.6

Operating profit (loss)	(2.7)	9.6
Interest expense	0.7	0.7

Earnings (loss) before income taxes	(3.4)	8.9
Provision (benefit) for income taxes	(0.6)	3.3

Net earnings (loss)	(2.8)%	5.6%

Quarter ended March 31, 2009 compared with quarter ended March 31, 2008
Net earnings (loss). The Company reported a net loss for the quarter ended March 31, 2009 of $171,000, or $0.01 per share, compared with net earnings in the first quarter of 2008 of $355,000, or $0.02 per share. There were a number of factors that contributed to the loss in the first quarter of 2009 that are described in further detail below. The two principle factors were:
•	Gross profit generated by the increase in net sales in the Associate Network channel was not sufficient to offset the expenses invested in this channel.

•
Licensee sales declined mainly due to the timing of certain scheduled export shipments. These shipments were originally scheduled for March 2009, but were delayed until April 2009 due to logistical factors.

Net sales. Net sales for the quarter ended March 31, 2009 were $6,016,000 compared with net sales for the same period in 2008 of $6,348,000, a decrease of $332,000 or 5%. This decrease resulted from a $466,000 decrease in net sales of Nutritional Products that was partially offset by a $134,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $488,000 while net sales of Nutritional Products to our Associate network increased $22,000.
Associate Network. Net sales in the North American market increased approximately $22,000 during the first quarter of 2009, a reversal of the declining sales trend we have reported in this distribution channel for several years. We attribute this increase mainly to an increase in the number of active Associates, which resulted from higher levels of sponsorship of new Associates by the current Associate network in the U.S. market. While we believe the marketing initiatives and other actions we have undertaken led to this increase in the sponsorship of new Associates, we can give no assurance that the number of active Associates will continue to increase.
Licensees. Net sales to our licensees decreased primarily as a result of decreased shipments to CCI. Sales to CCI decreased $378,000 in the first quarter of 2009. While sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network, growth in sales to CCI’s Associate network did slow significantly in the first quarter of 2009. We attribute this slowdown to the general decline in economic conditions in countries served by CCI, and we expect this trend to continue until economic conditions improve.

Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. Once segregated, products are not subject to return except in the case of a manufacturing defect. We store the products until CCI provides shipping instructions. Because we do not recognize revenue until we ship products to CCI, our sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network. Backlog related to CCI’s account was $7,421,000 and $6,081,000 at March 31, 2009 and 2008, respectively.
Medical products. The growth in net sales of Medical Products resulted from increased sales to the largest customer in this segment. Sales to this customer, which distributes wound care products and provides services to the nursing home market, increased $193,000 during the first quarter of 2009 compared to the first quarter of 2008. We attribute this distributor’s sales increase to the increase of its nursing home customer base, which was achieved through expansion of its sales force. Sales to this distributor in the first quarter were approximately $1,017,000.
Cost of sales. Cost of sales for the quarter ended March 31, 2009 was $2,877,000 compared with cost of sales in the first quarter of 2008 of $2,845,000, an increase of $32,000 or 1%. As a percentage of net sales, cost of sales was 48% in the first quarter of 2009 and 45% in the first quarter of 2008. As a percentage of net sales, gross profit decreased 3% mainly because of a change in the sales mix of Nutritional Products. During the first quarter of 2009, the sales mix associated with sales to our licensees and our Associate network contributed a lower gross margin than the corresponding sales mix in the first quarter of 2008.
General and administrative. General and administrative expenses for the quarter ended March 31, 2009, were $2,577,000 compared with expenses in the first quarter of 2008 of $2,253,000, an increase of $324,000 or 14%. This increase was mainly attributable increased expenses related to marketing and sales initiatives undertaken to achieve sales growth in the North American Associate network. These expenses included salaries and benefits associated with additional marketing and sales staff, Company sponsorship of Associate meetings and other recruiting activities, and expenses associated with the upgrade of our network marketing computer software. Also contributing to the increase in general and administrative expenses in the first quarter of 2009 were expenses associated with regulatory compliance and support activities and facilities maintenance. As a percentage of net sales, general and administrative expenses were 43% and 36% in the quarters ended March 31, 2009 and 2008, respectively.
Distributor commissions. Distributor commissions were $635,000 for the quarter ended March 31, 2009 compared with distributor commissions of $558,000 in the first quarter of 2008, an increase of $77,000 or 14%. With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased to approximately 37% in the first quarter of 2009 compared to 33% in the same period in 2008. This percentage increase was mainly due to the payment of extra commissions during the first quarter of 2009 in connection with certain marketing and sales initiatives undertaken during the quarter. On a consolidated basis, distributor commissions as a percentage of net sales increased to 11% in the first quarter of 2009 compared with 9% in the first quarter of 2008. This percentage increase resulted from a larger percentage of our sales being contributed by sales of Nutritional Products to the Associate network and the extra commission payments described above. Most of our distributor commissions are associated with sales to the Associate network.
Income taxes. We recorded a benefit for income taxes of $32,000 during the quarter ended March 31, 2009 based on our estimate of the effective annual income tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Cash and working capital. At March 31, 2009, all of our cash and cash equivalents were maintained in accounts that were fully insured by federal government agencies. During the first quarter ended March 31, 2009, we had a net increase in cash of $657,000 compared with a net decrease in cash of $639,000 in the first quarter of 2008. At March 31, 2009, we had working capital of $4,921,000, a $354,000 decrease from working capital at December 31, 2008 of $5,275,000. The reasons for these changes in cash and working capital are described below.

Operating activities. In the first quarter of 2009, our operating activities provided cash flows of $984,000. In the first quarter of 2008, our operating activities used cash flows of $583,000. The increase in cash provided by operating activities during the first quarter of 2009 primarily resulted from a reduction in inventory of $500,000 and an increase in order deposits from CCI of $1,185,000. In the first quarter of 2009, net earnings (loss) adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, used cash flows of $15,000 compared with providing cash flows of $443,000 in the first quarter of 2008.
Investing activities. During the first quarter of 2009, we used cash of $498,000 to purchase property and equipment. Of this amount, approximately $435,000 was associated with the upgrade of our network marketing computer software. We expect additional capital expenditures of approximately $400,000 during 2009 to complete this project. During the first quarter of 2009, we also received $194,000 from the surrender of a life insurance policy covering our former Chief Executive Officer who retired in December 2008.
Financing activities. The principle financing activity during the first quarter of 2009 was the repayment of long-term debt in the amount of $35,000. We maintain a $500,000 line of credit arrangement with a bank, none of which was used as of March 31, 2009.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
The following discussion about our market risk includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. We do not use derivative financial instruments for speculative or trading purposes. We are exposed to market risk from changes in foreign currency exchange rates that could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Foreign exchange
We have foreign-based operations in Canada that accounted for 4% of net sales during the first quarter of 2009 and during fiscal 2008. We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar. We do not regularly use forward-exchange contracts to hedge these exposures. Based on our foreign currency exchange rate exposure for intercompany advances of approximately $459,000 to our Canadian operations at March 31, 2009, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $45,900.
All transactions with our licensees are denominated in U.S. dollars so the licensee bears the currency exchange risk. Accordingly, exchange rate fluctuations in international markets served by our licensees do not directly affect our results of operations. However, exchange rate fluctuations in these markets may affect the ability of our licensees to conduct their business operations profitably.

ITEM 4. Controls and Procedures.
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.
There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
None
ITEM 1A. Risk Factors.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2008 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing of the 2008 Form 10-K.
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

RBC Life Sciences, Inc.

Registrant

May 8, 2009	By:	/s/ John W. Price

Date		Its:	President and Chief Executive Officer

May 8, 2009	By:	/s/ Steven E. Brown

Date		Its:	Vice President-Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

RBC LIFE SCIENCES, INC.
Exhibit Index

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002