Form 10-Q
period 2009-06-30
RBC LIFE SCIENCES, INC.
filed 2009-08-07
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:   00-50417

RBC Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-2015186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2301 Crown Court, Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2009
Common Stock, $0.001 par value per share	21,921,934 shares

TABLE OF CONTENTS

    PART 1 – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,096,880	$4,973,405
Accounts receivable, net	366,458	465,311
Inventories	5,608,457	5,706,613
Deferred income taxes	399,286	405,286
Prepaid expenses	1,109,406	1,374,805

Total current assets	11,580,487	12,925,420

Property and equipment, net	4,893,651	4,330,451

Goodwill, net	2,220,322	2,197,082

Intangible assets, net	96,125	109,347

Other assets	9,960	203,816

	$18,800,545	$19,766,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,503,439	$1,961,579
Accrued liabilities	1,041,088	1,266,167
Current maturities of long-term obligations	150,083	144,397
Deferred revenue	3,837,452	4,278,503

Total current liabilities	6,532,062	7,650,646

Long-term obligations, less current maturities	1,975,580	2,052,071

Deferred income taxes	716,855	676,495

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,921,934 and 21,915,004 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	21,922	21,915
Additional paid-in capital	13,435,836	13,364,308
Accumulated deficit	(3,998,022)	(4,104,241)
Accumulated other comprehensive income	116,312	104,922

	9,576,048	9,386,904

	$18,800,545	$19,766,116

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended June 30,
	2009	2008

Net sales	$6,759,219	$6,886,775

Cost of sales	3,238,206	3,190,209

Gross profit	3,521,013	3,696,566

Operating expenses:
General and administrative	2,353,383	2,551,430
Distributor commissions	567,395	560,100
Depreciation and amortization	92,619	84,473
Total operating expenses	3,013,397	3,196,003

Operating profit	507,616	500,563

Interest expense	41,417	44,091

Earnings before income taxes	466,199	456,472

Provision for income taxes	189,000	180,000

Net earnings	$277,199	$276,472

Earnings per share:
Basic	$0.01	$0.01
Diluted	0.01	0.01

Weighted average common shares outstanding:
Basic	21,921,934	21,242,664
Diluted	22,477,317	22,943,569

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Net sales	$12,775,097	$13,234,466

Cost of sales	6,114,757	6,035,111

Gross profit	6,660,340	7,199,355

Operating expenses:
General and administrative	4,930,380	4,804,182
Distributor commissions	1,202,426	1,117,748
Depreciation and amortization	180,794	165,260
Total operating expenses	6,313,600	6,087,190

Operating profit	346,740	1,112,165

Interest expense	83,521	88,834

Earnings before income taxes	263,219	1,023,331

Provision for income taxes	157,000	392,000

Net earnings	$106,219	$631,331

Earnings per share:
Basic	$0.00	$0.03
Diluted	0.00	0.03

Weighted average common shares outstanding:
Basic	21,919,624	21,178,551
Diluted	22,508,523	22,920,405

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$106,219	$631,331
Adjustment for non-cash items:
Depreciation and amortization	204,980	181,723
Stock-based compensation	70,080	61,945
Deferred income taxes	49,400	(113,000)
Change in operating assets and liabilities:
Accounts receivable	98,846	41,773
Inventories	105,125	(980,283)
Prepaid expenses	269,340	(505,491)
Other assets	-	(924)
Accounts payable and accrued liabilities	(688,923)	(1,445,407)
Deferred revenue	(441,051)	1,412,688

Net cash used in operating activities	(225,984)	(715,645)

Cash flows from investing activities:
Purchase of property and equipment	(753,574)	(271,554)
Proceeds from surrender of insurance policy	194,277	-

Net cash used in investing activities	(559,297)	(271,554)

Cash flows from financing activities:
Payments of long-term obligations	(70,804)	(67,306)
Proceeds from the exercise of stock options	1,455	56,123

Net cash used in financing activities	(69,349)	(11,183)

Effect of exchange rate changes on cash flows	(21,895)	2,448

Net decrease in cash and cash equivalents	(876,525)	(995,934)

Cash and cash equivalents, beginning of period	4,973,405	6,368,885

Cash and cash equivalents, end of period	$4,096,880	$5,372,951

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

In connection with preparation of these condensed consolidated financial statements and in accordance with Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009.

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

Note C – Inventories:

Inventories at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Raw materials and bulk products	$415,611	$384,376
Packaging materials	656,298	584,842
Finished goods	4,536,548	4,737,395
	$5,608,457	$5,706,613

Note D – Prepaid Expenses:

Prepaid expenses at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Advance payment to suppliers	$87,192	$415,699
Certificates of deposit - restricted	573,109	569,445
Prepaid insurance and other	449,105	389,661
	$1,109,406	$1,374,805

Note E – Property and Equipment:

Property and equipment at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	1,947,740	1,625,205
Warehouse equipment	242,941	367,285
Automotive equipment	15,228	55,392
Leasehold improvements	18,800	17,858
	5,748,137	5,589,168
Less – accumulated depreciation	(1,995,659)	(2,399,890)
	3,752,478	3,189,278
Land	1,141,173	1,141,173
	$4,893,651	$4,330,451

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2008	$3,238,342	$(1,041,260)
Currency translation adjustment	45,348	(22,108)
Balance, June 30, 2009	$3,283,690	$(1,063,368)

Other intangible assets consist of the following:

		June 30, 2009		December 31, 2008
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Distribution contracts	8	$277,369	$(253,031)	$277,369	$(244,536)
Copyrights, trademarks and other registrations	19	99,100	(41,621)	99,100	(38,979)
Other	11	47,600	(33,292)	47,600	(31,207)
		$424,069	$(327,944)	$424,069	$(314,722)

Amortization expense related to other intangible assets totaled approximately $5,400 and $10,600 for the quarters ended June 30, 2009 and 2008, respectively, and $13,200 and $21,200 for the six months ended June 30, 2009 and 2008, respectively.  The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2009 is as follows:

Remainder of 2009	$10,813
2010	21,626
2011	13,792
2012	5,957
2013	5,957
Thereafter	37,980
Total	$96,125

Note G – Accrued Liabilities:

Accrued liabilities at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Salaries and wages	$562,462	$798,913
Distributor commissions	305,364	297,570
Sales and property taxes	54,921	32,759
Interest	13,728	14,186
Other	104,613	122,739
	$1,041,088	$1,266,167

Note H – Share-Based Compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method.  As a result, the Company records compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Share-based compensation expense for the quarters ended June 30, 2009 and 2008 was approximately $35,400 and $32,000, respectively, and for the six months ended June 30, 2009 and 2008 was approximately $70,100 and $62,000.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008

Weighted average expected life (years)	5.0	—	7.3	9.0
Risk-free interest rate	2.31%	—	2.67%	3.77%
Expected volatility	97.75%	—	114.92%	138.57%
Expected dividend yield	0.0%	—	0.0%	0.0%

(1)           There were no option grants during this period.

On May 13, 2009, the Company granted to certain key Associates, non-qualified stock options to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $0.39 per share.  The options expire five years from the date of grant and are subject to vesting provisions based on attaining certain performance goals.  However, if the first performance goal is not attained on or before May 13, 2011, the options will expire on that date.  The fair value of these options was estimated to be $43,400 using the Black-Scholes pricing model.  As of June 30, 2009, no compensation cost has been recognized with respect to these options as, based on available information, the Company does not believe that the performance goals are probable of being achieved.

A summary of stock option activity for the six months ended June 30, 2009 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2009	2,292,885	$0.46
Granted	351,485	0.47
Exercised	(6,930)	0.21
Forfeited/canceled	(446,385)	0.72

Outstanding on June 30, 2009	2,191,055	$0.41	5.7	$266,404

Exercisable on June 30, 2009	1,074,445	$0.23	4.2	$248,450

A summary of the status of the Company’s non-vested stock options as of June 30, 2009 and changes during the six months then ended are presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2009	819,075	$0.60
Non-vested stock options granted	350,000	0.41
Vested stock options	(40,000)	0.42
Forfeited stock options	(12,465)	0.51
Non-vested stock options at June 30, 2009	1,116,610	0.54

As of June 30, 2009, there was approximately $533,000 of total unrecognized compensation cost related to stock option grants.

Note I – Long-Term Obligations and Credit Lines:

At June 30, 2009 and December 31, 2008 long-term obligations consist of the following:

	June 30, 2009	December 31, 2008

Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$2,125,663	$2,196,468

Less – current maturities	(150,083)	(144,397)

	$1,975,580	$2,052,071

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At June 30, 2009, fair value of fixed-rate long-term debt was $2,209,000, which was $83,000 above the carrying value of $2,126,000.  At December 31, 2008, fair value of fixed-rate long-term debt was $2,386,000, which was $190,000 above the carrying value of $2,196,000.

The Company maintains a $500,000 bank line of credit that matures October 22, 2009.  Borrowings under this line of credit bear interest at 5.05% and are secured by a $500,000 certificate of deposit maintained at the bank.  There were no borrowings outstanding under this line at June 30, 2009.

Note J – Segments and Geographic Area:

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended June 30, 2009
Net sales	$5,301	$1,458	$6,759
Depreciation and amortization	87	18	105
Operating profit	432	76	508
Capital expenditures	248	7	255
Total assets	16,845	1,956	18,801

Quarter Ended June 30, 2008
Net sales	$5,361	$1,526	$6,887
Depreciation and amortization	69	24	93
Operating profit	384	117	501
Capital expenditures	184	8	192
Total assets	18,054	1,681	19,735

Six Months Ended June 30, 2009
Net sales	$9,821	$2,954	$12,775
Depreciation and amortization	166	39	205
Operating profit	227	120	347
Capital expenditures	747	7	754
Total assets	16,845	1,956	18,801

Six Months Ended June 30, 2008
Net sales	$10,346	$2,888	$13,234
Depreciation and amortization	134	48	182
Operating profit	952	160	1,112
Capital expenditures	249	23	272
Total assets	18,054	1,681	19,735

Financial information summarized geographically for the quarters and six months ended June 30, 2009 and 2008 is listed below (in thousands):

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,649	$6,721	$2,600	$6,228
Former Soviet Union	3,609	-	3,672	-
Canada	287	499	306	575
All others	214	-	309	-
Totals	$6,759	$7,220	$6,887	$6,803

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$5,377	$6,721	$5,138	$6,228
Former Soviet Union	6,607	-	7,047	-
Canada	542	499	595	575
All others	249	-	454	-
Totals	$12,775	$7,220	$13,234	$6,803

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $3,609,000 and $3,672,000 during the quarters ended June 30, 2009 and 2008, respectively, and $6,607,000 and $7,047,000 during the six months ended June 30, 2009 and 2008, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $870,000 and $914,000 during the quarters ended June 30, 2009 and 2008, respectively, and $1,888,000 and $1,738,000 during the six months ended June 30, 2009 and 2008, respectively.  These sales accounted for more than 10% of net sales in these periods.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or six months ended June 30, 2009 and 2008.

Note K – Earnings Per Share:

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
Quarter Ended June 30, 2009
Basic earnings per common share	$277,199	21,921,934	$0.01
Effect of dilutive stock options	-	555,383
Diluted earnings per common share	$277,199	22,477,317	$0.01

Quarter Ended June 30, 2008
Basic earnings per common share	$276,472	21,242,664	$0.01
Effect of dilutive stock options	-	1,700,905
Diluted earnings per common share	$276,472	22,943,569	$0.01

Six Months Ended June 30, 2009
Basic earnings per common share	$106,219	21,919,624	$0.00
Effect of dilutive stock options	-	588,899
Diluted earnings per common share	$106,219	22,508,523	$0.00

Six Months Ended June 30, 2008
Basic earnings per common share	$631,331	21,178,551	$0.03
Effect of dilutive stock options	-	1,741,854
Diluted earnings per common share	$631,331	22,920,405	$0.03

The number of stock options that were outstanding, but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 1,121,000 and 909,000 for the quarters ended June 30, 2009 and 2008, respectively, and 1,159,000 and 870,000 for the six months ended June 30, 2009 and 2008, respectively.

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment.  The following table provides information regarding comprehensive income (loss):

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net earnings	$277,199	$276,472	$106,219	$631,331
Other comprehensive income (loss):
Foreign currency translation adjustment	18,936	5,875	11,390	(17,436)
Comprehensive income	$296,135	$282,347	$117,609	$613,895

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2009		2008
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$1,478	22%	$1,481	22%
Licensees	3,823	56%	3,880	56%
	5,301	78%	5,361	78%
Medical Products	1,458	22%	1,526	22%
	$6,759	100%	$6,887	100%

	Six Months Ended June 30,
	2009		2008
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,965	23%	$2,946	22%
Licensees	6,856	54%	7,400	56%
	9,821	77%	10,346	78%
Medical Products	2,954	23%	2,888	22%
	$12,775	100%	$13,234	100%

Associate Network.  The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	81%	79%	82%	80%
Canada	19	21	18	20
	100%	100%	100%	100%

Net sales through the Associate network channel increased approximately 1% during the first six months of 2009 compared to the same period in 2008.  This increase is primarily attributable to an increase in the rate of sponsorship of new Associates by the current Associate network in the U.S. market. Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.

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

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 96% and 95% of licensee net sales in the six months ended June 30, 2009 and 2008, respectively, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 64% and 60% of Medical Products net sales during the six months ended June 30, 2009 and 2008, respectively.

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

Management believes that there have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.9	46.3	47.9	45.6
Gross profit	52.1	53.7	52.1	54.4
Operating expenses:
General and administrative	34.8	37.1	38.6	36.3
Distributor commissions	8.4	8.1	9.4	8.4
Depreciation and amortization	1.4	1.2	1.4	1.3
Total operating expenses	44.6	46.4	49.4	46.0
Operating profit	7.5	7.3	2.7	8.4
Interest expense	0.6	0.7	0.7	0.7
Earnings before income taxes	6.9	6.6	2.0	7.7
Provision for income taxes	2.8	2.6	1.2	2.9
Net earnings	4.1%	4.0%	0.8%	4.8%

Quarter ended June 30, 2009 compared with quarter ended June 30, 2008

Net sales. Net sales for the quarter ended June 30, 2009 were $6,759,000 compared with net sales for the same period in 2008 of $6,887,000, a decrease of $128,000 or 2%. This decrease resulted from a $60,000 decrease in net sales of Nutritional Products and a $68,000 decrease in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $57,000 while net sales of Nutritional Products to our Associate network decreased $3,000.

Associate Network.  Net sales in the North American market were essentially flat, decreasing approximately $3,000 during the quarter ended June 30, 2009.  Continuing the trend from the first quarter of 2009, the sponsorship of new Associates by the current Associate network increased more than 100% during the second quarter of 2009.  While we believe the marketing initiatives and other actions we have undertaken led to this increase in the sponsorship of new Associates, we can give no assurance that the number of active Associates will continue to increase.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI. Sales to CCI decreased $63,000 during the quarter ended June 30, 2009.  While sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network, in-territory sales of our products to CCI’s Associate network did decline during the second quarter of 2009.  We attribute this decline in sales to the general decline in economic conditions in countries served by CCI, and we expect this trend to continue until economic conditions improve.

Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. Once segregated, products are not subject to return except in the case of a manufacturing defect.  We store the products until CCI provides shipping instructions.  Because we do not recognize revenue until we ship products to CCI, our sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.  Reflecting the slow-down in CCI’s sales, backlog related to CCI’s account was $4,933,000 at June 30, 2009 compared to $11,162,000 at June 30, 2008.

Medical products.  The decline in net sales of Medical Products resulted mainly from decreased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products and provides services to the nursing home market, decreased $44,000 during the second quarter of 2009 compared to the second quarter of 2008.  We attribute the decline in sales to efforts by this distributor to align inventory with projected demand.  Sales to this distributor in the second quarter were approximately $870,000.

Cost of sales.  Cost of sales for the quarter ended June 30, 2009 was $3,238,000 compared with cost of sales in the second quarter of 2008 of $3,190,000, an increase of $48,000 or 2%. As a percentage of net sales, cost of sales was 48% in the second quarter of 2009 and 46% in the second quarter of 2008. As a percentage of net sales, gross profit decreased 2% mainly because of a change in the sales mix of Nutritional Products.  During the second quarter of 2009, the sales mix associated with sales to our licensees and our Associate network contributed a lower gross margin than the corresponding sales mix in the second quarter of 2008.

General and administrative. General and administrative expenses for the quarter ended June 30, 2009, were $2,353,000 compared with expenses in the second quarter of 2008 of $2,551,000, a decrease of $198,000 or 8%.  This decrease was mainly related to the timing of expenses associated with the annual marketing and sales event that we sponsor for our North American Associates.  The 2008 Associate event took place during the second quarter of 2008 while the 2009 Associate event is not scheduled to be held until the third quarter of this year.  Also contributing to the decrease in general and administrative expenses in the second quarter of 2009 was a decrease of Medical Products marketing and sales expenses, primarily related to reduced travel expenses.  As a percentage of net sales, general and administrative expenses were 35% and 37% in the quarters ended June 30, 2009 and 2008, respectively.

Distributor commissions. Distributor commissions were $567,000 for the quarter ended June 30, 2009 compared with distributor commissions of $560,000 in the second quarter of 2008, an increase of $7,000 or 1%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased slightly to approximately 34% in the second quarter of 2009 compared to 33% in the same period in 2008.  This percentage increase was mainly due to the payment of extra commissions during the second quarter of 2009 in connection with certain marketing and sales initiatives undertaken during the quarter.  On a consolidated basis, distributor commissions as a percentage of net sales were 8% in the second quarter of 2009 and 2008.

Income taxes.  We recorded a provision for income taxes of $189,000 during the quarter ended June 30, 2009 based on our estimate of the effective annual income tax rate.

Net earnings.  As a result of the factors described above, net earnings for the quarter ended June 30, 2009 were $277,000, or $0.01 per share, compared with net earnings in the second quarter of 2008 of $276,000, or $0.01 per share.

Six months ended June 30, 2009 compared with six months  ended June 30, 2008

Net sales. Net sales for the six months ended June 30, 2009 were $12,775,000 compared with net sales for the same period in 2008 of $13,234,000, a decrease of $459,000 or 3%. This decrease resulted from a $525,000 decrease in net sales of Nutritional Products that was partially offset by a $66,000 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $544,000 while net sales of Nutritional Products to our Associate network increased $19,000.

Associate Network.  Net sales in the North American market increased approximately $19,000 during the first six months of 2009, a significant change in the declining sales trend we have reported in this distribution channel for several years.  We attribute this increase mainly to an increase in the number of active Associates, which resulted from higher levels of sponsorship of new Associates by the current Associate network in the U.S. market.  While we believe the marketing initiatives and other actions we have undertaken led to this increase in the sponsorship of new Associates, we can give no assurance that the number of active Associates will continue to increase.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI. Sales to CCI decreased $440,000 in the first six months of 2009.  While sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network, in-territory sales of our products to CCI’s Associate network did decline during the first six months of 2009.  We attribute this slowdown to the general decline in economic conditions in countries served by CCI, and we expect this trend to continue until economic conditions improve.

Medical products.  The growth in net sales of Medical Products resulted from increased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products and provides services to the nursing home market, increased $150,000 during the first six months of 2009 compared to the first six months of 2008.  Sales to this distributor in the first six months of 2009 were approximately $1,888,000.

Cost of sales.  Cost of sales for the six months ended June 30, 2009 was $6,115,000 compared with cost of sales in the first six months of 2008 of $6,035,000, an increase of $80,000 or 1%. As a percentage of net sales, cost of sales was 48% in the first six months of 2009 and 46% in the first six months of 2008. As a percentage of net sales, gross profit decreased 2% mainly because of a change in the sales mix of Nutritional Products.  During the first six months of 2009, the sales mix associated with sales to our licensees and our Associate network contributed a lower gross margin than the corresponding sales mix in the first six months of 2008.

General and administrative. General and administrative expenses for the six months ended June 30, 2009, were $4,930,000 compared with expenses in the first six months of 2008 of $4,804,000, an increase of $126,000 or 3%. This increase was mainly attributable to increased expenses associated with the upgrade of our network marketing computer software, regulatory compliance and support activities and facilities maintenance.  As a percentage of net sales, general and administrative expenses were 39% and 36% in the six months ended June 30, 2009 and 2008, respectively.

Distributor commissions. Distributor commissions were $1,202,000 for the six months ended June 30, 2009 compared with distributor commissions of $1,118,000 in the first six months of 2008, an increase of $84,000 or 8%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales increased to approximately 36% in the first six months of 2009 compared to 33% in the same period in 2008.  This percentage increase was mainly due to the payment of extra commissions during the first six months of 2009 in connection with certain marketing and sales initiatives undertaken during this period, most of which were paid in the first quarter of 2009.  On a consolidated basis, distributor commissions as a percentage of net sales increased to 9% in the first six months of 2009 compared with 8% in the first six months of 2008.

Income taxes.  We recorded a provision for income taxes of $157,000 during the six months ended June 30, 2009 based on our estimate of the effective annual income tax rate.

Net earnings.  As a result of the factors described above, net earnings for the six months ended June 30, 2009 were $106,000, or $0.00 per share, compared with net earnings in the first six months of 2008 of $631,000, or $0.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. At June 30, 2009, all of our cash and cash equivalents were maintained in accounts that were fully insured by federal government agencies.  During the six months ended June 30, 2009, we had a net decrease in cash of $877,000 compared with a net decrease in cash of $996,000 in the first six months of 2008.  At June 30, 2009, we had working capital of $5,048,000, a $227,000 decrease from working capital at December 31, 2008 of $5,275,000.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first six months of 2009, our operating activities used cash flows of $226,000.  In the first six months of 2008, our operating activities used cash flows of $716,000.  The primary use of cash by operating activities during the first six months of 2009 related to a $689,000 reduction in accounts payable and accrued liabilities and a $441,000 decrease in deferred revenue.  The decreases in accounts payable and accrued liabilities and deferred revenue were mainly associated with the decrease in CCI sales.  In the first six months of 2009, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $431,000 compared with providing cash flows of $762,000 in the first six months of 2008.

Investing activities. During the first six months of 2009, we used cash of $754,000 to purchase property and equipment.  Of this amount, approximately $640,000 was associated with the upgrade of our network marketing computer software.  We expect additional capital expenditures of approximately $300,000 during 2009 to complete this project.  During the first six months of 2009, we also received $194,000 from the surrender of a life insurance policy covering our former Chief Executive Officer who retired in December 2008.

Financing activities. The principle financing activity during the first six months of 2009 was the repayment of long-term debt in the amount of $71,000.  We maintain a $500,000 line of credit arrangement with a bank, none of which was used as of June 30, 2009.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 4% of net sales during the first six months of 2009 and during fiscal 2008.  We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $521,000 to our Canadian operations at June 30, 2009, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $52,100.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our Annual Meeting of Shareholders on June 3, 2009.  At this meeting the following persons were elected to serve as directors until the 2010 Annual Meeting of Shareholders:

	For	Withheld
Steven E. Brown	15,578,564	453,451
Clinton H. Howard	15,580,564	451,451
Robert A. Kaiser	15,618,583	413,432
Paul R. Miller	15,595,383	436,632
Joseph P. Philipp	15,618,583	413,432
John W. Price	15,580,564	451,451
Kenneth L. Sabot	15,580,564	451,451

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Life Sciences, Inc.
Registrant

August 7, 2009	By:	/s/	John W. Price
Date		Its:	President and Chief Executive Officer

August 7, 2009	By:	/s/	Steven E. Brown
Date		Its:	Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002