Form 10-Q
period 2009-09-30
RBC LIFE SCIENCES, INC.
filed 2009-11-09
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2009
Common Stock, $0.001 par value per share	21,921,934 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,517,955	$4,973,405
Accounts receivable, net	321,014	465,311
Inventories	4,886,019	5,706,613
Deferred income taxes	363,956	405,286
Prepaid expenses	1,443,332	1,374,805

Total current assets	10,532,276	12,925,420

Property and equipment, net	4,984,538	4,330,451

Goodwill, net	2,259,575	2,197,082

Intangible assets, net	90,718	109,347

Other assets	10,672	203,816

	$17,877,779	$19,766,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,738,363	$1,961,579
Accrued liabilities	1,007,821	1,266,167
Current maturities of long-term obligations	153,010	144,397
Deferred revenue	2,842,870	4,278,503

Total current liabilities	5,742,064	7,650,646

Long-term obligations, less current maturities	1,936,213	2,052,071

Deferred income taxes	728,483	676,495

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,921,934 and 21,915,004 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	21,922	21,915
Additional paid-in capital	13,467,795	13,364,308
Accumulated deficit	(4,150,160)	(4,104,241)
Accumulated other comprehensive income	131,462	104,922

	9,471,019	9,386,904

	$17,877,779	$19,766,116

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended September 30,
	2009	2008

Net sales	$6,487,110	$9,925,196

Cost of sales	3,272,153	5,215,627

Gross profit	3,214,957	4,709,569

Operating expenses:
General and administrative	2,645,550	2,634,437
Distributor commissions	637,389	601,302
Depreciation and amortization	86,441	86,665
Total operating expenses	3,369,380	3,322,404

Operating profit (loss)	(154,423)	1,387,165

Interest expense	40,715	43,442

Earnings (loss) before income taxes	(195,138)	1,343,723

Provision (benefit) for income taxes	(43,000)	498,000

Net earnings (loss)	$(152,138)	$845,723

Earnings (loss) per share:
Basic	$(0.01)	$0.04
Diluted	(0.01)	0.04

Weighted average common shares outstanding:
Basic	21,921,934	21,587,224
Diluted	21,921,934	22,906,187

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Net sales	$19,262,207	$23,159,662

Cost of sales	9,386,910	11,250,738

Gross profit	9,875,297	11,908,924

Operating expenses:
General and administrative	7,567,442	7,438,620
Distributor commissions	1,839,814	1,719,049
Depreciation and amortization	275,724	251,925
Total operating expenses	9,682,980	9,409,594

Operating profit	192,317	2,499,330

Interest expense	124,236	132,276

Earnings before income taxes	68,081	2,367,054

Provision for income taxes	114,000	890,000

Net earnings (loss)	$(45,919)	$1,477,054

Earnings (loss) per share:
Basic	$(0.00)	$0.07
Diluted	(0.00)	0.06

Weighted average common shares outstanding:
Basic	21,920,394	21,314,775
Diluted	21,920,394	22,923,458

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$(45,919)	$1,477,054
Adjustment for non-cash items:
Depreciation and amortization	317,091	277,587
Stock-based compensation	102,039	90,764
Deferred income taxes	101,493	(87,000)
Change in operating assets and liabilities:
Accounts receivable	144,281	119,506
Inventories	838,697	(169,313)
Prepaid expenses	(58,006)	(377,464)
Other assets	-	(7,765)
Accounts payable and accrued liabilities	(495,464)	(1,024,697)
Deferred revenue	(1,439,025)	753,647

Net cash provided by (used in) operating activities	(534,813)	1,052,319

Cash flows from investing activities:
Purchase of property and equipment	(948,943)	(356,406)
Proceeds from surrender of insurance policy	194,277	-

Net cash used in investing activities	(754,666)	(356,406)

Cash flows from financing activities:
Payments of long-term obligations	(107,245)	(101,038)
Proceeds from the exercise of stock options	1,455	157,600

Net cash provided by (used in) financing activities	(105,790)	56,562

Effect of exchange rate changes on cash flows	(60,181)	9,031

Net increase (decrease) in cash and cash equivalents	(1,455,450)	761,506

Cash and cash equivalents, beginning of period	4,973,405	6,368,885

Cash and cash equivalents, end of period	$3,517,955	$7,130,391

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

In connection with preparation of these condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative U.S. GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.  The Company adopted the ASC effective September 30, 2009, and, other than the manner in which new accounting guidance is referenced, the adoption of the ASC had no impact on the Company’s results of operations, financial position or notes to the condensed consolidated financial statements.

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) under the brand name “RBC Life”.  In certain markets, primarily the U.S. and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

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

In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) under the MPM Medical brand name.  Medical Products are distributed mainly in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.  Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

Note C – Inventories:

Inventories at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Raw materials and bulk products	$380,827	$384,376
Packaging materials	557,566	584,842
Finished goods	3,947,626	4,737,395
	$4,886,019	$5,706,613

Note D – Prepaid Expenses:

Prepaid expenses at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Advance payment to suppliers	$319,770	$415,699
Certificates of deposit - restricted	579,296	569,445
Prepaid insurance and other	544,266	389,661
	$1,443,332	$1,374,805

Note E – Property and Equipment:

Property and equipment at September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,133,372	1,625,205
Warehouse equipment	275,265	367,285
Automotive equipment	15,228	55,392
Leasehold improvements	20,391	17,858
	5,967,684	5,589,168
Less – accumulated depreciation	(2,124,319)	(2,399,890)
	3,843,365	3,189,278
Land	1,141,173	1,141,173
	$4,984,538	$4,330,451

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2008	$3,238,342	$(1,041,260)
Currency translation adjustment	121,945	(59,452)
Balance, September 30, 2009	$3,360,287	$(1,100,712)

Other intangible assets consist of the following:

		September 30, 2009		December 31, 2008
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Distribution contracts	8	$277,369	$(256,073)	$277,369	$(244,536)
Copyrights, trademarks and other registrations	19	99,100	(42,943)	99,100	(38,979)
Other	11	47,600	(34,335)	47,600	(31,207)
		$424,069	$(333,351)	$424,069	$(314,722)

Amortization expense related to other intangible assets totaled approximately $5,400 and $10,600 for the quarters ended September 30, 2009 and 2008, respectively, and $18,600 and $31,800 for the nine months ended September 30, 2009 and 2008, respectively.  The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2009 is as follows:

Remainder of 2009	$5,406
2010	21,626
2011	13,792
2012	5,957
2013	5,957
Thereafter	37,980
Total	$90,718

Note G – Accrued Liabilities:

Accrued liabilities at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Salaries and wages	$513,805	$798,913
Distributor commissions	307,986	297,570
Sales and property taxes	75,997	32,759
Interest	13,493	14,186
Other	96,540	122,739
	$1,007,821	$1,266,167

Note H – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense for the quarters ended September 30, 2009 and 2008 was approximately $32,000 and $28,800, respectively, and for the nine months ended September 30, 2009 and 2008 was approximately $102,000 and $90,800.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009 (1)	2008 (1)	2009	2008

Weighted average expected life (years)	—	—	7.3	9.0
Risk-free interest rate	—	—	2.67%	3.77%
Expected volatility	—	—	114.92%	138.57%
Expected dividend yield	—	—	0.0%	0.0%

(1)           There were no option grants during this period.

On May 13, 2009, the Company granted to certain key Associates, non-qualified stock options to purchase an aggregate of 150,000 shares of the Company’s common stock at an exercise price of $0.39 per share.  The options expire five years from the date of grant and are subject to vesting provisions based on attaining certain performance goals.  However, if the first performance goal is not attained on or before May 13, 2011, the options will expire on that date.  The fair value of these options was estimated to be $43,400 using the Black-Scholes pricing model.  In September 2009, one of these options to purchase 75,000 shares of common stock was cancelled upon resignation of the Associate to whom the option was granted.  As of September 30, 2009, no compensation cost has been recognized with respect to the remaining options as, based on available information, the Company does not believe that the performance goals are probable of being achieved.

A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2009	2,292,885	$0.46
Granted	351,485	0.47
Exercised	(6,930)	0.21
Forfeited/canceled	(550,270)	0.67

Outstanding on September 30, 2009	2,087,170	$0.41	5.5	$131,253

Exercisable on September 30, 2009	1,065,360	$0.23	4.0	$126,127

A summary of the status of the Company’s non-vested stock options as of September 30, 2009 and changes during the nine months then ended are presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2009	819,075	$0.60
Non-vested stock options granted	350,000	0.41
Vested stock options	(40,000)	0.42
Forfeited stock options	(107,265)	0.40
Non-vested stock options at September 30, 2009	1,021,810	0.56

As of September 30, 2009, there was approximately $571,000 of total unrecognized compensation cost related to stock option grants.

Note I – Long-Term Obligations and Credit Lines:

At September 30, 2009 and December 31, 2008 long-term obligations consist of the following:

	September 30, 2009	December 31, 2008

Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$2,089,223	$2,196,468

Less – current maturities	(153,010)	(144,397)

	$1,936,213	$2,052,071

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At September 30, 2009, the fair value of fixed-rate long-term debt was $2,259,000, which was $170,000 above the carrying value of $2,089,000.  At December 31, 2008, the fair value of fixed-rate long-term debt was $2,386,000, which was $190,000 above the carrying value of $2,196,000.

The Company maintained a $500,000 bank line of credit that matured October 22, 2009 and was not renewed.  Through the line of credit maturity date, the Company maintained a $500,000 certificate of deposit at the bank to secure borrowings under the line.  There were no borrowings outstanding under this line at September 30, 2009.

Note J – Segments and Geographic Area:

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the brand name “RBC Life”.  These products are distributed by a network of independent Associates in certain markets, primarily the U.S. and Canada, and by licensees in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of approximately 28 wound care products primarily in the U.S. under the MPM Medical brand name.  The wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers and pharmaceutical distributors.  MPM’s Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

The Company evaluates the performance of its segments primarily based on operating profit.  All intercompany transactions have been eliminated, and intersegment revenues are not significant.  In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended September 30, 2009
Net sales	$4,982	$1,505	$6,487
Depreciation and amortization	101	11	112
Operating profit (loss)	(214)	60	(154)
Capital expenditures	183	12	195
Total assets	15,065	2,813	17,878

Quarter Ended September 30, 2008
Net sales	$8,284	$1,641	$9,925
Depreciation and amortization	71	25	96
Operating profit	1,294	93	1,387
Capital expenditures	77	8	85
Total assets	18,411	2,001	20,412

Nine Months Ended September 30, 2009
Net sales	$14,803	$4,459	$19,262
Depreciation and amortization	267	50	317
Operating profit	12	180	192
Capital expenditures	930	19	949
Total assets	15,065	2,813	17,878

Nine Months Ended September 30, 2008
Net sales	$18,631	$4,529	$23,160
Depreciation and amortization	205	73	278
Operating profit	2,246	253	2,499
Capital expenditures	325	31	356
Total assets	18,411	2,001	20,412

Financial information summarized geographically for the quarters and nine months ended September 30, 2009 and 2008 is listed below (in thousands):

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,804	$6,806	$2,765	$6,225
Former Soviet Union	3,398	-	6,742	-
Canada	262	540	281	552
All others	23	-	137	-
Totals	$6,487	$7,346	$9,925	$6,777

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$8,181	$6,806	$7,904	$6,225
Former Soviet Union	10,004	-	13,789	-
Canada	804	540	876	552
All others	273	-	591	-
Totals	$19,262	$7,346	$23,160	$6,777

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $3,398,000 and $6,742,000 during the quarters ended September 30, 2009 and 2008, respectively, and $10,004,000 and $13,789,000 during the nine months ended September 30, 2009 and 2008, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $855,000 and $1,058,000 during the quarters ended September 30, 2009 and 2008, respectively, and $2,742,000 and $2,796,000 during the nine months ended September 30, 2009 and 2008, respectively.  These sales accounted for more than 10% of net sales in these periods.  Other than these two customers, no customer of the Company accounted for more than 10% of net sales during the quarters or nine months ended September 30, 2009 and 2008.

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Weighted Average Shares	Per Share
Quarter Ended September 30, 2009
Basic loss per common share	$(152,138)	21,921,934	$(0.01)
Effect of dilutive stock options	-	-
Diluted loss per common share	$(152,138)	21,921,934	$(0.01)

Quarter Ended September 30, 2008
Basic earnings per common share	$845,723	21,587,224	$0.04
Effect of dilutive stock options	-	1,318,963
Diluted earnings per common share	$845,723	22,906,187	$0.04

Nine Months Ended September 30, 2009
Basic loss per common share	$(45,919)	21,920,394	$(0.00)
Effect of dilutive stock options	-	-
Diluted loss per common share	$(45,919)	21,920,394	$(0.00)

Nine Months Ended September 30, 2008
Basic earnings per common share	$1,477,054	21,314,775	$0.07
Effect of dilutive stock options	-	1,608,683
Diluted earnings per common share	$1,477,054	22,923,458	$0.06

The number of stock options that were outstanding, but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 2,087,000 and 905,000 for the quarters ended September 30, 2009 and 2008, respectively, and 2,087,000 and 882,000 for the nine months ended September 30, 2009 and 2008, respectively.

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment.  The following table provides information regarding comprehensive income (loss):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net earnings (loss)	$(152,138)	$845,723	$(45,919)	$1,477,054
Other comprehensive income (loss):
Foreign currency translation adjustment	15,150	(18,002)	26,540	(35,438)
Comprehensive income (loss)	$(136,988)	$827,721	$(19,379)	$1,441,616

Note M – Legal Proceedings:

The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results ofOperations.

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

•
Through the Medical Products segment, we distribute wound care products.  These products are distributed mainly in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.  MPM’s Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2009		2008
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,421	53%	$6,879	69%
Associate network	1,561	24%	1,405	14%
	4,982	77%	8,284	83%
Medical Products	1,505	23%	1,641	17%
	$6,487	100%	$9,925	100%

	Nine Months Ended September 30,
	2009		2008
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$10,277	54%	$14,279	61%
Associate network	4,526	23%	4,352	19%
	14,803	77%	18,631	80%
Medical Products	4,459	23%	4,529	20%
	$19,262	100%	$23,160	100%

Licensees. Our highest revenue distribution channel is the licensee channel.  In the licensee channel we sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. Licensees are generally required to distribute our products in the licensed territory through network marketing. Net sales in this distribution channel are mainly dependent upon the licensee’s success in building a distribution network in the licensed territory.

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 97% of licensee net sales in both the nine months ended September 30, 2009 and 2008, distributes products in a territory comprised mainly of the former Soviet Union and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.

Net sales to our licensees declined $3,458,000, or 50%, and $4,002,000, or 28%, for the quarter and nine months ended September 30, 2009, respectively, compared with net sales for the same periods in 2008.  These declines were mainly related to declines in net sales to CCI.  Net sales to CCI declined $3,344,000, or 50%, and $3,785,000, or 27%, for the quarter and nine months ended September 30, 2009, respectively, compared with net sales for the same periods in 2008.  The decline in net sales to CCI is attributable to a decline in CCI’s sales to its independent Associates during this period.  CCI’s sales were negatively affected by the global economic recession that began in late 2008.  After several years of increasing purchases of our products to support rapid growth, CCI was forced to significantly reduce its purchases from us in 2009 to appropriately align its inventories with the reduced sales volumes.  We expect this trend to continue through the fourth quarter of 2009 and into 2010 until economic conditions improve.

Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. Once segregated, products are not subject to return except in the case of a manufacturing defect.  We store the products until CCI provides shipping instructions.  Because we do not recognize revenue until we ship products to CCI, our sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.  Reflecting the reduction in CCI’s sales, backlog related to CCI’s account was $4,979,000 at September 30, 2009 compared to $8,698,000 at September 30, 2008.

Associate Network.  The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	83%	80%	82%	80%
Canada	17	20	18	20
	100%	100%	100%	100%

Net sales through the Associate network channel increased approximately 4% during the first nine months of 2009 compared to the same period in 2008.  This increase is primarily attributable to an increase in the rate of sponsorship of new Associates by the current Associate network in the U.S. market. Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 62% of Medical Products net sales during both the nine months ended September 30, 2009 and 2008.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009		2008
Net sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	50.4		52.5	48.7		48.6
Gross profit	49.6		47.5	51.3		51.4
Operating expenses:
General and administrative	40.8		26.5	39.3		32.1
Distributor commissions	9.9		6.1	9.6		7.4
Depreciation and amortization	1.3		0.9	1.4		1.1
Total operating expenses	52.0		33.5	50.3		40.6
Operating profit (loss)	(2.4)		14.0	1.0		10.8
Interest expense	0.6		0.5	0.6		0.6
Earnings (loss) before income taxes	(3.0)		13.5	0.4		10.2
Provision (benefit) for income taxes	(0.7)		5.0	0.6		3.8
Net earnings (loss)	(2.3	) %	8.5%	(0.2	) %	6.4%

Quarter ended September 30, 2009 compared with quarter ended September 30, 2008

Net sales. Net sales for the quarter ended September 30, 2009 were $6,487,000 compared with net sales for the same period in 2008 of $9,925,000, a decrease of $3,438,000 or 35%. This decline in net sales, along with the resulting decline in gross profit, is the primary reason we incurred a net loss in the third quarter of 2009.  The decline in net sales resulted from a $3,302,000 decrease in net sales of Nutritional Products and a $136,000 decrease in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $3,458,000 while net sales of Nutritional Products to our Associate network increased $156,000.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI. Sales to CCI decreased $3,344,000 during the quarter ended September 30, 2009.  While sales to CCI can vary significantly from quarter to quarter due to various logistical factors irrespective of the sales demand of CCI’s Associate network, in-territory sales of our products to CCI’s Associate network declined during the third quarter of 2009 as described above under the caption Overview-Licensees.

Associate Network.  Net sales in the North American market grew approximately $156,000, or 11%, during the quarter ended September 30, 2009.  Continuing the trend from the first half of 2009, the sponsorship of new Associates by the current Associate network increased more than 100% during the third quarter of 2009.  While we believe the marketing initiatives and other actions we have undertaken led to this increase in the sponsorship of new Associates, we can give no assurance that the number of active Associates will continue to increase.

Medical products.  The decline in net sales of Medical Products resulted from decreased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products and provides services to the nursing home market, decreased $203,000 during the third quarter of 2009 compared to the third quarter of 2008.  We attribute the decline in sales to efforts by this distributor to align inventory with projected demand.  Sales to this distributor in the third quarter of 2009 were approximately $855,000.

Cost of sales.  Cost of sales for the quarter ended September 30, 2009 was $3,272,000 compared with cost of sales in the third quarter of 2008 of $5,216,000, a decrease of $1,944,000 or 37%. As a percentage of net sales, cost of sales was 50% in the third quarter of 2009 and 53% in the third quarter of 2008. Gross profit as a percentage of net sales increased 3% mainly because of a change in the sales mix of Nutritional Products between sales to the Associate network and sales to licensees. The gross profit for products sold to licensees is lower than the gross profit for products sold to the Associate network because we sell to licensees at lower prices. Sales prices to licensees are lower since we do not pay Associate commissions or incur other expenses related to product distribution in the licensed territory.

General and administrative. General and administrative expenses for the quarter ended September 30, 2009, were $2,646,000 compared with expenses in the third quarter of 2008 of $2,634,000, an increase of $12,000.  While the amount of general and administrative expenses was relatively unchanged between quarters, as a percentage of net sales, general and administrative expenses increased 14% to 41% in the third quarter of 2009 compared with 27% in the third quarter of 2008 due to the decline in net sales.

Distributor commissions. Distributor commissions were $637,000 for the quarter ended September 30, 2009 compared with distributor commissions of $601,000 in the third quarter of 2008, an increase of $36,000 or 6%.  This increase is associated with the increase in Associate Network sales during the third quarter of 2009 compared with the third quarter of 2008.  Distributor commissions as a percentage of commissionable sales to the Associate network increased slightly to approximately 37% in the third quarter of 2009 compared to 36% in the same period in 2008.  This percentage increase was mainly due to the payment of extra commissions during the third quarter of 2009 in connection with certain marketing and sales initiatives undertaken during the quarter.  On a consolidated basis, distributor commissions as a percentage of net sales were 10% and 6% in the third quarter of 2009 and 2008, respectively, mainly because a higher percentage of consolidated sales in the third quarter of 2009 were Associate network sales.

Income taxes.  We recorded a benefit for income taxes of $43,000 during the quarter ended September 30, 2009 based on our estimate of the effective annual income tax rate.  Our effective income tax rate was affected by an increase in the valuation allowance related to net operating loss carryforwards in Canada, which offset tax benefits related to the consolidated loss before income taxes.

Net earnings (loss).  As a result of the factors described above, the net loss for the quarter ended September 30, 2009 was $152,000, or $0.01 per share, compared with net earnings in the third quarter of 2008 of $846,000, or $0.04 per share.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

Net sales. Net sales for the nine months ended September 30, 2009 were $19,262,000 compared with net sales for the same period in 2008 of $23,160,000, a decrease of $3,898,000 or 17%. This decline in net sales, along with the resulting decline in gross profit, is the primary reason for the substantial decline in 2009 operating results compared to 2008.  The decrease in net sales resulted from a $3,828,000 decrease in net sales of Nutritional Products and a $70,000 decrease in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $4,002,000 while net sales of Nutritional Products to our Associate network increased $174,000.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI. Sales to CCI decreased $3,785,000 in the first nine months of 2009.  While sales to CCI can vary significantly from quarter to quarter due to various logistical factors irrespective of the sales demand of CCI’s Associate network, in-territory sales of our products to CCI’s Associate network declined during the first nine months of 2009, as described above under the caption Overview-Licensees.

Associate Network.  Net sales in the North American market increased approximately $174,000 during the first nine months of 2009, a significant change in the declining sales trend we have reported in this distribution channel for several years.  We attribute this increase mainly to an increase in the number of active Associates, which resulted from higher levels of sponsorship of new Associates by the current Associate network in the U.S. market.  While we believe the marketing initiatives and other actions we have undertaken led to this increase in the sponsorship of new Associates, we can give no assurance that the number of active Associates will continue to increase.

Medical products.  The decline in net sales of Medical Products resulted mainly from decreased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products and provides services to the nursing home market, decreased $54,000 during the first nine months of 2009 compared to the first nine months of 2008.  Sales to this distributor in the first nine months of 2009 were approximately $2,742,000.

Cost of sales.  Cost of sales for the nine months ended September 30, 2009 was $9,387,000 compared with cost of sales in the first nine months of 2008 of $11,251,000, a decrease of $1,864,000 or 17%. As a percentage of net sales, cost of sales was 49% in both the first nine months of 2009 and 2008.

General and administrative. General and administrative expenses for the nine months ended September 30, 2009, were $7,567,000 compared with expenses in the first nine months of 2008 of $7,439,000, an increase of $128,000 or 2%. This increase was mainly attributable to increased expenses associated with the upgrade of our network marketing computer software, regulatory compliance and support activities and facilities maintenance.  As a percentage of net sales, general and administrative expenses were 39% and 32% in the nine months ended September 30, 2009 and 2008, respectively.

Distributor commissions.   Distributor commissions were $1,840,000 for the nine months ended September 30, 2009 compared with distributor commissions of $1,719,000 in the first nine months of 2008, an increase of $121,000 or 7%.  This increase is associated with the increase in Associate Network sales during the first nine months of 2009 compared with the same period in 2008.  Distributor commissions as a percentage of commissionable sales to the Associate network increased to approximately 36% in the first nine months of 2009 compared to 34% in the same period in 2008.  This percentage increase was mainly due to the payment of extra commissions during the first nine months of 2009 in connection with certain marketing and sales initiatives undertaken during this period.  On a consolidated basis, distributor commissions as a percentage of net sales increased to 10% in the nine months of 2009 compared with 7% in the nine months of 2008 mainly because a higher percentage of our 2009 consolidated sales were Associate network sales.

Income taxes.  We recorded a provision for income taxes of $114,000 during the nine months ended September 30, 2009 based on our estimate of the effective annual income tax rate adjusted for an increase in the valuation allowance related to operating loss carryforwards in Canada.

Net earnings (loss).  As a result of the factors described above, the net loss for the nine months ended September 30, 2009 was $46,000, or $0.00 per diluted share, compared with net earnings in the nine months of 2008 of $1,477,000, or $0.06 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash and working capital. At September 30, 2009, all of our cash and cash equivalents were maintained in accounts that were fully insured by federal government agencies.  During the nine months ended September 30, 2009, we had a net decrease in cash of $1,455,000 compared with a net increase in cash of $762,000 in the first nine months of 2008.  At September 30, 2009, we had working capital of $4,790,000, a $485,000 decrease from working capital at December 31, 2008 of $5,275,000.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first nine months of 2009, our operating activities used cash flows of $535,000.  In the first nine months of 2008, our operating activities provided cash flows of $1,052,000.  The primary use of cash by operating activities during the first nine months of 2009 related to a $495,000 reduction in accounts payable and accrued liabilities and a $1,439,000 decrease in deferred revenue.  The decreases in accounts payable and accrued liabilities and deferred revenue were primarily associated with the decrease in CCI sales.  In the first nine months of 2009, the net loss adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $475,000 compared with providing cash flows of $1,758,000 in the first nine months of 2008.

Investing activities. During the first nine months of 2009, we used cash of $949,000 to purchase property and equipment.  Of this amount, approximately $876,000 was associated with the upgrade of our network marketing computer software.  We expect additional capital expenditures of approximately $200,000 to complete this project.  During the first nine months of 2009, we also received $194,000 from the surrender of a life insurance policy covering our former Chief Executive Officer who retired in December 2008.

Financing activities. The principle financing activity during the first nine months of 2009 was the repayment of long-term debt in the amount of $107,000.  At September 30, 2009, we maintained a $500,000 line of credit arrangement with a bank, none of which was used as of that date.  We did not renew this line when it matured on October 22, 2009.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 4% of net sales during the first nine months of 2009 and during fiscal 2008.  We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $593,000 to our Canadian operations at September 30, 2009, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $59,300.

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

ITEM 4.                      Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc.
Registrant

November 9, 2009	By:	/s/ John W. Price
Date	Its:	President and Chief Executive Officer

November 9, 2009	By:	/s/ Steven E. Brown
Date	Its:	Vice President-Finance and
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