Form 10-K
period 2009-12-31
RBC LIFE SCIENCES, INC.
filed 2010-03-11
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑.

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009:  $3,156,000

Number of shares of common stock outstanding as of February 1, 2010:  21,921,934

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

TABLE OF CONTENTS

PART I

Item 1.           Business

Overview

RBC Life Sciences, Inc., a Nevada corporation (along with its subsidiaries, sometimes hereinafter referred to collectively as “we”, “our”, the “Company” or “RBC”), is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada.  This product line is marketed under the “RBC Life” brand name and may be broadly categorized as:  (i) wellness products, (ii) fitness products and (iii) skin care products.  The product line includes herbal formulas, vitamins, minerals, antioxidants and skin, hair and body care products.

In certain markets, primarily the U.S. and Canada, we market Nutritional Products through a network of independent distributors that we refer to as “Associates.”  We also market Nutritional Products in certain international markets through license arrangements.  The licensees are third parties who are granted exclusive rights to distribute Nutritional Products in their respective territories and, for the most part, distribute these products through an independent network of Associates in the licensed territory.

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

In addition to Nutritional Products, we also market a line of wound care products (“Medical Products”) through a U.S. subsidiary under the MPM Medical brand name.  Medical Products are primarily distributed in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.  These products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

Our principal offices are located at 2301 Crown Court, Irving, Texas 75038.  We can be reached by phone at 972-893-4000, by fax at 972-893-4111 and by email at webmaster@rbclifesciences.com.  Our corporate information can be accessed at www.rbclifesciences.com or www.mpmmedicalinc.com.  In June 2006, we changed the name of the Company from Royal BodyCare, Inc. to RBC Life Sciences, Inc.

Industry Overview

Nutritional Products.   In the Nutritional Products business segment, we compete within two industries: nutrition and direct selling. The nutrition industry is highly fragmented and very competitive.  Companies in this industry manufacture and distribute products generally intended to maintain and/or enhance the body’s health and general well being.  Products manufactured and distributed include (i) nutritional supplements, (ii) natural and organic foods, (iii) functional foods and (iv) natural and organic personal care and household products.  The majority of our net sales in this segment are sales of nutritional supplements.

According to data published by the Nutrition Business Journal (“NBJ”), global nutrition industry sales increased 8% to $270 billion in 2008.  Of that $270 billion, nutritional supplements contributed $77 billion, while natural and organic foods contributed $71 billion, functional foods $95 billion, and natural and organic personal care and household products $27 billion.

NBJ reported that the overall U.S. nutrition market grew 8% in 2008, bringing total U.S. retail sales to $101.8 billion.  Growth of the U.S. nutritional supplements category in 2008 was 6.3%.  NBJ also reported that sales in the region comprised of  Eastern Europe and Russia grew 23%.

We believe that there are a number of demographic, healthcare and lifestyle trends that drive the continued growth of the nutrition industry:

•	The aging population, particularly the baby-boomer generation, combined with the tendency on the part of consumers to purchase more nutritional supplements as they age;
•	The continued spread of chronic health ailments such as diabetes and heart disease, which are linked to poor nutritional habits;
•	A growing consumer interest in self-care and natural therapies to prevent illness;
•	Rising health care costs causing many consumers to take preventive measures, including alternative medicines and nutritional supplements; and
•	The publication of research findings supporting the positive health effects of certain nutritional supplements.

In recent periods some companies have reported sales declines in the nutritional supplements market citing various reasons including exchange rate fluctuations, global economic conditions and increased competition.  Our 2009 licensee sales were negatively affected by the global economic downturn as more fully described below in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

Nutritional products are distributed through various market participants, which include the following:

•	Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores;
•	Natural health food retailers;
•	Network marketing;
•	Mail order;
•	Health care professionals and practitioners; and
•	The Internet.

Our primary distribution model is a network marketing system, which is a common form of direct selling. According to the latest data available from the World Federation of Direct Selling Associations, the direct selling industry generated approximately $115 billion annually in worldwide retail sales in 2008, with approximately 66.8 million independent distributors. According to the Direct Selling Association (“DSA”), the U.S. generated approximately $30 billion in annual retail sales in 2008 with approximately 15.1 million independent distributors. Also according to the DSA, wellness products, which include nutritional supplements, accounted for 23%, and personal care products accounted for 22%, of U.S. direct retail sales.

Medical Products.   In the Medical Products business segment, we compete in the wound care industry.  Industry participants in this multi-billion dollar market are companies of all sizes that manufacture and distribute a wide range of products related to the treatment and prevention of wounds.  Products manufactured and distributed in this industry include:

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

Competitive Strengths

Product Portfolio.    We have developed a line of high-quality health products based on the demands of the industries within which we operate.  Our product lines feature proprietary products, newly developed products and products that have been available for many years.  We regularly review and if necessary improve our product formulations based on new scientific data and market demands to ensure our product portfolio remains current and attractive to our customers.

In-house Manufacturing.    We manufacture certain proprietary raw materials for our exclusive use, including the key raw material used in our top-selling products, Microhydrin® and MicrohydrinTM Plus, which are Nutritional Products.  Together, these products accounted for 16% of consolidated net sales and 22% of Nutritional Products sales in 2009.  We believe that our ability to manufacture these proprietary raw materials is a competitive advantage for us because it allows us to better protect our proprietary technology and know-how, and better manage the quality of and costs associated with the production of our key raw materials.

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

Operating Flexibility.   Other than the production of certain proprietary raw materials, we contract the production of all our products to third-party contract manufacturers.  This arrangement allows us to minimize capital expenditures, benefit from specialized expertise provided by contract manufacturer and maintain operating overhead in line with sales.  We have found the marketplace for quality contract manufacturers to be competitive and attractive.  We utilize our own in-house quality control laboratories to monitor the performance of our third-party manufacturers to ensure they maintain a high quality of service.

Experienced Management Team.   Our management team includes individuals with expertise in various managerial disciplines including nutrition, wound care, international business development, marketing, sales, operations, quality assurance, finance and information technology.

Business Strategy

We seek to grow our business by pursuing the following strategies:

Leverage and Expand our Relationship with CCI.   Our largest customer is Coral Club International, Inc. (“CCI”), which is a licensee that distributes Nutritional Products in a territory comprised mainly of Russia and Eastern Europe.  Net sales to CCI accounted for approximately 50% of consolidated net sales in 2009, although, due to difficult  economic conditions in key geographic markets serviced by CCI, 2009 sales declined 30% when compared to 2008.  Despite the 2009 sales decline, we believe that net sales to CCI have the potential to grow as economic conditions improve.  Our objective is to support this growth by supplying CCI with new products and providing operational and regulatory support.  We will continue to implement initiatives to accomplish these objectives and seek other ways to facilitate growth in this territory.

Expand our Existing Network Marketing Associate Base.   We believe that the network marketing model is the most effective way to sell our Nutritional Products.  Our objective is to increase sales in this channel by increasing the attraction, recruitment, retention and productivity of our Associates.  We seek to accomplish these objectives by (i) providing training and support to new and existing Associates through various means, including the sponsorship of local, regional and international events, (ii) introducing new products and (iii) providing financial incentives through the Associate compensation plan.

Expand Medical Products in Existing and New Markets.   We believe there is significant opportunity to increase net sales of our Medical Products in the U.S. and international markets.  We have developed and continue to develop new market opportunities in the U.S. based on our expertise in the wound care market.  To this end, we will (i) introduce new products, (ii) provide training and other support to our field sales force and the sales force of key distributors and (iii) increase the body of clinical data supporting the safety and efficacy of our products.  In addition, we continue to work with third parties to facilitate the expansion of Medical Products distribution into international markets.

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

Products

The Nutritional Products segment, which accounted for 75%, 79% and 83% of consolidated net sales in 2009, 2008 and 2007, respectively, markets nutritional supplements and personal care products under the RBC Life brand name.  The Medical Products segment markets wound care products under the MPM Medical brand name.  For additional information related to these industry segments, please see Note O to our consolidated financial statements beginning on page F-1 of this report.

Nutritional Products.  We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  These products may be broadly categorized as: (i) wellness products, (ii) fitness products and (iii) skin care products.  Featured products include:

•	Microhydrin and Microhydrin Plus – powerful, broad-spectrum antioxidants;

•	NeuroBrightTM – introduced in August 2009, this product supports healthy brain function and enhances energy and acuity;

•
Organic spirulina – sold in powder, tablet, capsule and , in combination with other ingredients, bar forms, a nutritious algae that provides a complete range of vital nutrients and a higher percentage of easily digested protein than meat;

•	OliViva® – made from freshly harvested olive leaves, an antioxidant beverage that supports the immune system, increases energy and supports the cardiovascular system;

•	ColoVada Plus® – an effective fourteen-day colon cleansing program that has been widely used for more than 20 years;

•	HydraCel® – a product that improves the quality of drinking water by reducing surface tension for increased hydration and making water more alkaline;

•	24 Seven® – a daily multivitamin/mineral supplement;

•	Immune 360® – a product to nourish and support the function of the immune system;

•	Digestion Formula – a combination of digestive enzymes to supplement the decline of enzymes that naturally occurs with aging; and

•	Cellution 7TM – a science-based skin care product collection that incorporates ingredients with unique benefits.

Our primary products are antioxidant products marketed under the trade names Microhydrin and Microhydrin Plus, which collectively accounted for approximately 16% and 15% of consolidated net sales in 2009 and 2008, respectively.  No other product accounted for more than 10% of our sales.  Our finished products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control.  We maintain quality control of our products through our in-house laboratories as well as through the manufacturing and laboratory facilities of our third-party suppliers.  Our manufacturing and distribution practices are in compliance with current Good Manufacturing Practices as established by FDA regulations.

Substantially all of our product line has been developed utilizing scientific data as the basis of product formulation.  Scientific data includes published research, in-house and third-party research and sponsored research.  Most of our product formulations feature one or more of the following key ingredients:

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

We established a manufacturing facility in June 2002 to produce certain key raw materials that were formerly sourced from a third-party supplier.  Through the establishment of this facility, we developed our own proprietary manufacturing processes, improved the quality of key raw materials used in our product line and expanded the range of  raw materials available to us.  We provide raw materials that we produce to the third-party manufacturers for use in producing our finished products.  Our proprietary raw materials represent key ingredients used in our top-selling products, Microhydrin and Microhydrin Plus, as well as NeuroBright and HydraCel.

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

We contract with third-party manufacturers and suppliers, such as Progressive Laboratories, Inc., Brady Precision Converting, LLC, Merical Vita-Pak, Inc. and Pacific Nutritional, Inc., to produce all of our finished products according to our specifications and/or formulas.  This strategy provides operating flexibility with minimum investment and helps us to control operating costs.  We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years.  We do not have long-term contracts with any of our manufacturers or suppliers.  Most of our products can be manufactured by a number of contract manufacturers at competitive prices.

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2009, 2008 and 2007, please see Note O to our consolidated financial statements included beginning on page F-1 of this report.

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

Our sales in these markets are dependent upon the number and productivity of our Associates.  Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  We had approximately 9,100 active Associates in North America at December 31, 2009 and 2008.  We consider an Associate active if he/she has placed an order within the previous 12 months.

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

            Sponsoring activities are not required of Associates and we do not pay any commissions for the act of sponsoring new Associates, although commissions are paid based on the product sales of downline associates.  Because of the financial incentives provided to those who succeed in building an Associate network that purchases and resells products, we believe that many of our Associates attempt, with varying degrees of effort and success, to sponsor new Associates.

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

Commissions are based on the total monthly sales by the Associate and his or her downline organization.  As an Associate’s business expands from successfully sponsoring new Associates into the business, who in turn expand their own businesses, an Associate can earn higher commissions.  Most commissions are paid to Associates monthly.

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

In addition to the development of sales and training materials for use by our Associates, we also periodically sponsor and conduct local, regional and international Associate events and training seminars.  Attendance at these sessions is voluntary, although our experience indicates that the most effective and successful Associates are those that participate in training activities.  These live events are supplemented by regular e-mail communications and corporate conference calls.

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

Compliance.        On occasion, Associates fail to adhere to our Associate policies and procedures.  We systematically review reports of alleged Associate misconduct.  Infractions of the policies and procedures are reviewed by a compliance committee that determines what disciplinary action may be warranted in each case.  If we determine that an Associate has violated any of our Associate policies and procedures, we may take a number of disciplinary actions.  For example, we may terminate the Associate’s purchase and distribution rights completely or impose sanctions, such as warnings or probation.  We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied or take other appropriate actions at our discretion.

Returns.              Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund.  We reimburse the Associate with a replacement product or a credit on account upon receipt of proper documentation and the return of the remaining product.

Nutritional Products returned by Associates that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid.  Returned product that was damaged during shipment to the customer is 100% refundable.  Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  For the years 2009, 2008 and 2007, returns were less than 1% of Nutritional Products sales.

Licensees

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets.  Under these arrangements, the licensees purchase products from us for distribution in their territories, and, in most cases, pay us a monthly royalty based on sales of our products in their territories.  Most of our sales under these arrangements are to CCI, which has exclusive distribution rights in a territory comprised mainly of Russia and Eastern Europe.  Sales to CCI were 50%, 59% and 55% of consolidated net sales in 2009, 2008 and 2007, respectively.  Under arrangements with other licensees, our products are also distributed in other international markets including Western Europe, United Arab Emirates and Indonesia.

Pursuant to these arrangements, the licensees, who are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories through, for the most part, network marketing.  The independent distributor networks of licensees using the network marketing distribution model have similar characteristics to the Associate network in the U.S. and Canada, and the distributors are compensated through a similar compensation plan as that used by us for our Associates.  All of the license agreements with our licensees require the licensees to purchase minimum annual amounts from us in order to retain their exclusive rights.

Medical Products Distribution

Sales force.         At December 31, 2009, the MPM Medical sales force consisted of five full-time sales representatives and approximately 14 manufacturer representatives assigned to specific geographic territories within the U.S.  This compares to a sales force at December 31, 2008 that consisted of eight full-time sales representatives and approximately 15 manufacturer representatives.

Distribution.       We distribute our wound care products primarily in the U.S. to hospitals, nursing homes, clinics, pharmacies and home health care agencies through a traditional, nationwide network of medical/surgical supply dealers and pharmaceutical distributors.  Our sales force calls on the customers that use our wound care products, as well as the dealers and distributors through whom our customers purchase these products.

Many potential customers for wound products have become members of group purchasing organizations (“GPOs”) in an effort to reduce costs.  GPOs negotiate pricing arrangements with health care product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members.  We generally do not solicit GPOs because, in most cases, we do not offer a product range that is broad enough to effectively compete in the wound care product category, and we do not offer the education and training services generally expected by GPO members.  However, because our product line includes certain specialty products that are not generally offered through GPOs, our sales force calls on GPO members to solicit sales of our products that they cannot purchase through the GPO.  In addition, our sales force calls on other potential customers such as specialty distributors, which include distributors that supply products and services reimbursed under Part B of Medicare and health care providers that service specialty markets such as the oncology market. We do not have long-term supply contracts with any of our customers, dealers or distributors.

Since 2004, a medical/surgical dealer has significantly expanded its business and, as a result, increased its purchases of our wound care products.  This dealer distributes our Medical Products and provides services mainly to nursing homes, which obtain reimbursement for the price of products from Medicare.  This dealer accounted for 62%, 64% and 57% of Medical Products net sales in 2009, 2008 and  2007, respectively.

Third-Party Reimbursement.          Most of our Medical Products are purchased by health care providers for use on patients in their care.  In most cases, these health care providers obtain reimbursement for the cost of our products from various third-party payers, including Medicare, Medicaid, private insurance plans and managed care organizations.  In response to national attention focused on health care, significant health care reform initiatives have been proposed that may affect the availability and amount of third party reimbursements.  Also, in an effort to control rising health care costs, there have been, and may continue to be, proposals by legislators, regulators and third-party payers to curb these costs.  We believe that presently available third-party reimbursement is adequate to support the market for our products; however, continued demand for our Medical Products is partially dependent upon the extent of available reimbursement for these products.

Returns.              Generally, unused Medical Products may be returned up to six months from the date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  For the years 2009, 2008 and 2007, returns were less than 1% of Medical Products sales.

Trademarks, Patents or Other Intellectual Property

We have trademark registrations in the U.S. and certain foreign jurisdictions of our former name, Royal BodyCare, our logo and the name Microhydrin, and we have trademark registrations in the U.S. of certain other key product and product ingredient names as Colo Vada Plus, OliViva, HydraCel, Immune 360, Regenecare®, Oramagic®, RediaPlex® and Normlshield®.  In addition, we have trademark applications pending in the U.S. and certain foreign jurisdictions for the name RBC Life Sciences, RBC Life and other key trade dress used by us.  As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual.  We also rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide the same level of protection as afforded by a U.S. federal registration of a trademark.  Also, common law trademark rights are limited to the geographic area in which the trademark is actually used.  These trademarks are useful in achieving brand recognition within our industries.

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

We do not maintain inventory in anticipation of product orders from our licensees.  Under the terms of our license agreements, the licensee is required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and must allow two to three months for delivery.  In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account.  However, we do not recognize sales until the products are shipped.  Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment.  Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests.  Backlog was approximately $5,761,000 and $7,872,000 at December 31, 2009 and 2008, respectively.  We expect substantially all of the backlog at December 31, 2009 to be filled during 2010.

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

Governmental Regulations

Products.             One or more of the following agencies regulates the formulation, manufacture, packaging, labeling, advertising, distribution and sale of our products:  the Food and Drug Administration (“FDA”); the Federal Trade Commission (“FTC”); the Consumer Product Safety Commission; the U.S. Department of Agriculture; the Environmental Protection Agency; and various agencies of the states and foreign countries into which our products are shipped or sold.

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

FDA distinguishes between statements of nutritional support, including structure/function claims, which do not require prior FDA approval, and claims that a product is intended to prevent, treat, cure, mitigate or diagnose disease, otherwise known as a “drug claims,” which do require prior FDA approval.  It is the intended use of a product that is determinative, and intended use can come from various sources, including labeling and advertising claims.  The making of a drug claim in relation to a dietary supplement may result in the product being declared an unapproved new drug in violation of the FDCA.  The FDA has issued a regulation intended to clarify the distinction between permissible structure/function and impermissible drug claims.  While in some cases there is no clear distinction between the two, we believe that the labeling and advertising of our dietary supplements complies with these regulations.  We do not make drug claims for any of our dietary supplements.

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

In June 2007, as authorized by DSHEA, the FDA adopted good manufacturing practice regulations (“GMPs”) specifically for dietary supplements. These new GMPs are more onerous than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMPs for drugs.  Under the new regulations, we are classified as a small business; accordingly, our effective compliance date was June 2009.  We believe our manufacturing and distribution practices are in compliance with these GMPs, but there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.  We have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

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

 Class I devices are those for which safety and effectiveness can be assured by adherence to a set of regulatory guidelines called General Controls.  General Controls are the only level of controls that apply to Class I devices and include provisions of the FDCA pertaining to adulteration, misbranding, device registration and listing, premarket notification, banned devices, notification and repair/replacement/refund, records and reports, restricted devices, and GMPs.  Class II devices are those for which General Controls alone are insufficient to provide reasonable assurance of its safety and effectiveness and there is sufficient information to establish Special Controls the FDA deems necessary to provide such assurance.  Special Controls may include special labeling requirements, mandatory performance standards and postmarket surveillance.  Most Class I devices are exempt from premarket notification (510(k)) requirements, and while a few Class II devices are exempt, most Class II devices require 510(k) premarket notification.  A 510(k) premarket notification requires demonstration of substantial equivalence to another legally U.S. marketed device.  Substantial equivalence means that the new device is at least as safe and effective as the predicate device. In accordance with the Medical Device User Fee and Modernization Act of 2002, as of October 2002 unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees.  The process of obtaining a 510(k) clearance typically can take several months to a year or longer and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976.  We believe that our medical devices are manufactured and marketed in accordance with these statutory requirements and the FDA’s related regulations.

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

In October 2009, the FTC issued new Guides Concerning the Use of Endorsements and Testimonials in Advertising ("Guides"). These new Guides significantly extend the scope of potential liability associated with the use of testimonials, endorsements and new media methods, such as blogging, in advertising. As of the December 1, 2009 effective date of the Guides, advertisers are required either to substantiate that the experiences conveyed by testimonials or endorsements represent typical consumer experiences with the advertised product or clearly and conspicuously disclose the typical consumer experience with the advertised product. In many instances, this will require advertisers to possess "competent and reliable scientific evidence" to substantiate the consumer or endorser representations.

Under the new Guides, advertisers also may be liable for statements made by consumers in the context of "new media," including blogs, depending on the relationship between the consumer and the advertiser. Although an advertiser's control over the consumer's comments will be relevant to a determination regarding liability for false or misleading statements, it will not necessarily be dispositive.

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

Effective January 1, 2004, NHPs in Canada became subject to new requirements under the Natural Health Product Regulations. Under these regulations, each NHP must have a product license issued by Health Canada before it can be sold in Canada, subject to certain transition periods.  Health Canada assigns a natural health product number ("NPN") to each NHP once Health Canada issues the license for that NHP. The Canadian regulations require that all drugs and NHPs be manufactured, packaged, labeled, imported, distributed and stored under Canadian GMPs, and that all premises used for manufacturing, packaging, labeling and importing drugs and NHPs have a site license, which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

Health Canada approval for marketing authorization can take time. The approval time for NHPs and drugs can vary depending on the product and the application or submission. For NHPs, the Canadian regulations indicate that certain product licenses should be processed within 60 days. However, the regulations also include provisions to extend this time frame if, for example, more information is required. There can be significant delays, and Health Canada has publicly acknowledged that there has been a delay in processing NHP licenses.  If Health Canada refuses to issue a product license, the NHP can no longer be sold in Canada until Health Canada issues such a license. We have adopted a compliance strategy to adhere to Health Canada's regulations although there is no assurance that product licenses will ultimately be issued for our products, the applications for most of which are still under review by Health Canada.

Health Canada can perform routine and unannounced inspections of companies in the industry to ensure compliance with the Canadian regulations. The overall risk factors and market prospects for Canada, in general, are similar to those in the United States, as outlined above. Health Canada can suspend or revoke licenses for lack of compliance. In addition, if Health Canada perceives the product to present an unacceptable level of risk, they can also impose fines and jail terms.

In some international markets, there has been adverse publicity concerning products that contain substances generally referred to as genetically modified organisms (“GMOs”). In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GMOs has prompted proposed or actual governmental regulation.  We are also aware of regulations in some international markets affecting the use of irradiated raw ingredients or the labeling of products containing irradiated raw ingredients.  To date, these regulations have not significantly affected our business; however, we cannot anticipate the extent to which future regulations will restrict the use of GMOs or irradiated raw materials in our products or the impact any such regulations may have on our business. In response to any applicable regulations, we would, where practicable, reformulate and/or re-label our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in these areas should not have a material adverse effect on us or our business. However, because these are evolving areas of regulation, there can be no assurance in this regard.

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

Network Marketing.          Our network marketing program is subject to laws and regulations in each country in which we operate.  Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on sales of the enterprise’s products, rather than investments in the organization or other non-retail sales related criteria.   These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases.  In addition to federal regulation by the FTC in the U.S., each state has enacted its own “Little FTC Act” to regulate sales and advertising.  We actively strive to comply with all applicable state, federal and foreign laws and regulations affecting this distribution channel.  We believe that our network marketing system satisfies the standards and case law defining a legal marketing system; however, the regulatory and legal requirements concerning network marketing systems do not include “bright line” rules and are inherently fact-based.

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

Employees

As of December 31, 2009 and 2008, we had 78 and 79 employees, respectively.  We do not foresee a significant change in the number of our employees during 2010.

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

If we lose existing Associates more rapidly than we recruit new Associates, net sales from our Associate network will decrease.

In 2009, 2008 and 2007 net sales from our Associates contributed 24%, 19% and 25%, respectively, of our consolidated net sales.  In this channel, we distribute all of our products through independent Associates and we depend on them to generate all of our net sales. Our Associates may terminate their services at any time, and, like most network marketing companies, we experience high turnover among Associates from year to year. As a result, in order to maintain sales in the future, we need to retain existing Associates and recruit additional Associates. To increase net sales, we must increase the number of and/or the productivity of our Associates.

Net sales from our Associate network increased 4% in 2009, but declined 17% and 19% in 2008 and 2007, respectively, mainly as a result of a decline in the number of active Associates.  While we take many steps to help train, motivate and retain Associates, we cannot accurately predict how the number and productivity of Associates may fluctuate because we rely primarily upon our Associates to recruit, train and motivate new Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.  Several factors affect our ability to attract and retain Associates, including:

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

The new Associate compensation plan may not attract new Associates and may increase the turnover of existing Associates.

In September 2009, we introduced a new Associate compensation plan.  While we believe the new compensation plan is more attractive to potential Associates than our previous plan, there is no assurance that the new plan will encourage increased sponsorship of new Associates or that existing Associates, who were previously compensated under the former plan, will receive the new plan favorably and, accordingly, continue to participate as active Associates of the Company.  To affect the transition of existing Associates from the former compensation plan to the new compensation plan, we implemented a 12-month commission subsidy program that allows existing Associates to become accustomed to the new plan without a significant decrease in commission income.  Accordingly, the rate of acceptance of the new plan will not be known until this 12-month period ends.  The increase in turnover of existing Associates or the failure of the new compensation plan to increase sponsorship of new Associates would adversely affect our results of operations and financial condition.

Two of our customers constitute a significant portion of our sales.

In 2009, two of our customers accounted for approximately 65% of consolidated net sales. One customer, CCI, a licensee that distributes Nutritional Products primarily in Russia and Eastern Europe, accounted for approximately 50% of consolidated net sales in 2009.  The other customer, a medical/surgical dealer that distributes Medical Products and provides services to the long-term care market, accounted for approximately 15% of consolidated net sales in 2009.  Sales to CCI in 2009 declined approximately 30% because the global economic downturn adversely affected CCI’s business in certain key markets.  As more fully described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations, this decline in sales to CCI was one of the primary reasons we reported a net loss in 2009.   Accordingly, the failure of CCI sales to increase, or a further loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition.  Factors that could adversely affect our sales to these customers include, but are not limited to, the continued negative effects of the global economic downturn, additional unfavorable changes in market conditions in the markets serviced by these customers, changes in government regulations that affect sales in markets serviced by these customers, competition from other entities that sell similar products in markets serviced by these customers or an unfavorable change in our business relationship with these customers.  The president of CCI beneficially holds approximately 18% of our outstanding common stock and served as a member of our Board of Directors until June 2004.

Two of our products constitute a significant portion of our net sales.

Two of our Nutritional Products, Microhydrin and Microhydrin Plus, constitute a significant portion of our sales, accounting for approximately 16%, 15% and 16% of net sales in 2009, 2008 and 2007, respectively. If the demand for these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering these products for any reason without a suitable replacement, then our financial condition and operating results would be harmed.

Net sales of our Nutritional Products are dependent upon an independent sales force and third-party licensees, and we do not have direct control over the marketing of our Nutritional Products.

We rely on non-employee, independent Associates and third-party licensees to purchase, market and sell our Nutritional Products. Licensees, which accounted for 52%, 60% and 58% of our consolidated net sales in 2009, 2008 and 2007, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements.  Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products.  Licensees are also responsible for all marketing and sales activities in the licensed territories.  Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and future sales volume will depend in large part upon their success in the importation, marketing and distribution of our products in the licensed territories.

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

Adverse economic conditions may harm our business.

In 2009, the global economic conditions continued to decline in many countries.  This global economic downturn and the related uncertainty with respect to the timing and extent of economic recovery pose a risk as consumers and businesses, including healthcare providers, may postpone spending, or seek new ways to eliminate spending, in response to uncertain and challenging economic conditions.  Other risks related to this economic downturn include foreign currency exchange rate fluctuations, insolvency of key suppliers and customer insolvencies.  We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, or the markets that may continue to be impacted by these general economic conditions. If the markets for our products significantly deteriorate due to these economic conditions, our business, financial condition and results of operations may be materially and adversely affected.

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

Most of our Medical Products are classified as medical devices under FDA regulations.  Before certain medical devices can be sold, they require premarket review and clearance by the FDA, which is generally accomplished through the 510(k) premarket notification procedure. Clearance through this procedure requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status.  There is no assurance that the FDA will act favorably or quickly in its review of our pending or planned 510(k) submissions, or that we will not encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude the sale of new products in the U.S.  Any delays or failure to obtain FDA clearance or approvals of new products we develop, or the costs of obtaining FDA clearance or approvals, could have an adverse effect on our business, financial condition and results of operations.

Growth of Medical Products sales depends in part upon the availability of adequate third-party reimbursement.

The continued growth of our Medical Products segment will depend in part on the availability of adequate reimbursement to health care providers who use our products from third-party health care payers, such as Medicare, Medicaid, private insurance plans and managed care organizations. At present, third-party payers increasingly are challenging the pricing of medical products and services. Also, in response to national attention focused on health care, significant health care reform initiatives have been proposed that may affect the availability and amount of third party reimbursements. Accordingly, reimbursement may not be at, or remain at, price levels adequate to allow health care providers to realize an appropriate return on the purchase of our products. In addition, third-party payers may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available.  Should adequate reimbursement from third-party payers become restricted or unavailable, our business, financial condition and results of operations could be adversely affected.

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

New Associates sign a written contract and agree to adhere to our Associate policies and procedures. Although these policies and procedures prohibit Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our products or our marketing program. They also may make statements regarding potential earnings, product claims or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies or state attorneys general. We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates. There can be no assurance that our efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition and results of operations.

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

The FDA has adopted new GMPs relating to the manufacture, packaging and holding of dietary supplements.  The new GMPs, which became effective for us in June 2009, establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. These GMPs also include requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as requirements for maintaining records and for handling consumer complaints related to GMPs.  The adoption of these GMPs has increased the cost of our products and may result in additional cost increases in the future.  In addition, there is no assurance that all of our current suppliers will be able to comply with these GMPs.  To the extent any current supplier is unable to comply, we will be required to find an alternate source of supply.  As suppliers comply with these new regulations they may incur additional compliance costs that will be passed on to us.  These factors could affect our business, financial condition and results of operations.

 In markets outside the U.S., we, or a licensee, as the case may be, may be required to obtain approvals, licenses or certifications from a country's ministry of health or a comparable agency prior to importing our products. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  In addition, changes to laws, regulations or standards governing the issuance of these approvals and licenses may adversely affect ability of our products to be imported, which could affect on our business, financial condition and results of operations.

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

We are subject to risks associated with our reliance upon information technology systems.

Our success is dependent in part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service, technical support and an interactive website for use by our Associates.  We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies that we may encounter in the future may result in interruptions to our services and may damage our relationships with, or cause us to lose, our Associates, licensees or customers, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all. Despite our precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our net sales and profits.

Our future financial results could be adversely impacted by asset impairments.

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

In 2009, approximately 56% of consolidated net sales came from foreign territories.  Of this 56%, 4% was generated from our Canadian operation, while the remainder came from foreign territories through export sales primarily to our licensees who are subject to licensee agreements with us.  We intend to continue to expand foreign sales of our products, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws, regulations and policies that govern the importation, distribution and sale of foreign-made products.  While transactions with our licensees are denominated in U.S. dollars, exchange rate fluctuations can have a significant impact on the ability of our licensees to conduct successful businesses in the licensed territories.  Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or overall financial condition.

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

My Garden, Ltd., a limited partnership controlled by Clinton H. Howard who is the Company’s founder and Chairman of the Board, owned 43% of our outstanding common stock at December 31, 2009. Including this stock ownership, Mr. Howard beneficially owned 44% of our outstanding common stock at December 31, 2009.  By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

Item 1B.        Unresolved Staff Comments.

None.

Item 2.           Properties.

We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and U.S. warehousing and distribution operations.  This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $2.1 million as of December 31, 2009.  Under an agreement expiring on June 30, 2010, we lease distribution facilities in Burnaby, British Columbia to support distribution operations in Canada at an annual rental of approximately $89,000.  We are presently reviewing alternative distribution arrangements for the Canadian operation and expect to have them in place prior to the expiration of the current lease agreement.  We use our U.S. facilities for both the Nutritional Products and Medical Products business segments, while the Canadian facility is used only for the Nutritional Products business segment.  We believe these facilities are suitable and adequate in relation to our present and immediate future needs.

Item 3.           Legal Proceedings.

From time to time we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts we believe is adequate. We also believe that Associate compliance is critical to the integrity of our business; we therefore actively enforce our agreements with Associates.  As a result, we periodically become involved in Associate compliance actions and consider these actions routine and incidental to our business.  These compliance actions may from time to time involve litigation. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 4.           Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases ofEquity Securities.

Our common stock is traded on the OTC Bulletin Board.  The following reflects the range of high and low bid quotes for our common stock for each calendar quarter during each of the past two years.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

QUARTER ENDED	3/31/09	6/30/09	9/30/09	12/31/09
HIGH	$0.50	$0.42	$0.41	$0.35
LOW	0.24	0.15	0.27	0.11

QUARTER ENDED	3/31/08	6/30/08	9/30/08	12/31/08
HIGH	$1.00	$0.72	$0.70	$0.70
LOW	0.59	0.49	0.45	0.26

As of March 1, 2010 there were approximately 583 holders of our common stock.  Since our inception, we have paid no dividends on our stock.  We do not anticipate that we will pay dividends in the foreseeable future.

We did not sell any of our equity securities that were not registered under the Securities Act of 1933 during 2009.  We also did not repurchase any of our equity securities during the fourth quarter of 2009.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Earnings Data:
Net sales	$24,925	$30,409	$27,029	$21,697	$19,361
Earnings (loss) before income taxes	(324)	2,677	2,689	714	619
Net earnings (loss)	(335)	1,616	1,692	436	592
Net earnings (loss) per common share – diluted	(0.02)	0.07	0.08	0.02	0.03
Balance Sheet Data:
Cash and cash equivalents	3,972	4,973	6,369	3,220	1,698
Working capital	4,676	5,275	3,539	1,935	1,140
Total assets	18,613	19,766	19,158	13,639	12,811
Long-term obligations	2,052	2,196	2,332	2,924	3,106
Shareholders' equity	9,219	9,387	7,578	5,607	5,021

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

•
Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products; (ii) fitness products; and (iii) skin care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In certain markets, principally in the U.S. and Canada, we distribute Nutritional Products directly through a network of independent Associates. In certain international markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who for the most part, distribute our products through an independent Associate network in the licensed territory.

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

Net sales.              Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2009		2008		2007
			(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$12,839	51%	$18,375	60%	$15,632	58%
Associate network	5,940	24%	5,686	19%	6,891	25%
	18,779	75%	24,061	79%	22,523	83%
Medical Products	6,146	25%	6,348	21%	4,506	17%
	$24,925	100%	$30,409	100%	$27,029	100%

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

Our principal licensee is CCI.  In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including mainly Russia and countries in Eastern Europe.  CCI accounted for 97%, 97% and 96% of licensee net sales in 2009, 2008 and 2007, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.

The decline in net sales through the Licensee channel is attributable to a decline in sales to CCI.  This is discussed further below under the caption “Results of Operations – 2009 Compared with 2008 – Net sales.”

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

The following table sets forth the Associate network net sales by geographic region as a percentage of total Associate network net sales for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
U.S.	82%	80%	80%
Canada	18	20	20
	100%	100%	100%

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

Since 2004, a medical/surgical dealer, which distributes our products and provides services to the long-term care market, has significantly expanded its business and, as a result, increased its purchases of our Medical Products.  This dealer accounted for 62%, 64% and 57% of Medical Products net sales in 2009, 2008 and 2007, respectively.

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

Distributor Commissions.             We pay sales incentives to Associates that are calculated in accordance with our Associate compensation plan.  A portion of these sales incentives are rebates and, accordingly, are recorded as a reduction of sales.  Associates earn rebates based on their personal monthly sales and the level at which they qualify under the Associate compensation plan.

Most sales incentives paid to Associates are classified as distributor commissions.  These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization, and Associates can qualify to receive additional commissions as sales in their organizations expand.  Most commissions are paid to Associates monthly.

In September 2009, we adopted a new Associate compensation plan by which all of our Associates are now compensated.  We do not expect this new compensation plan to materially change total sales incentives paid to Associates. However, we do expect the portion of sales incentives classified as rebates to decrease and the portion of sales incentives classified as distributor commissions to increase.  Under the former compensation plan, distributor commissions averaged approximately 33% to 35% of net sales in this distribution channel.  Under the new compensation plan, we expect distributor commission to average approximately 38% to 40% of net sales.

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

Critical Accounting Polices and Estimates

Our consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). Our significant accounting policies are described in Note B to the consolidated financial statements included elsewhere in this report. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.  Those estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. Critical accounting policies and estimates are defined as both those that are material to the portrayal of our financial condition and results of operations and that require management’s most subjective judgments.  We believe our most critical accounting policies and estimates are as described in this section.

Revenue Recognition.              We recognize revenue at the point products are shipped, which is the point the risks and rewards of ownership pass to the customer.  Under the terms of our license agreements, our licensees are required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and allow two to three months for delivery.  In addition, under our agreement with CCI, we segregate and store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account; however, we do not recognize revenue until the products are shipped.  Deposits and payments received for unshipped products are recorded as deferred revenue.  Amounts billed to customers for shipping and handling are classified as sales.  Also, sales are recorded net of the rebate portion of sales incentives paid to Associates.

Intangible Assets.              We review the carrying value of our goodwill and other intangible assets at the end of each year and at other times if events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of these cash flows and fair value, however, could affect the evaluation.

Income Taxes.              The process by which we calculate income taxes in each of the jurisdictions in which we operate involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. Based on our estimates of the expected future tax consequences related to these differences, we record deferred tax assets and liabilities in our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

Effective January 1, 2007, we adopted a new accounting standard that clarified the required accounting for uncertainty in income tax positions. In accordance with this standard, we recognize in our financial statements the impact of a tax position if that position is “more likely than not” to be sustained on audit, based on the technical merits of the position. This standard also provided guidance on the measurement, derecognition, classification and disclosure of tax positions in the financial statements.

Actual income taxes could differ significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities.  These differences could have an impact on the income tax provision and operating results in the period in which such determination is made.

Share-based Payments.             We recognize share-based compensation expense based on the fair value of share-based awards.  Share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award.  The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. Expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future.  We recognized share-based compensation expense of approximately $139,000, $122,000 and $72,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2009		2008	2007
Net sales	100.0%		100.0%	100.0%
Cost of sales	48.6		49.0	44.9
Gross profit	51.4		51.0	55.1

Operating expenses:
General and administrative	40.4		32.9	33.8
Distributor commissions	10.0		7.6	9.3
Depreciation and amortization	1.6		1.1	1.3
Total operating expenses	52.0		41.6	44.4
Operating profit (loss)	(0.6)		9.4	10.7

Interest expense	0.7		0.6	0.7
Earnings (loss) before income taxes	(1.3)		8.8	10.0
Income tax expense (benefit)	-		3.5	3.7
Net earnings (loss)	(1.3	) %	5.3%	6.3%

2009 Compared with 2008

Net sales.             Net sales for the year ended December 31, 2009 were $24,925,000 compared with net sales for the prior year of $30,409,000, a decrease of $5,484,000 or 18%.  This decrease was due to decreases of $5,282,000 and $202,000 in net sales of Nutritional Products and Medical Products, respectively.  While net sales of Nutritional Products to our Associate Network increased $254,000, net sales of Nutritional Products to our licensees declined $5,536,000.  The decline in net sales to licensees is the main reason we reported a net loss in 2009.

The decline in net sales to our licensees of $5,536,000 primarily resulted from a decline in sales to CCI.  Net sales to CCI decreased $5,322,000, or 30%, in 2009 compared with 2008.  This decline is attributable to a decline in CCI’s sales to its independent Associates during this period, which were negatively affected by the global economic recession that began in late 2008.  After several years of increasing purchases of our products to build inventory in support of rapid growth, CCI was forced to significantly reduce its purchases from us in 2009 to appropriately align its inventories with the reduced sales volumes.

Net sales through the Associate network channel increased $254,000, or 4%, during 2009 compared with 2008.  This increase is primarily attributable to an increase in the rate of sponsorship of new Associates by the current Associate network in the U.S. market.  While we believe the marketing initiatives and other actions we have undertaken led to this increase in the sponsorship of new Associates, we can give no assurance that the number of active Associates will continue to increase.

The decline in net sales of Medical Products of $202,000 resulted from decreased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products and provides services to the long-term care market, decreased $236,000 during 2009 compared with 2008.  We attribute the decline in sales to efforts by this distributor to align inventory with projected demand.

Cost of sales.              Cost of sales for the year ended December 31, 2009 was $12,123,000 compared with cost of sales in the prior year of $14,915,000, a decrease of $2,792,000 or 19%.  As a percentage of net sales, cost of sales was 49% in 2009 and 2008.

General and administrative.             General and administrative expenses for the year ended December 31, 2009, were $10,061,000 compared with 2008 expenses of $10,012,000, an increase of $49,000 or less than one-half of one percent.  As a percentage of net sales, general and administrative expenses increased to 40% in 2009 compared with 33% in 2008.  During 2009, we had increases in marketing, operations and information technology expenses related to initiatives undertaken to increase sales and information technology support for the Associate network and to comply with FDA-mandated GMP regulations.  These expense increases were mainly associated with wages and benefits, training, outside consulting, repairs and maintenance and software development.  These increases in general and administrative expenses were almost entirely offset by reduced employee bonuses in 2009 compared with 2008.  No employee bonuses were earned in 2009 as a result of the reported net loss.

Distributor commissions.              Distributor commissions increased in 2009 mainly as a result of the increase in sales to our Associate network.  Distributor commissions for the year ended December 31, 2009 were $2,498,000 compared with distributor commissions in 2008 of $2,294,000, an increase of $204,000 or 9%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, were 38% in 2009 compared with 35% in 2008.  This increase in distributor commissions as a percentage of commissionable sales primarily resulted from a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions expense increased.  On a consolidated basis, distributor commissions as a percentage of net sales increased to 10% in 2009 compared with 8% in 2008.

Income taxes.  We recorded income tax expense of $11,000 in 2009 even though we reported a loss before income taxes of $324,000. We recorded income tax expense in 2009 because adjustments to the statutory federal income tax rate more than offset tax benefits related to the consolidated loss before income taxes.  The most significant of these adjustments was the increase in the valuation allowance related to net operating loss carryforwards in Canada and share-based compensation expense.  In 2008, we recorded income tax expense of $1,061,000.  Our effective income tax rate for 2008 was 39.6%.

Net earnings (loss).              The loss for the year ended December 31, 2009 was $335,000, or $0.02 per diluted share, compared with net earnings in the prior year of $1,616,000, or $0.07 per diluted share.  This decrease resulted from the factors described above, mainly the decline in net sales to licensees.

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

We undertook a number of actions over a period of years in an attempt to overcome the reduced sponsorship activity among our Associate network:

•
Marketing message – We modified our marketing message to focus on our core products and their benefits, and the business opportunity and desirable lifestyle available to a successful Associate.  In addition, we developed, introduced and promoted new sponsoring systems that are simple and easy to explain to prospective Associates.

•
Product strategy – We first categorized our diverse product line into three major product groups.  We then developed and introduced new products in each product group, allowing us, in some cases, to eliminate redundant products from the product line.  We continued to develop and introduce new products to support sales in each product category.

•
Marketing materials – We developed and introduced new marketing tools in a variety of media that make it easy and simple for Associates to expose our products and business to prospective new Associates.

•	Associate compensation plan – We introduced changes to our Associate compensation plan to make it financially rewarding at all levels and to encourage sponsoring.
•
Corporate support – We significantly increased the support, including financial support, we provide to Associates who are actively engaged in sponsoring activities.  We also undertook various advertising and direct mail initiatives to attract new prospects and increase communication with existing Associates.

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

Distributor commissions.              Distributor commissions for the year ended December 31, 2008 declined as a result of the decline in sales to our Associate network.  Distributor commissions for the year ended December 31, 2008 were $2,294,000 compared with distributor commissions in 2007 of $2,523,000, a decrease of $229,000 or 9%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales were 35% in 2008 compared with 34% in 2007.  This increase in distributor commissions as a percentage of commissionable sales primarily resulted from changes made to the Associate compensation plan that became effective January 2008.  On a consolidated basis, distributor commissions as a percentage of net sales declined to 8% in 2008 compared with 9% in 2007.

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

Liquidity and Capital Resources

Historically, our principal need for funds has been for operating expenses, working capital and capital expenditures.  We have funded our cash requirements through equity financing, debt financing and cash flow from operations.  We have also used operating leases to finance the use of certain buildings and equipment required for our operations.  We require working capital primarily to fund inventory purchases and, to a lesser extent, accounts receivable balances associated with sales of our Medical Products.  We do not rely on lines of credit or other similar short-term financing arrangements to finance working capital needs.  At December 31, 2009, all of our cash and cash equivalents were maintained in accounts that were fully insured by federal government agencies.

Cash and working capital.              During the year ended December 31, 2009, we had a net decrease in cash of $1,001,000.  This compares to a net decrease in cash in 2008 of $1,395,000.  At December 31, 2009, we had working capital of $4,676,000, a $599,000 decline from working capital at December 31, 2008 of $5,275,000.  This decrease in working capital was the result of a decrease in current assets of $1,695,000 and a decrease in current liabilities of $1,096,000.  The reasons for the changes in cash and working capital are further described below.

Operating activities.             In 2009, our operating activities provided cash flows of $158,000 compared with using cash flows of $872,000 in 2008.  In 2009, net earnings (loss) adjusted for non-cash activities, mainly depreciation and amortization, share-based compensation, and deferred taxes, provided cash flows of $506,000 compared with $2,228,000 in 2008.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued operating expenses and deferred revenues.  Because net sales to licensees represent over 50% of consolidated net sales, one of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI.  In accordance with our license agreements, product orders from licensees are accompanied by a cash deposit equal to 50% of the value of the order.  These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders.  In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs.  CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account.  Accordingly, because we do not recognize a sale to CCI until products are shipped from our warehouse, there can be a significant difference in timing between the date we receive cash from CCI and the date we recognize the related gross profit in our statement of operations.  Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue.  Deposits we make with our suppliers are recorded as prepaid expenses.  Inventory held in our warehouse for CCI’s account is reported as inventory in our financial statements until it is shipped to CCI.  The $387,000 of cash provided by a decrease in inventory in 2009 was related to decreased inventory held for CCI.

Our prepaid expenses and other current assets decreased during 2009 primarily as a result of the release of a $500,000 in certificate of deposit that was used to collateralize a line of credit arrangement.   The $500,000 bank line of credit matured in October 2009 and was not renewed.

Investing activities.              During 2009, we used cash of $1,135,000 to purchase property and equipment.  Of this amount, approximately $930,000 was used to upgrade our network marketing computer software.  This upgrade was substantially completed by December 31, 2009.

Financing activities.             During 2009, financing activities used net cash flows of $143,000, which mainly related to repayment of long-term debt.  As described above, we did not renew our $500,000 line of credit upon maturity in October 2009.

General liquidity and cash flows.             We believe that our working capital requirements can be met through available cash and cash generated from operating activities for the foreseeable future; however, an overall  decrease in demand for our products could adversely affect our liquidity.  In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings, other types of debt or equity financings.  We can give no assurance, however, that we would be able to obtain any outside financing or obtain financing on terms we would find acceptable.

We have no plans or requirements for any significant capital expenditures during the next 12 months.

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2009:

	Payments Due by Period (000’s)
Contractual Obligations	Total	2010	2011 - 2012	2013 - 2014	2015 and Beyond
Long-term debt	$2,052	$156	$351	$409	$1,136
Operating leases	377	182	188	7	-
Purchase obligations (1)	3,727	3,727	-	-	-
Employment agreements	3,138	1,506	1,459	173	-

(1) Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.  These purchase orders are primarily related to the purchase of inventory.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.

Inflation

We do not believe that inflation has had a material impact on our operating results.  Substantial increases in costs, however, could have an impact on us and the industries in which we operate.  We believe that, to the extent inflation affects our costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.

Recent Accounting Pronouncements

See Note B to the consolidated financial statements included elsewhere in this report for information regarding recent accounting pronouncements.

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

Foreign exchange.              We have foreign-based operations in Canada which accounted for 4% of 2009 net sales.  From time to time, we make advances to our Canadian subsidiary denominated in U.S. dollars, exposing the Canadian subsidiary to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances to our Canadian subsidiary of approximately $710,000 at December 31, 2009, a 10% adverse change in the currency rate would reduce earnings before tax by approximately $71,000.

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

Item 8.          Financial Statements and Supplementary Data.

The financial statements and supplementary data are listed in the Index to Financial Statements on Page F-1 of this report.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 17, 2010, pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report, and certain information included in such proxy statement is incorporated herein by reference. Only those sections of the proxy statement that specifically address the items set forth herein are incorporated by reference.

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

Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, L.L.P.

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules.  None.

(a)(3)     Exhibits.  The following exhibits are filed as part of this report:

Ex. No.	Description

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Amendment No. 1 to Bylaws (6)

4.1	Specimen copy of Certificate for Common Stock (2)

4.2	The 2003 Stock Incentive Plan (4)

4.3	The 2006 Stock Incentive Plan(11)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Lease Agreement dated August 23, 1994, by and between Royal BodyCare Canada, Inc. (f/k/a Pure Life International Products, Inc.) and Mott Electric Motor Repair Ltd.(10)

10.4	Purchase and Sale Agreement, dated as of August 21, 2000, between CIIF Associates II Limited Partnership and Royal BodyCare, Inc.(3)

10.5	Mortgage Note, dated March 15, 2001, in the principal amount of $3,000,000, executed by Royal BodyCare, Inc. and Clinton H. Howard in favor of Allstate Life Insurance Company(13)

10.6
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 16, 2001, between Royal BodyCare, Inc., as Trustor, Robin R. Green, as Trustee and Allstate Life Insurance Company, as Beneficiary(13)

10.7	Employment Agreement, dated November 20, 2003, between Royal BodyCare, Inc. and Clinton H. Howard (7)

10.8	Exclusive Distributorship Agreement, dated as of July 14, 2004, between Royal BodyCare, Inc. and Coral Club International, Inc.(9)

10.9	Agreement to Renew Lease dated May 26, 2005, by and between Royal BodyCare Canada, Inc. and Mott Electric Motor Repair Ltd.(10)

10.10	Line of Credit Promissory Note, dated November 1, 2007, in the principal amount of $500,000, executed by RBC Life Sciences, Inc. in favor of Independent Bank of Texas (12)

10.11	Business Loan Agreement, dated November 1, 2007, between RBC Life Sciences, Inc. and Independent Bank of Texas, associated with $500,000 Line of Credit Promissory Note (12)

10.12	Line of Credit Promissory Note, dated October 22 2008, in the principal amount of $500,000, executed by RBC Life Sciences, Inc. in favor of Independent Bank of Texas (13)

10.13	Amended and Restated Employment Agreement, executed December 31, 2008, between RBC Life Sciences, Inc. and John W. Price (13)

10.14	Employment Agreement, executed December 11, 2009 to be effective January 1, 2010, between RBC Life Sciences, Inc. and Steven E. Brown *

10.15	Employment Agreement, executed December 22, 2009 to be effective January 1, 2010, between RBC Life Sciences, Inc. and Kenneth L. Sabot *

14.1	Code of Ethics(8)

21.1	List of company subsidiaries*

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference *

23.2	Consent of Gardere Wynne Sewell LLP, legal counsel (5)

24.1	Power of Attorney (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(2) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000
(4) Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(5) Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003
(6) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(7) Incorporated by reference to the Current Report on Form 8-K filed December 3, 2003
(8) Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004
(9) Incorporated by reference to the Current Report on Form 8-K filed July 27, 2004
(10) Incorporated by reference to the Current Report on Form 8-K filed June 1, 2005
(11)  Incorporated by reference to the registration statement filed on Form S-8 filed December 22, 2006
(12)  Incorporated by reference to the Annual Report on Form 10-K filed March 18, 2008
(13)  Incorporated by reference to the Annual Report on Form 10-K filed March 13, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC LIFE SCIENCES, INC.,
a Nevada corporation

Date: March 11, 2010	By:	/s/ John W. Price
John W. Price, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Price	Director, President and
John W. Price	Chief Executive Officer
	(principal executive officer)	March 11, 2010

/s/ Steven E. Brown	Director, Vice President-Finance and
Steven E. Brown	Chief Financial Officer
(principal financial and accounting
	officer)	March 11, 2010

/s/ Clinton H. Howard	Chairman of the Board of Directors	March 11, 2010
Clinton H. Howard

/s/ Kenneth L. Sabot	Director and Senior Vice President-
Kenneth L. Sabot	Operations	March 11, 2010

/s/ Paul R. Miller	Director and President-
Paul R. Miller	MPM Medical, Inc.	March 11, 2010

/s/ Robert A. Kaiser	Director	March 11, 2010
Robert A. Kaiser

/s/ Joseph. P. Philipp	Director	March 11, 2010
Joseph P. Philipp

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RBC Life Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

LANE GORMAN TRUBITT, L.L.P.

Dallas, Texas
March 11, 2010

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$3,972,111	$4,973,405
Accounts receivable, net of allowance for doubtful accounts of $28,030 and $36,573, respectively	576,125	465,311
Inventories	5,344,259	5,706,613
Deferred income taxes	449,254	405,286
Prepaid expenses and other current assets	888,303	1,374,805

Total current assets	11,230,052	12,925,420

Property and equipment, net of accumulated depreciation	5,037,890	4,330,451

Goodwill, net of accumulated amortization	2,271,977	2,197,082

Other intangible assets, net of accumulated amortization	61,808	109,347

Other assets	10,897	203,816

	$18,612,624	$19,766,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable, trade	$1,803,997	$1,961,579
Accrued liabilities	925,060	1,266,167
Current maturities of long-term obligations	155,994	144,397
Deferred revenue	3,668,907	4,278,503

Total current liabilities	6,553,958	7,650,646

Long-term obligations, less current maturities	1,896,077	2,052,071

Deferred income taxes	943,235	676,495

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.10 par value; authorized 20,000,000 shares; none outstanding	-	-
Common stock, $.001 par value; authorized 50,000,000 shares; 21,921,934 and 21,915,004 shares issued and outstanding in 2009 and 2008, respectively	21,922	21,915
Additional paid-in capital	13,504,874	13,364,308
Accumulated deficit	(4,439,094)	(4,104,241)
Accumulated other comprehensive income	131,652	104,922
	9,219,354	9,386,904

	$18,612,624	$19,766,116

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2009	2008	2007

Net sales	$24,924,581	$30,409,293	$27,028,529
Cost of sales	12,122,702	14,914,840	12,129,963

Gross profit	12,801,879	15,494,453	14,898,566

Operating expenses
General and administrative	10,061,487	10,012,438	9,142,624
Distributor commissions	2,497,651	2,293,841	2,522,978
Depreciation and amortization	402,358	336,522	334,445

Total operating expenses	12,961,496	12,642,801	12,000,047

Operating profit (loss)	(159,617)	2,851,652	2,898,519

Interest expense	164,236	175,055	209,770

Earnings (loss) before income taxes	(323,853)	2,676,597	2,688,749

Income tax expense	11,000	1,060,837	996,500

Net earnings (loss)	$(334,853)	$1,615,760	$1,692,249

Basic earnings (loss) per share	$(0.02)	$0.08	$0.08

Basic weighted average shares outstanding	21,920,779	21,464,832	20,396,420

Diluted earnings (loss) per share	$(0.02)	$0.07	$0.08

Diluted weighted average shares outstanding	21,920,779	22,838,858	22,206,382

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2007	20,188,294	$20,188	$12,916,035	$(7,412,250)	$83,028	$5,607,001

Comprehensive income
Net earnings	-	-	-	1,692,249	-	1,692,249
Foreign currency translation adjustment	-	-	-	-	108,052	108,052
Total comprehensive income						1,800,301

Exercise of common stock options	675,430	676	97,874	-	-	98,550

Share-based compensation	-	-	72,273	-	-	72,273

Balance at December 31, 2007	20,863,724	20,864	13,086,182	(5,720,001)	191,080	7,578,125

Comprehensive income (loss)
Net earnings	-	-	-	1,615,760	-	1,615,760
Foreign currency translation adjustment	-	-	-	-	(86,158)	(86,158)
Total comprehensive income						1,529,602

Exercise of common stock options	1,051,280	1,051	156,549	-	-	157,600

Share-based compensation	-	-	121,577	-	-	121,577

Balance at December 31, 2008	21,915,004	21,915	13,364,308	(4,104,241)	104,922	9,386,904

Comprehensive income (loss)
Net loss	-	-	-	(334,853)	-	(334,853)
Foreign currency translation adjustment	-	-	-	-	26,730	26,730
Total comprehensive loss						(308,123)

Exercise of common stock options	6,930	7	1,448	-	-	1,455

Share-based compensation	-	-	139,118	-	-	139,118

Balance at December 31, 2009	21,921,934	$21,922	$13,504,874	$(4,439,094)	$131,652	$9,219,354

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2009	2008	2007

Cash flows from operating activities
Net earnings (loss)	$(334,853)	$1,615,760	$1,692,249

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	455,603	373,811	362,809
Losses on disposition of assets and write off of note receivable	23,504	-	536,069
Deferred income taxes	222,772	117,339	(104,260)
Share-based compensation	139,118	121,577	72,273
Change in operating assets and liabilities
Accounts receivable	(111,076)	222,194	(355,671)
Inventories	386,558	(1,011,530)	(2,055,759)
Prepaid expenses and other current assets	499,473	(1,081,026)	194,775
Other assets	-	(7,417)	(4,591)
Accounts payable, trade	(161,422)	37,475	1,076,737
Accrued liabilities	(351,129)	(1,215,469)	1,291,382
Deferred revenue	(610,228)	(44,813)	1,819,678

Net cash provided by (used in) operating activities	158,320	(872,099)	4,525,691

Cash flows from investing activities
Purchase of property and equipment	(1,134,752)	(590,907)	(827,884)
Proceeds from insurance policy	194,278	-	-

Net cash used in investing activities	(940,474)	(590,907)	(827,884)

Cash flows from financing activities
Exercise of common stock options	1,455	157,600	98,550
Payments of long-term debt	(144,397)	(135,428)	(566,703)
Net payments against lines of credit	-	-	(100,000)

Net cash provided by (used in) financing activities	(142,942)	22,172	(568,153)

Effect of exchange rate changes on cash flows	(76,198)	45,354	19,728

Net increase (decrease) in cash	(1,001,294)	(1,395,480)	3,149,382

Cash and cash equivalents at beginning of year	4,973,405	6,368,885	3,219,503

Cash and cash equivalents at end of year	$3,972,111	$4,973,405	$6,368,885

Supplemental cash flow disclosures
Interest paid	$165,169	$175,934	$212,662
Income taxes paid	69,621	2,181,912	45,947

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE A – NATURE OF OPERATIONS AND ORGANIZATION

RBC Life Sciences, Inc. (along with its subsidiaries, sometimes hereinafter referred to collectively as “RBC” or the “Company”) is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S. and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

RBC also markets its Nutritional Products in certain international markets through license arrangements.  The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute these products through an independent distributor network in a licensed territory.  Under these arrangements, the independent distributor network in a licensed territory is compensated by the licensee in accordance with a compensation plan similar to the one used by RBC for its Associates in North America.

In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) under the MPM Medical brand name through a U.S. subsidiary.  Medical Products are primarily distributed in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.  Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reporting - The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, RBC Life Sciences USA, Inc., RBC Life Sciences Canada, Inc., RBC Life Sciences Korea Co., Ltd. and MPM Medical, Inc.  All significant intercompany accounts and transactions have been eliminated.  Subsequent events were evaluated through the issuance date of the financial statements.

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time.  At December 31, 2009 and 2008, $6,000 and $62,000 were held in a Canadian bank, respectively.  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

December 31, 2009, 2008 and 2007

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

Intangible Assets and Amortization - Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets with finite lives are amortized over their useful lives.  At December 31, 2009, the Company’s intangible assets with finite lives consisted of copyrights, trademarks, other registrations and other intangibles, which are amortized over an average life of 19 years.  At December 31, 2008, the Company’s intangible assets with finite lives consisted of distribution contracts; copyrights, trademarks and other registrations; and other intangibles, which were amortized over average lives of eight, 19 and 11 years, respectively.

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

Revenue Recognition and Deferred Revenue - Sales are recorded when products are shipped, which is the point the risks and rewards of ownership pass to the customer. Sales include amounts billed to customers for shipping and handling and are recorded net of sales taxes.  Payments received for unshipped products are recorded as “deferred revenue.”  The Company generally requires  a cash  or credit card payment at the point of sale for Nutritional Products sold to its Associates.  With regard to orders received from its third-party licensees, the Company generally requires the licensee to make a cash deposit equal to 50% of the order at the time an order is placed, and to pay the remaining 50% when the Company is ready to ship products in fulfillment of the order.

The Company’s agreements with its third-party licensees generally provide that licensees pay to the Company a monthly royalty, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements.  Royalties paid by licensees are recorded as sales and amounted to $2,427,000, $2,638,000 and $2,039,000 in 2009, 2008 and 2007, respectively.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan.  These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization.  Most commissions are paid to Associates monthly.  Sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense.  Associates can earn rebates if the amount of their personal monthly sales exceeds a threshold amount set forth under the Associate compensation plan.  In September 2009, the Company adopted changes to its Associate compensation plan, which had the effect of reducing the portion of Associate incentives that are classified as rebates while increasing the portion of Associate incentives that are classified as distributor commission expense.  Associate rebates recorded as a reduction of sales were $609,000, $884,000 and $619,000 in 2009, 2008 and 2007, respectively.

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

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At December 31, 2009, fair value of fixed-rate long-term debt was $2,139,000, which was $87,000 above the carrying value of $2,052,000.  At December 31, 2008, fair value of fixed-rate long-term debt was $2,386,000, which was $190,000 above the carrying value of $2,196,000.

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

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Product Return Policy – Up to one year from the date of purchase, Nutritional Products that are unused and resalable may be returned by an Associate for a refund equal to 100% of the sales price to the Associate less a 10% restocking fee and commissions paid. Return of product by an Associate, other than product damaged at the time of receipt, constitutes potential cancellation of the distributorship. Generally, unused Medical Products may be returned up to six months from date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned products damaged during shipment are replaced by the Company.  Nutritional Products purchased by licensees may not be returned to the Company for a refund except in the case of a product defect.

Advertising - Advertising expense is charged to operations when incurred.  Advertising expenses were $100,000, $114,000 and $261,000 in 2009, 2008 and 2007, respectively.

Translation of Foreign Currencies - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as a component of other comprehensive income (loss) in shareholders' equity.  Gains and losses on foreign currency transactions are included in the consolidated statements of earnings.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the U.S. are included in comprehensive income (loss) but are excluded from net earnings (loss) as the amounts are recorded directly as an adjustment to shareholders’ equity.  The Company’s other comprehensive income (loss) is attributed to translation gains or losses of foreign currencies.

Share-Based Payment – The Company recognizes share-based compensation expense based on the fair value of share-based awards.  Share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, risk-free interest rate and expected life.

Recent Accounting Pronouncements – In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, later codified in Accounting Standards Codification (“ASC”) 855, Subsequent Events (“ASC 855”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. These requirements were effective for interim and annual periods ending after June 15, 2009, and their adoption did not have a material impact on our consolidated financial statements. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2009-10, “Amendments to Certain Recognition and Disclosure Requirements.” which removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated to alleviate potential conflicts with current SEC guidance.  In accordance with this standard, SEC filers are required to evaluate subsequent events through the date that the financial statements are issued.  We adopted this standard upon issuance with no material impact to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168, which is now codified in ASC 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the U.S. (“US GAAP”). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative US GAAP for SEC registrants. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The adoption of this standard did not impact the Company’s consolidated financial statements other than changing references to US GAAP to the applicable ASC topic.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In June 2009, the FASB issued a new standard relating to the accounting for transfers of financial assets. The new standard, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into the ASC in December 2009 through the issuance of ASU 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 was adopted into the ASC in December 2009 through the issuance ASU 2009-17. The new standard requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This standard is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Reclassifications – Certain prior year balances have been reclassified to conform to the current year presentation.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2009 and 2008, accounts receivable consist of the following:
	2009	2008
Accounts receivable
Trade	$600,363	$495,164
Other	3,792	6,720
Total	604,155	501,884
Less allowance for doubtful accounts	28,030	36,573
Net accounts receivable	$576,125	$465,311

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Beginning balance	$36,573	$34,169
Bad debt provision	4,066	5,706
Accounts written off	(12,609)	(3,302)
Ending balance	$28,030	$36,573

NOTE D – INVENTORIES

At December 31, 2009 and 2008, inventories consist of the following:

	2009	2008
Raw materials and bulk products	$403,616	$384,376
Packaging materials	488,545	584,842
Finished goods	4,452,098	4,737,395
	$5,344,259	$5,706,613

NOTE E – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2009 and 2008, prepaid expenses and other current assets consist of the following:

	2009	2008
Advance payments to suppliers	$177,415	$415,699
Prepaid income taxes	453,177	172,824
Certificates of deposit – restricted	81,252	569,445
Prepaid insurance and other	176,459	216,837
Total	$888,303	$1,374,805

At December 31, 2009 and 2008, the Company held certificates of deposit in the amount of $81,252 and $69,445, respectively, which were pledged to secure surety bonds.  At December 31, 2008, the Company held a certificate of deposit in the amount of $500,000 that was pledged as collateral to secure a $500,000 bank line of credit, which matured in October 2009.  This line of credit arrangement was not renewed upon maturity and, accordingly, the collateral was released.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consist of the following:

	2009	2008
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,314,849	1,625,205
Warehouse equipment	286,731	367,285
Automotive equipment	15,228	55,392
Leasehold improvements	20,894	17,858
	6,161,130	5,589,168
Less accumulated depreciation and amortization	2,264,413	2,399,890
	3,896,717	3,189,278
Land	1,141,173	1,141,173
	$5,037,890	$4,330,451

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.

Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2007	$3,443,512	$(1,141,286)
Currency translation adjustment	(205,170)	100,026
Balance, December 31, 2008	3,238,342	(1,041,260)
Currency translation adjustment	146,145	(71,250)
Balance, December 31, 2009	$3,384,487	$(1,112,510)

At December 31, 2009 and 2008, other intangible assets consist of the following:

	December 31, 2009			December 31, 2008
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Average Life (years)	Gross Carrying Value	Accumulated Amortization

Distribution contracts	-	$-	$-	8	$277,369	$(244,536)
Copyrights,
trademarks and
other registrations	19	99,100	(44,264)	19	99,100	(38,979)
Other	19	12,600	(5,628)	11	47,600	(31,207)
		$111,700	$(49,892)		$424,069	$(314,722)

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS – continued

Amortization expense related to other intangible assets totaled approximately $24,000 and $42,000 for the years ended December 31, 2009 and 2008, respectively.  In addition, during the fourth quarter of 2009, the Company determined that certain distribution contracts no longer retained any value since they pertained to markets in which the Company no longer has operations.  Accordingly, the Company recorded a charge of approximately $23,500 to write off the unamortized carrying value of these assets.  The aggregate estimated amortization expense for other intangible assets remaining as of December 31, 2009 is as follows:

2010	$5,957
2011	5,957
2012	5,957
2013	5,957
2014	5,957
Thereafter	32,023
$61,808

NOTE H – ACCRUED LIABILITIES

At December 31, 2009 and 2008, accrued liabilities consist of the following:

	2009	2008
Distributor commissions	$317,562	$297,570
Salaries and wages	436,916	798,913
Sales and property taxes	40,684	32,759
Interest	13,253	14,186
Other	116,645	122,739
Total	$925,060	$1,266,167

NOTE I – LINE OF CREDIT

The Company maintained a $500,000 bank line of credit that matured in October 2009.  This line of credit was not renewed upon maturity.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE J – LONG-TERM OBLIGATIONS

At December 31, 2009 and 2008, long-term obligations consist of the following:

	2009	2008
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$2,052,071	$2,196,468

Less – current maturities	155,994	144,397
	$1,896,077	$2,052,071

Long-term obligation payments payable in the next five years are as follows:

December 31,
2010	$155,994
2011	168,522
2012	182,056
2013	196,678
2014	212,474
Thereafter	1,136,347
$2,052,071

NOTE K – SHARE-BASED COMPENSATION

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

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE K – SHARE-BASED COMPENSATION - continued

Stock Option Accounting

The Company recognizes share-based compensation expense based on the fair value of share-based awards as estimated at the grant date.  Share-based compensation expense for 2009, 2008 and 2007 was approximately $139,000, $122,000 and $72,000, respectively, and is classified as a general and administrative expense.  Tax benefits related to this expense were immaterial because virtually all share-based compensation resulted from grants of ISOs.  No tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.  The Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no material excess tax benefits in 2009, 2008 or 2007.

Fair Value

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007

Weighted average expected life (years)	7.2	8.6	8.7
Risk-free interest rate	2.70%	2.95%	4.29%
Expected volatility	113.05%	128.07%	136.79%
Expected dividend yield	0.0%	0.0%	0.0%

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

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE K – SHARE-BASED COMPENSATION - continued

Stock Option Activity

A summary of stock option activity for the three years ended December 31, 2009 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2007	3,757,150	$0.22
Granted	512,950	0.80
Exercised	(675,430)	0.15
Forfeited/Canceled	(99,720)	0.17

Outstanding on December 31, 2007	3,494,950	0.32
Granted	420,650	0.58
Exercised	(1,051,280)	0.15
Forfeited/Canceled	(571,435)	0.23

Outstanding on December 31, 2008	2,292,885	0.46
Granted	401,885	0.44
Exercised	(6,930)	0.21
Forfeited/Canceled	(557,400)	0.67

Outstanding on December 31, 2009	2,130,440	$0.40	4.9	$61,803

Exercisable on December 31, 2009	1,258,690	$0.28	4.1	$61,491

A summary of the status of the Company’s non-vested stock options as of December 31, 2009, and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share

Non-vested stock options January 1, 2009	819,075	$0.60
Non-vested stock options granted	375,000	0.40
Vested stock options	(207,930)	0.54
Forfeited stock options	(114,395)	0.41
Non-vested stock options at December 31, 2009	871,750	0.55

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE K – SHARE-BASED COMPENSATION - continued

Additional information related to stock options granted, vested and exercised for the three years ended December 31, 2009 is a follows:

	Year Ended December 31,
	2009	2008	2007

Grant date fair value of stock options granted	$153,276	$226,230	$394,779
Grant date fair value of stock options vested	116,206	120,350	112,507
Intrinsic value of stock options exercised	1,178	611,190	481,030

As of December 31, 2009, there was approximately $432,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 3.0 years.

NOTE L – INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal income tax expense (benefit) at statutory rate	$(110,110)	$910,043	$914,175

State income taxes, net of federal benefit	13,582	5,559	(3,309)
Share-based compensation	44,060	38,296	21,554
Effect of foreign operations, net of foreign tax credits	(10,023)	(17,130)	(6,775)
Change in valuation allowance	135,733	65,504	69,284
Other, net	(62,242)	58,565	1,571
Income tax expense	$11,000	$1,060,837	$996,500

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE L – INCOME TAXES - continued

Deferred tax assets and liabilities at December 31, 2009 and 2008 are comprised of the following:

	December 31,
	2009	2008
Deferred tax assets related to:
Inventories	$391,524	$361,791
Accounts receivable and other assets	9,811	11,051
Accrued liabilities	75,685	44,964
Tax loss and tax credit carryforwards	318,479	206,477
Other	7,490	5,478
	802,989	629,761
Valuation allowance	(318,721)	(182,988)
Net deferred tax assets	484,268	446,773

Deferred tax liabilities related to:
Property and equipment	(485,857)	(298,517)
Intangible assets	(492,392)	(419,465)
Deferred tax liabilities	(978,249)	(717,982)
Net deferred tax liabilities	$(493,981)	$(271,209)

Net current deferred tax assets	$449,254	$405,286
Net long-term deferred tax liabilities	(943,235)	(676,495)
	$(493,981)	$(271,209)

The Company’s valuation allowance relates to deferred tax assets of its Canadian subsidiary.  This valuation allowance was increased approximately $136,000 during 2009 as it was determined more likely than not that the related deferred tax assets will not be realized.

The Company adopted the provisions of a new FASB standard related to uncertain tax positions on January 1, 2007.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.  At December 31, 2009 and 2008, the Company had no unrecognized tax benefits. The Company’s policy is to record any interest and penalties related to gross unrecognized tax benefits within its provision for income taxes.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. state jurisdictions and in Canada on a federal basis; the most significant taxing jurisdiction is the U.S. federal jurisdiction.  The Company’s 2006, 2007 and 2008 tax years remain subject to examination by the IRS for U.S. federal tax purposes.  As of December 31, 2009, there were no examinations by any taxing jurisdiction in progress.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE L – INCOME TAXES - continued

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$(211,772)	$943,498	$1,100,760
Foreign	-	-	-
Deferred
Federal	222,772	117,339	(104,260)
Foreign	-	-	-
Income tax expense	$11,000	$1,060,837	$996,500

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2011.  Rental expense under non-cancelable operating leases totaled $266,000, $232,000 and $198,000 in 2009, 2008 and 2007, respectively.  Future minimum payments under non-cancelable operating leases are as follows:

December 31,
2010	$182,234
2011	112,882
2012	75,224
2013	6,500
$376,840

Employee Arrangements

In December 2009, the Company entered into employment agreements with five of its key executives, replacing employment agreements that expired December 31, 2009.  An employment agreement that expired February 18, 2010 was not renewed.  Four of the December 2009 employment agreements were for one-year terms ending on December 31, 2010; one December 2009 employment agreement was for a three-year term expiring December 31, 2012.  The three-year agreement automatically renews for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term.  The December 2009 agreements provide that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary, in addition to other compensation due under the terms of the agreement.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE M – COMMITMENTS AND CONTINGENCIES – continued

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

In accordance with the terms of the employment agreement between the Company and its former CEO, the former CEO will receive a percentage of his base salary for consulting services for a period of five years following the date of his retirement, which was December 31, 2008.

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization.  This plan covers employees in the U.S. who are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes discretionary matching contributions equal to 10% of the employees’ contributions.  Total matching contributions made by the Company during 2009, 2008 and 2007 were approximately $22,000, $22,000 and $17,000, respectively.

Litigation

The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

NOTE N – SOUTH KOREA OPERATIONS

On October 31, 2006, the Company completed a restructuring of its South Korea operations through the sale of all of the capital stock of its wholly owned subsidiary, RBC Korea, to a private South Korean corporation, Merry Key.  Merry Key was wholly owned by the individual who was the executive in charge of the Company’s South Korean operations prior to the sale.  In connection with the sale, the Company recorded a one-time loss on disposition of assets in 2006 of approximately $170,000.

In accordance with the terms of the sale agreement, Merry Key paid the Company $100,000 in cash at closing and issued a note payable, the fair value of which was $520,000 at the date of sale.  The Company concluded that this receivable was uncollectible as of December 31, 2007 and, accordingly, recorded an aggregate write off of $516,000 during 2007.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007
NOTE O – SEGMENTS AND GEOGRAPHIC AREA

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the “RBC Life” brand name through subsidiaries in the U.S. and Canada  These  products  are distributed by a network of  independent Associates in certain markets, primarily in the U.S. and Canada, and by licensees operating in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of approximately 28 wound care products under the MPM Medical brand name through a U.S. subsidiary operating primarily in the U.S.  The wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers and pharmaceutical distributors.  Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2009
Net sales	$18,779	$6,146	$24,925
Depreciation and amortization	386	70	456
Operating profit (loss)	(504)	344	(160)
Capital expenditures	1,116	19	1,135
Total assets	15,787	2,826	18,613

Year ended December 31, 2008
Net sales	$24,061	$6,348	$30,409
Depreciation and amortization	277	97	374
Operating profit	2,523	329	2,852
Capital expenditures	560	31	591
Total assets	17,247	2,519	19,766

Year ended December 31, 2007
Net sales	$22,523	$4,506	$27,029
Depreciation and amortization	272	91	363
Operating profit	2,645	254	2,899
Capital expenditures	806	22	828
Total assets	17,309	1,849	19,158

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE O – SEGMENTS AND GEOGRAPHIC AREA – continued

Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2009, 2008 and 2007 is listed below (in thousands):

	Net Sales	Long-lived Assets
Year ended December 31, 2009
Domestic	$11,015	$6,831
Russia/Eastern Europe	12,477	-
Canada	1,071	552
All others	362	-

Totals	$24,925	$7,383

Year ended December 31, 2008
Domestic	$10,818	$6,365
Russia/Eastern Europe	17,799	-
Canada	1,115	476
All others	677	-

Totals	$30,409	$6,841

Year ended December 31, 2007
Domestic	$10,011	$6,133
Russia/Eastern Europe	14,950	-
Canada	1,382	597
South Korea	14	-
All others	672	-

Totals	$27,029	$6,730

Significant Customers

The Company recorded sales to CCI, a licensee of the Company, in the amount of $12,477,000, $17,799,000 and $14,950,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company also recorded sales to a medical/surgical dealer in the amount of $3,824,000 and $4,060,000 for the years ended December 31, 2008 and 2009, respectively.  These sales accounted for more than 10% of net sales in these years.  In no other case did a customer of the Company account for more than 10% of net sales for the years ended December 31, 2009, 2008 or 2007.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE P – EARNINGS (LOSS) PER SHARE

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Shares	Per Share
Year ended December 31, 2009
Basic loss per common share	$(334,853)	21,920,779	$(0.02)
Effect of dilutive stock options	—	-
Diluted loss per common share	$(334,853)	21,920,779	$(0.02)

Year ended December 31, 2008
Basic earnings per common share	$1,615,760	21,464,832	$0.08
Effect of dilutive stock options	—	1,374,026
Diluted earnings per common share	$1,615,760	22,838,858	$0.07

Year ended December 31, 2007
Basic earnings per common share	$1,692,249	20,396,420	$0.08
Effect of dilutive stock options	—	1,809,962
Diluted earnings per common share	$1,692,249	22,206,382	$0.08

For 2009, 2008 and 2007, the number of stock options that were outstanding but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock or were otherwise anti-dilutive, was 2,130,440, 897,180 and 400,000, respectively.

NOTE Q – RELATED PARTY TRANSACTIONS

Debt Guarantees – The Company’s Chairman of the Board has guaranteed a mortgage note of the Company.  The balance of this note was $2,052,000 at December 31, 2009.

Customer Arrangement – In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement.  In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement.  Deferred revenue associated with CCI’s account, which included (i) deposits received against purchase orders issued to the Company by CCI, (ii) payments received for products held by the Company for shipment to CCI at a later date, and (ii) the unrecognized portion of the license fee, totaled $3,645,000 and $4,221,000 at December 31, 2009 and 2008, respectively. The Company recorded sales to CCI in the amount of $12,477,000, $17,799,000 and $14,950,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Pursuant to the license agreement between CCI and the Company, CCI also paid royalties to the Company for the years ended December 31, 2009, 2008 and 2007 in the amount of $2,409,000, $2,609,000 and $2,025,000, respectively, which are included in sales.  The president of CCI beneficially owned approximately 18% of the Company’s outstanding common stock at December 31, 2009 and was a member of the Company’s Board of Directors until June 2004.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE R – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2009 and 2008 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2009:
Net sales	$6,016	$6,759	$6,487	$5,663
Gross profit	3,139	3,521	3,215	2,927
Net earnings (loss)	(171)	277	(152)	(289)
Earnings (loss) per share:
Basic	(0.01)	0.01	(0.01)	(0.01)
Diluted	(0.01)	0.01	(0.01)	(0.01)

2008:
Net sales	$6,348	$6,887	$9,925	$7,249
Gross profit	3,503	3,696	4,710	3,585
Net earnings	355	276	846	139
Earnings per share:
Basic	0.02	0.01	0.04	0.01
Diluted	0.02	0.01	0.04	0.01

Exhibit Index

Exhibit Number	Description

10.14	Employment Agreement, executed December 11, 2009 to be effective January 1, 2010, between RBC Life Sciences, Inc. and Steven E. Brown

10.15	Employment Agreement, executed December 22, 2009 to be effective January 1, 2010, between RBC Life Sciences, Inc. and Kenneth L. Sabot

21.1	List of company subsidiaries

23.1	Consent of Lane Gorman Trubitt, L.L.P., independent registered public accountants to incorporation of report by reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002