Form 10-Q
period 2010-03-31
RBC LIFE SCIENCES, INC.
filed 2010-05-13
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value per share	21,921,934 shares

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,521,153	$3,972,111
Accounts receivable, net	494,427	576,125
Inventories	5,042,540	5,344,259
Deferred income taxes	440,392	449,254
Prepaid expenses	966,951	888,303

Total current assets	10,465,463	11,230,052

Property and equipment, net	4,955,525	5,037,890

Goodwill, net	2,287,452	2,271,977

Intangible assets, net	60,319	61,808

Other assets	11,177	10,897

	$17,779,936	$18,612,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,527,712	$1,803,997
Accrued liabilities	979,577	925,060
Current maturities of long-term obligations	159,036	155,994
Deferred revenue	2,849,320	3,668,907

Total current liabilities	5,515,645	6,553,958

Long-term obligations, less current maturities	1,855,159	1,896,077

Deferred income taxes	944,084	943,235

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,921,934 shares issued and outstanding at March 31, 2010 and December 31, 2009	21,922	21,922
Additional paid-in capital	13,538,086	13,504,874
Accumulated deficit	(4,227,770)	(4,439,094)
Accumulated other comprehensive income	132,810	131,652

	9,465,048	9,219,354

	$17,779,936	$18,612,624

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,
	2010	2009

Net sales	$6,981,530	$6,015,878

Cost of sales	3,592,735	2,876,551

Gross profit	3,388,795	3,139,327

Operating expenses:
General and administrative	2,325,384	2,576,996
Distributor commissions	540,745	635,031
Depreciation and amortization	122,371	88,175
Total operating expenses	2,988,500	3,300,202

Operating profit (loss)	400,295	(160,875)

Interest expense	39,271	42,105

Earnings (loss) before income taxes	361,024	(202,980)

Provision (benefit) for income taxes	149,700	(32,000)

Net earnings (loss)	$211,324	$(170,980)

Earnings (loss) per share:
Basic	$0.01	$(0.01)
Diluted	0.01	(0.01)

Weighted average common shares outstanding:
Basic	21,921,934	21,917,314
Diluted	22,269,942	21,917,314

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,
	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$211,324	$(170,980)
Adjustment for non-cash items:
Depreciation and amortization	138,305	99,807
Stock-based compensation	33,212	34,725
Deferred income taxes	11,442	21,400
Change in operating assets and liabilities:
Accounts receivable	81,700	(62,176)
Inventories	306,197	500,212
Prepaid expenses	(76,011)	(167,026)
Accounts payable and accrued liabilities	(224,282)	(443,406)
Deferred revenue	(819,605)	1,171,032

Net cash provided by (used in) operating activities	(337,718)	983,588

Cash flows from investing activities:
Purchase of property and equipment	(53,664)	(498,203)
Proceeds from surrender of insurance policy	-	194,277

Net cash used in investing activities	(53,664)	(303,926)

Cash flows from financing activities:
Payments of long-term obligations	(37,876)	(35,061)
Proceeds from the exercise of stock options	-	1,455

Net cash used in financing activities	(37,876)	(33,606)

Effect of exchange rate changes on cash flows	(21,700)	11,245

Net increase (decrease) in cash and cash equivalents	(450,958)	657,301

Cash and cash equivalents, beginning of period	3,972,111	4,973,405

Cash and cash equivalents, end of period	$3,521,153	$5,630,706

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), previously filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the Company’s results for the interim periods have been included.  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.  Subsequent events were evaluated through the issuance date of the consolidated financial statements.

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S. and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates can be product consumers only  or they can also derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

RBC also markets its Nutritional Products in certain international markets through license arrangements.  The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute these products through an independent Associate network in the licensed territory.  Under these arrangements, the independent Associate network in a licensed territory is compensated by the licensee in accordance with a compensation plan similar to the one used by RBC for its Associates in North America.

In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) under the MPM Medical brand name through a U.S. subsidiary.  Medical Products are distributed primarily in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.  Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

Note C – Inventories:

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials and bulk products	$336,136	$403,616
Packaging materials	473,945	488,545
Finished goods	4,232,459	4,452,098
	$5,042,540	$5,344,259

Note D – Prepaid Expenses:

Prepaid expenses consist of the following:

	March 31, 2010	December 31, 2009
Advance payment to suppliers	$324,589	$177,415
Prepaid income taxes	316,538	453,177
Certificates of deposit - restricted	83,691	81,252
Prepaid insurance and other	242,133	176,459
	$966,951	$888,303

Note E – Property and Equipment:

Property and equipment consists of the following:

	March 31, 2010	December 31, 2009
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,359,868	2,314,849
Warehouse equipment	304,282	286,731
Automotive equipment	15,228	15,228
Leasehold improvements	21,521	20,894
	6,224,327	6,161,130
Less – accumulated depreciation	(2,409,975)	(2,264,413)
	3,814,352	3,896,717
Land	1,141,173	1,141,173
	$4,955,525	$5,037,890

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2009	$3,384,487	$(1,112,510)
Currency translation adjustment	30,197	(14,722)
Balance, March 31, 2010	$3,414,684	$(1,127,232)

Other intangible assets consist of the following:

		March 31, 2010		December 31, 2009
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Copyrights, trademarks and other registrations	19	$99,100	$(45,585)	$99,100	$(44,264)
Other	19	12,600	(5,796)	12,600	(5,628)
		$111,700	$(51,381)	$111,700	$(49,892)

Amortization expense related to other intangible assets totaled approximately $1,500 and $7,800 for the quarters ended March 31, 2010 and 2009, respectively  The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2010 is as follows:

Remainder of 2010	$4,468
2011	5,957
2012	5,957
2013	5,957
2014	5,957
Thereafter	32,023
Total	$60,319

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Salaries and wages	$496,914	$436,916
Distributor commissions	319,171	317,562
Sales and property taxes	39,580	40,684
Interest	13,008	13,253
Other	110,904	116,645
	$979,577	$925,060

Note H – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense for the quarters ended March 31, 2010 and 2009 was approximately $33,200 and $34,700, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31,
	2010 (1)	2009

Weighted average expected life (years)	—	9.0
Risk-free interest rate	—	2.95%
Expected volatility	—	127.79%
Expected dividend yield	—	0.0%

(1)           There were no option grants during this period.

A summary of stock option activity for the quarter ended March 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	2,130,440	$0.40
Granted	-	-
Exercised	-	-
Forfeited/canceled	(3,170)	0.32

Outstanding on March 31, 2010	2,127,270	$0.40	5.0	$124,256

Exercisable on March 31, 2010	1,325,520	$0.29	4.1	$120,700

A summary of the status of the Company’s non-vested stock options as of March 31, 2010 and changes during the three months then ended are presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2010	871,750	$0.55
Non-vested stock options granted	-	-
Vested stock options	(70,000)	0.56
Forfeited stock options	-	-
Non-vested stock options at March 31, 2010	801,750	0.55

As of March 31, 2010, there was approximately $399,000 of total unrecognized compensation cost related to stock option grants.

Note I – Long-Term Obligations and Credit Lines:

At March 31, 2010 and December 31, 2009 long-term obligations consist of the following:

	March 31, 2010	December 31, 2009

Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$2,014,195	$2,052,071

Less – current maturities	(159,036)	(155,994)

	$1,855,159	$1,896,077

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At March 31, 2010, the fair value of fixed-rate long-term debt was $2,151,000, which was $137,000 above the carrying value of $2,014,000.  At December 31, 2009, the fair value of fixed-rate long-term debt was $2,139,000, which was $87,000 above the carrying value of $2,052,000.

Note J – Segments and Geographic Area:

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the “RBC Life” brand name through subsidiaries in the U.S. and Canada.  These products are distributed by a network of independent Associates in certain markets, primarily the U.S. and Canada, and by licensees in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended March 31, 2010
Net sales	$5,414	$1,568	$6,982
Depreciation and amortization	117	21	138
Operating profit	369	31	400
Capital expenditures	54	-	54
Total assets	15,126	2,654	17,780

Quarter Ended March 31, 2009
Net sales	$4,520	$1,496	$6,016
Depreciation and amortization	79	21	100
Operating profit (loss)	(205)	44	(161)
Capital expenditures	498	-	498
Total assets	18,455	1,876	20,331

Financial information summarized geographically for the quarters ended March 31, 2010 and 2009 is listed below (in thousands):

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,599	$6,747	$2,729	$6,570
Russia/Eastern Europe	3,971	-	2,998	-
Canada	230	567	254	461
All others	182	-	35	-
Totals	$6,982	$7,314	$6,016	$7,031

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $3,971,000 and $2,998,000 during the quarters ended March 31, 2010 and 2009.  The Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $1,021,000 and $1,017,000 during the quarters ended March 31, 2010 and 2009, respectively.  These sales accounted for more than 10% of net sales in these periods.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2010 and 2009.

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Weighted Average Shares	Per Share
Quarter Ended March 31, 2010
Basic earnings per common share	$211,324	21,921,934	$0.01
Effect of dilutive stock options	-	348,008
Diluted earnings per common share	$211,324	22,269,942	$0.01

Quarter Ended March 31, 2009
Basic loss per common share	$(170,980)	21,917,314	$(0.01)
Effect of dilutive stock options	-	-
Diluted loss per common share	$(170,980)	21,917,314	$(0.01)

The number of stock options that were outstanding, but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 1,120,426 and 2,075,370 for the quarters ended March 31, 2010 and 2009, respectively.

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment.  The following table provides information regarding comprehensive income (loss):

	Quarters Ended March 31,
	2010	2009

Net earnings (loss)	$211,324	$(170,980)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,158	(7,546)
Comprehensive income (loss)	$212,482	$(178,526)

Note M – Legal Proceedings:

The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results ofOperations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2009 Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions.  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and time of future events.  We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2009 Form 10-K.  Many of these factors are beyond the Company’s ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Please consider our forward-looking statements in light of those risks as you read this report.

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2010		2009
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$4,153	60%	$3,033	50%
Associate network	1,261	18%	1,487	25%
	5,414	78%	4,520	75%
Medical Products	1,568	22%	1,496	25%
	$6,982	100%	$6,016	100%

Licensees. Our highest revenue distribution channel is the licensee channel.  In this channel we sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. For the most part, licensees are required to distribute our products in the licensed territory through network marketing. Net sales in this distribution channel are mainly dependent upon the licensee’s success in building a distribution network in the licensed territory.

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 96% and 99% of licensee net sales in the quarters ended March 31, 2010 and 2009, respectively, distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.

Net sales in this channel increased $1,120,000, or 37%, for the quarter ended March 31, 2010 compared with net sales for the same period in 2009.  This increase was mainly related to an increase in net sales to CCI.  Net sales to CCI increased $973,000, or 32%, for the quarter ended March 31, 2010 compared with net sales for the same period in 2009.  CCI’s sales in 2009 were negatively affected by the global economic recession; accordingly, it significantly reduced its purchases from us in 2009 to reduce inventory levels.  We believe that CCI completed this inventory reduction process during the fourth quarter of 2009 and, as a result, increased its shipping requests to maintain rather than reduce its inventory.  Net sales in this channel represented 60% of consolidated net sales in the first quarter of 2010, which compares to 51%, 60% and 58% for years ended December 31, 2009, 2008 and 2007, respectively.

Under our arrangement with CCI, CCI orders products from us and pays for them when we segregate them in our warehouse for CCI’s account. Once segregated, products are not subject to return except in the case of a manufacturing defect.  We store the products until CCI provides shipping instructions.  Because we do not recognize revenue until we ship products to CCI, our sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.  Backlog related to CCI’s account was $6,434,000 at March 31, 2010 compared to $7,421,000 at March 31, 2009.

Associate Network.  The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2010	2009
United States	82%	83%
Canada	18	17
	100%	100%

Net sales through the Associate network channel decreased approximately 15% during the first quarter of 2010 compared to the same period in 2009.  This decrease was primarily attributable to a decrease in the rate of sponsorship of new Associates by the current Associate network in the North American market and increased Associate attrition. Sponsorship in the first quarter of 2009 was positively affected by the activities of a group of new Associates that enrolled with the Company in late 2008.  The sponsoring activities of this group began to decline in the fourth quarter of 2009; accordingly, the rate of sponsorship in the first quarter of 2010 declined significantly. Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  During the first quarter of 2010, we undertook a number of marketing and sales initiatives in an effort to reverse these unfavorable trends.  However, no assurance can be given that these initiatives will increase the rate of sponsorship of new Associates or reduce Associate attrition.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 65% and 68% of Medical Products net sales during the quarters ended March 31, 2010 and 2009, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and related disclosures in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying footnotes. On an on-going basis, we evaluate these estimates and assumptions based on historical experience and various other factors and circumstances. Our management believes that the estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

Management believes that there have been no significant changes during the quarter ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	51.5	47.8
Gross profit	48.5	52.2
Operating expenses:
General and administrative	33.3	42.8
Distributor commissions	7.7	10.6
Depreciation and amortization	1.8	1.5
Total operating expenses	42.8	54.9
Operating profit (loss)	5.7	(2.7)
Interest expense	0.5	0.7
Earnings (loss) before income taxes	5.2	(3.4)
Provision (benefit) for income taxes	2.2	(0.6)
Net earnings (loss)	3.0%	(2.8	) %

Quarter ended March 31, 2010 compared with quarter ended March 31, 2009 (000’s except per share amounts)

Net sales. Net sales for the quarter ended March 31, 2010 were $6,982 compared with net sales for the same period in 2009 of $6,016, an increase of $966 or 16%.  The increase in net sales resulted from an $894 increase in net sales of Nutritional Products and a $72 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $1,120 while net sales of Nutritional Products to our Associate network decreased $226.

Licensees.  Net sales to our licensees increased primarily as a result of increased shipments to CCI. While sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network, sales of our products to CCI increased $973 during the first quarter of 2010 as described above under the caption Overview-Licensees.

Associate Network.  Net sales in the North American market declined approximately $226, or 15%, during the quarter ended March 31, 2010.  This decline resulted from a reduced rate of sponsorship of new Associates and increased Associate attrition as described above under the caption Overview-Associate Network.

Medical products.  The growth in net sales in this segment is related to an increase in the customer base for our wound care products.  Sales to the largest customer in this segment, which accounted for approximately 65% of Medical Products segment sales, remained almost unchanged, increasing $4 to $1,021 during the first quarter of 2010 compared to the first quarter of 2009.

Cost of sales.  Cost of sales for the quarter ended March 31, 2010 was $3,593 compared with cost of sales in the first quarter of 2009 of $2,877, an increase of $716 or 25%. As a percentage of net sales, cost of sales was 52% in the first quarter of 2010 and 48% in the first quarter of 2009. As a percentage of net sales, gross profit decreased 4% mainly because of a change in sales mix, which was weighted more toward sales to licensees in the first quarter of 2010 than it was in the first quarter of 2009. Gross profit margins for products sold to licensees are lower than gross profit margins for products sold in other channels because licensees are responsible to pay commissions and incur expenses related to product marketing and distribution in the licensed territory, in contrast to our other sales channels where we bear those expenses.

General and administrative. General and administrative expenses for the quarter ended March 31, 2010, were $2,325 compared with expenses in the first quarter of 2009 of $2,577, a decrease of $252.  As a percentage of net sales, general and administrative expenses decreased to 33% in the first quarter of 2010 compared with the 43% in the first quarter of 2009.  The decrease in general and administrative expenses in the first quarter of 2010 was attributed primarily to lower marketing and sales expenses, particularly with respect to the Associate network channel, and lower facility maintenance and repair expenses.

Distributor commissions. Distributor commissions were $541 for the quarter ended March 31, 2010 compared with distributor commissions of $635 in the first quarter of 2009, a decrease of $94 or 15%.  This decrease resulted from lower sales to the Associate network.  With regard to the Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 41% in the first quarter of 2010 compared to 37% in the same period in 2009.  This increase in distributor commissions as a percentage of commissionable sales primarily resulted from a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions expense increased.  On a consolidated basis, distributor commissions as a percentage of net sales were 8% and 11% in the first quarter of 2010 and 2009, respectively.

Income taxes.  We recorded a provision for income taxes of $150 during the quarter ended March 31, 2010 and a benefit for income taxes of $32 for the quarter ended March 31, 2009 based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings (loss).  As a result of the factors described above, net earnings for the quarter ended March 31, 2010 were $211, or $0.01 per share, compared with a net loss in the first quarter of 2009 of $171, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. At March 31, 2010, all of our cash and cash equivalents were maintained in accounts that were either insured or secured by federal government agencies.  During the quarter ended March 31, 2010, we had a net decrease in cash of $451 compared with a net increase in cash of $657 in the first quarter of 2009.  At March 31, 2010, we had working capital of $4,950 a $274 increase from working capital at December 31, 2009 of $4,676.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first quarter of 2010, our operating activities used cash flows of $338.  In the first quarter of 2009, our operating activities provided cash flows of $984.  The primary use of cash by operating activities during the first quarter of 2010 related to an $820 decrease in deferred revenue.  This decrease in deferred revenue was related to the timing of transactions with CCI.  The balance of deferred revenue at any point in time is mainly dependent upon the timing of new CCI order deposits and the length of time we hold CCI’s products prior to shipment.  In the first quarter of 2010, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $394 compared with using cash flows of $15 in the first quarter of 2009.

Investing activities. During the first quarter of 2010, we used cash of $54 to purchase property and equipment, most of which was for use in our warehouse or quality control laboratory.

Financing activities. The principle financing activity during the first quarter of 2010 was the repayment of long-term debt in the amount of $38.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 3% of net sales during the first quarter of 2010 and 4% of net sales during fiscal 2009.  We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $767,000 to our Canadian operations at March 31, 2010, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $76,700.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None

ITEM 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2009 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing of the 2009 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Reserved.

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Life Sciences, Inc.
Registrant

May 13, 2010	By:	/s/ John W. Price
Date	Its:	President and Chief Executive Officer

May 13, 2010	By:	/s/ Steven E. Brown
Date	Its:	Vice President-Finance and
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