Form 10-Q
period 2010-06-30
RBC LIFE SCIENCES, INC.
filed 2010-08-11
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $0.001 par value per share	21,921,934 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,697,159	$3,972,111
Accounts receivable, net	801,027	576,125
Inventories	4,804,042	5,344,259
Deferred income taxes	408,792	449,254
Prepaid expenses	792,350	888,303

Total current assets	10,503,370	11,230,052

Property and equipment, net	4,869,758	5,037,890

Goodwill, net	2,264,967	2,271,977

Intangible assets, net	58,830	61,808

Other assets	13,315	10,897

	$17,710,240	$18,612,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,480,566	$1,803,997
Accrued liabilities	963,719	925,060
Current maturities of long-term obligations	162,137	155,994
Deferred revenue	2,715,118	3,668,907

Total current liabilities	5,321,540	6,553,958

Long-term obligations, less current maturities	1,813,443	1,896,077

Deferred income taxes	945,298	943,235

Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,921,934 shares issued and outstanding at June 30, 2010 and December 31, 2009	21,922	21,922
Additional paid-in capital	13,530,377	13,504,874
Accumulated deficit	(4,055,797)	(4,439,094)
Accumulated other comprehensive income	133,457	131,652

	9,629,959	9,219,354

	$17,710,240	$18,612,624

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended June 30,
	2010	2009

Net sales	$7,838,364	$6,759,219

Cost of sales	4,182,481	3,238,206

Gross profit	3,655,883	3,521,013

Operating expenses:
General and administrative	2,431,944	2,353,383
Distributor commissions	746,493	567,395
Depreciation and amortization	120,546	92,619
Total operating expenses	3,298,983	3,013,397

Operating profit	356,900	507,616

Interest expense	38,527	41,417

Earnings before income taxes	318,373	466,199

Provision for income taxes	146,400	189,000

Net earnings	$171,973	$277,199

Earnings per share:
Basic	$0.01	$0.01
Diluted	0.01	0.01

Weighted average common shares outstanding:
Basic	21,921,934	21,921,934
Diluted	22,386,656	22,477,317

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Net sales	$14,819,893	$12,775,097

Cost of sales	7,775,216	6,114,757

Gross profit	7,044,677	6,660,340

Operating expenses:
General and administrative	4,757,327	4,930,380
Distributor commissions	1,287,238	1,202,426
Depreciation and amortization	242,917	180,794
Total operating expenses	6,287,482	6,313,600

Operating profit	757,195	346,740

Interest expense	77,798	83,521

Earnings before income taxes	679,397	263,219

Provision for income taxes	296,100	157,000

Net earnings	$383,297	$106,219

Earnings per share:
Basic	$0.02	$0.00
Diluted	0.02	0.00

Weighted average common shares outstanding:
Basic	21,921,934	21,919,624
Diluted	22,322,362	22,508,523

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$383,297	$106,219
Adjustment for non-cash items:
Depreciation and amortization	274,072	204,980
Stock-based compensation	25,503	70,080
Deferred income taxes	41,742	49,400
Loss on disposition of equipment	22,868	-
Change in operating assets and liabilities:
Accounts receivable	(224,993)	98,846
Inventories	538,687	105,125
Prepaid expenses	94,742	269,340
Other assets	(2,594)	-
Accounts payable and accrued liabilities	(282,559)	(688,923)
Deferred revenue	(953,713)	(441,051)

Net cash used in operating activities	(82,948)	(225,984)

Cash flows from investing activities:
Purchase of property and equipment	(132,725)	(753,574)
Proceeds from surrender of insurance policy	-	194,277
Proceeds from sale of equipment	7,031	-

Net cash used in investing activities	(125,694)	(559,297)

Cash flows from financing activities:
Payments of long-term obligations	(76,491)	(70,804)
Proceeds from the exercise of stock options	-	1,455

Net cash used in financing activities	(76,491)	(69,349)

Effect of exchange rate changes on cash flows	10,181	(21,895)

Net decrease in cash and cash equivalents	(274,952)	(876,525)

Cash and cash equivalents, beginning of period	3,972,111	4,973,405

Cash and cash equivalents, end of period	$3,697,159	$4,096,880

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

Note C – Inventories:

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials and bulk products	$333,767	$403,616
Packaging materials	307,762	488,545
Finished goods	4,162,513	4,452,098
	$4,804,042	$5,344,259

Note D – Prepaid Expenses:

Prepaid expenses consist of the following:

	June 30, 2010	December 31, 2009
Advance payment to suppliers	$217,900	$177,415
Prepaid income taxes	203,867	453,177
Certificates of deposit - restricted	80,147	81,252
Prepaid insurance and other	290,436	176,459
	$792,350	$888,303

Note E – Property and Equipment:

Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,032,946	2,314,849
Warehouse equipment	219,030	286,731
Automotive equipment	15,228	15,228
Leasehold improvements	-	20,894
	5,790,632	6,161,130
Less – accumulated depreciation	(2,062,047)	(2,264,413)
	3,728,585	3,896,717
Land	1,141,173	1,141,173
	$4,869,758	$5,037,890

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2009	$3,384,487	$(1,112,510)
Currency translation adjustment	(13,678)	6,668
Balance, June 30, 2010	$3,370,809	$(1,105,842)

Other intangible assets consist of the following:

		June 30, 2010		December 31, 2009
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Copyrights, trademarks and other registrations	19	$99,100	$(46,906)	$99,100	$(44,264)
Other	19	12,600	(5,964)	12,600	(5,628)
		$111,700	$(52,870)	$111,700	$(49,892)

Amortization expense related to other intangible assets totaled approximately $1,500 and $5,400 for the quarters ended June 30, 2010 and 2009, respectively, and $3,000 and $13,200 for the six months ended June 30, 2010 and 2009, respectively.  The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2010 is as follows:

Remainder of 2010	$2,979
2011	5,957
2012	5,957
2013	5,957
2014	5,957
Thereafter	32,023
Total	$58,830

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Salaries and wages	$397,797	$436,916
Distributor commissions	367,419	317,562
Sales and property taxes	50,866	40,684
Interest	12,759	13,253
Other	134,878	116,645
	$963,719	$925,060

Note H – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  As a result of the forfeiture of certain stock options before the vesting date, the Company recorded a net reversal of share-based compensation expense of approximately $7,700 during the quarter ended June 30, 2010.  Share-based compensation expense was approximately $35,400 for the quarter ended June 30, 2009 and $25,500 and $70,100 for the six months ended June 30, 2010 and 2009, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2010 (1)	2009	2010 (1)	2009

Weighted average expected life (years)	-	5.0	-	7.3
Risk-free interest rate	-	2.31%	-	2.67%
Expected volatility	-	97.75%	-	114.92%
Expected dividend yield	-	0.0%	-	0.0%

(1)	There were no option grants during this period.

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	2,130,440	$0.40
Granted	-	-
Exercised	-	-
Forfeited/canceled	(376,260)	0.64

Outstanding on June 30, 2010	1,754,180	$0.35	3.7	$134,506

Exercisable on June 30, 2010	1,325,520	$0.29	2.9	$130,576

A summary of the status of the Company’s non-vested stock options as of June 30, 2010 and changes during the six months then ended are presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share

Non-vested stock options at January 1, 2010	871,750	$0.55
Non-vested stock options granted	-	-
Vested stock options	(70,000)	0.56
Forfeited stock options	(373,090)	0.61
Non-vested stock options at June 30, 2010	428,660	0.49

As of June 30, 2010, there was approximately $177,000 of total unrecognized compensation cost related to stock option grants.

Note I – Long-Term Obligations and Credit Lines:

Long-term obligations consist of the following:

	June 30, 2010	December 31, 2009

Mortgage note payable bearing interest at	$1,975,580	$2,052,071
7.75%, payable in monthly installments of
$25,797 through April 2019, collateralized
by land and building, and personally guaranteed
by the Company’s Chairman of the Board of
Directors

Less – current maturities	(162,137)	(155,994)

	$1,813,443	$1,896,077

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At June 30, 2010, the fair value of fixed-rate long-term debt was approximately $2,174,000, which was $198,000 above the carrying value of approximately $1,976,000.  At December 31, 2009, the fair value of fixed-rate long-term debt was approximately $2,139,000, which was $87,000 above the carrying value of approximately $2,052,000.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

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

The Medical Products segment markets a line of approximately 28 wound care products under the MPM Medical brand name through a U.S. subsidiary operating primarily in the U.S.  These wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers and pharmaceutical distributors.  Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

The Company evaluates the performance of its segments primarily based on operating profit.  All intercompany transactions have been eliminated, and intersegment revenues are not significant.  In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended June 30, 2010
Net sales	$6,187	$1,651	$7,838
Depreciation and amortization	115	21	136
Operating profit	214	143	357
Capital expenditures	79	-	79
Total assets	14,533	3,177	17,710

Quarter Ended June 30, 2009
Net sales	$5,301	$1,458	$6,759
Depreciation and amortization	87	18	105
Operating profit	432	76	508
Capital expenditures	248	7	255
Total assets	16,845	1,956	18,801

Six Months Ended June 30, 2010
Net sales	$11,601	$3,219	$14,820
Depreciation and amortization	232	42	274
Operating profit	583	174	757
Capital expenditures	133	-	133
Total assets	14,533	3,177	17,710

Six Months Ended June 30, 2009
Net sales	$9,821	$2,954	$12,775
Depreciation and amortization	166	39	205
Operating profit	227	120	347
Capital expenditures	747	7	754
Total assets	16,845	1,956	18,801

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,811	$6,687	$2,649	$6,721
Russia/Eastern Europe	4,615	-	3,609	-
Canada	330	520	287	499
All others	82	-	214	-
Totals	$7,838	$7,207	$6,759	$7,220

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$5,410	$6,687	$5,377	$6,721
Russia/Eastern Europe	8,587	-	6,607	-
Canada	559	520	542	499
All others	264	-	249	-
Totals	$14,820	$7,207	$12,775	$7,220

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $4,615,000 and $3,609,000 during the quarters ended June 30, 2010 and 2009, respectively, and $8,587,000 and $6,607,000 during the six months ended June 30, 2010 and 2009, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $1,011,000 and $870,000 during the quarters ended June 30, 2010 and 2009, respectively, and $2,032,000 and $1,888,000 during the six months ended June 30, 2010 and 2009, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or six months ended June 30, 2010 and 2009.

Note K – Earnings Per Share:

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
Quarter Ended June 30, 2010
Basic earnings per common share	$171,973	21,921,934	$0.01
Effect of dilutive stock options	-	464,722
Diluted earnings per common share	$171,973	22,386,656	$0.01

Quarter Ended June 30, 2009
Basic earnings per common share	$277,199	21,921,934	$0.01
Effect of dilutive stock options	-	555,383
Diluted earnings per common share	$277,199	22,477,317	$0.01

Six Months Ended June 30, 2010
Basic earnings per common share	$383,297	21,921,934	$0.02
Effect of dilutive stock options	-	400,428
Diluted earnings per common share	$383,297	22,322,362	$0.02

Six Months Ended June 30, 2009
Basic earnings per common share	$106,219	21,919,624	$0.00
Effect of dilutive stock options	-	588,899
Diluted earnings per common share	$106,219	22,508,523	$0.00

The number of stock options that were outstanding, but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 1,008,000 and 1,121,000 for the quarters ended June 30, 2010 and 2009, respectively, and 1,058,000 and 1,159,000 for the six months ended June 30, 2010 and 2009, respectively.

Note L – Comprehensive Income:

Comprehensive income is net earnings adjusted for other comprehensive income, which, for the periods presented, consists of the change in the foreign currency translation adjustment.  The following table provides information regarding comprehensive income:

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net earnings	$171,973	$277,199	$383,297	$106,219
Other comprehensive income:
Foreign currency translation adjustment	647	18,936	1,805	11,390
Comprehensive income	$172,620	$296,135	$385,102	$117,609

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2010		2009
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$4,642	59%	$3,823	56%
Associate network	1,545	20%	1,478	22%
	6,187	79%	5,301	78%
Medical Products	1,651	21%	1,458	22%
	$7,838	100%	$6,759	100%

	Six Months Ended June 30,
	2010		2009
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$8,796	59%	$6,856	54%
Associate network	2,805	19%	2,965	23%
	11,601	78%	9,821	77%
Medical Products	3,219	22%	2,954	23%
	$14,820	100%	$12,775	100%

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

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 98% and 96% of licensee net sales in the six months ended June 30, 2010 and 2009, respectively, distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.

Net sales in this channel increased $1,940,000, or 28%, during the six months ended June 30, 2010 compared with net sales for the same period in 2009.  This increase was attributable to an increase in net sales to CCI.  Net sales to CCI increased $1,980,000, or 30%, for the six months ended June 30, 2010 compared with net sales for the same period in 2009.  CCI’s sales in 2009 were negatively affected by the global economic recession; accordingly, it significantly reduced its purchases from us in 2009 to reduce inventory levels.  We believe that CCI completed this inventory reduction process during the fourth quarter of 2009 and, as a result, increased its shipping requests to maintain rather than reduce its inventory.  Net sales in this channel represented 59% of consolidated net sales in the first six months of 2010, which compares to 51%, 60% and 58% for the years ended December 31, 2009, 2008 and 2007, respectively.

Under the Company’s arrangement with CCI, CCI orders products from the Company and pays for the products when the product is segregated in the Company’s warehouse for CCI’s account. Once segregated, products are not subject to return except in the case of a manufacturing defect.  The Company stores the products until CCI provides shipping instructions.  Because the Company does not recognize revenue until products are shipped to CCI, the Company’s sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.  Backlog related to CCI’s account was $6,403,000 at June 30, 2010 compared to $4,933,000 at June 30, 2009.

Associate Network.  The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	75%	81%	78%	82%
Canada	21	19	20	18
Taiwan	4	-	2	-
	100%	100%	100%	100%

Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  Net sales through the Associate network channel decreased approximately 5% during the first six months of 2010 compared to the same period in 2009.  This decrease was primarily attributable to a decrease in the rate of sponsorship of new Associates by the current Associate network in the North American market and increased Associate attrition. Sponsorship in the first six months of 2009 was positively affected by the activities of a group of new Associates that enrolled with the Company in late 2008.  The sponsoring activities of this group began to decline in the fourth quarter of 2009; accordingly, the rate of sponsorship in the first six months of 2010 declined significantly.

In late March 2010, we began selling selected nutritional supplement products in Taiwan under a not-for-resale (“NFR”) program.  The NFR program allows consumers in Taiwan to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The NFR program also allows our independent Associates in North America to expand their distributorships into Taiwan.   Product orders from Taiwan customers are currently fulfilled from our U.S. warehouse located in Irving, Texas.  We plan to establish a product distribution facility in the Taiwan region if sales increase sufficiently to justify a regional facility.

In addition to expansion into the Taiwan market, during the first six months of 2010, we undertook a number of other marketing and sales initiatives in an effort to increase the rate of sponsorship of new Associates and/or reduce Associate attrition in the Associate network channel.  However, no assurance can be given that these initiatives will be effective in accomplishing these objectives.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment’s largest customer, a medical/surgical dealer, accounted for 63% and 64% of Medical Products net sales during the six months ended June 30, 2010 and 2009, respectively.

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

Management believes that there have been no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.4	47.9	52.5	47.9
Gross profit	46.6	52.1	47.5	52.1
Operating expenses:
General and administrative	31.0	34.8	32.1	38.6
Distributor commissions	9.5	8.4	8.7	9.4
Depreciation and amortization	1.5	1.4	1.6	1.4
Total operating expenses	42.0	44.6	42.4	49.4
Operating profit	4.6	7.5	5.1	2.7
Interest expense	0.5	0.6	0.5	0.7
Earnings before income taxes	4.1	6.9	4.6	2.0
Provision for income taxes	1.9	2.8	2.0	1.2
Net earnings	2.2%	4.1%	2.6%	0.8%

Quarter ended June 30, 2010 compared with quarter ended June 30, 2009 (000’s except per share amounts)

Net sales. Net sales for the quarter ended June 30, 2010 were $7,838 compared with net sales for the same period in 2009 of $6,759, an increase of $1,079 or 16%.  The increase in net sales resulted from an $886 increase in net sales of Nutritional Products and a $193 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $819 while net sales of Nutritional Products to our Associate network increased $67.

Licensees.  Net sales to our licensees increased as a result of increased shipments to CCI. While sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network, sales of our products to CCI increased $1,006 during the second quarter of 2010 for the reasons described above under the caption Overview-Licensees.

Associate Network.  Net sales to the Associate network increased approximately $67, or 5%, during the quarter ended June 30, 2010.  This increase reflects the effects of a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates, which are recorded as a reduction of sales, decreased while the portion of sales incentives classified as distributor commissions expense increased.  Accordingly, under the new Associate compensation plan, the amounts of both net sales and distributor commissions expense increased.

Medical products.  The growth in net sales in this segment is mainly related to an increase in net sales to the largest customer in this segment.  Sales to this customer, which accounted for approximately 61% of Medical Products segment sales, increased $141 to $1,011 during the second quarter of 2010 compared to the second quarter of 2009.

Cost of sales.  Cost of sales for the quarter ended June 30, 2010 was $4,182 compared with cost of sales in the second quarter of 2009 of $3,238, an increase of $944 or 29%. As a percentage of net sales, cost of sales was 53% in the second quarter of 2010 and 48% in the second quarter of 2009. As a percentage of net sales, gross profit decreased 5% mainly because of a change in sales mix associated with sales to our licensees.  During the second quarter of 2010, the sales mix associated with sales to our licensees contributed a lower gross margin than the corresponding sales mix in the second quarter of 2009.

General and administrative. General and administrative expenses for the quarter ended June 30, 2010, were $2,432 compared with expenses in the second quarter of 2009 of $2,353, an increase of $79.  However, as a percentage of net sales, general and administrative expenses decreased to 31% in the second quarter of 2010 compared with 35% in the second quarter of 2009.  The increase in general and administrative expenses in the second quarter of 2010 was mainly related to expenses incurred in connection with the relocation of the Company’s Canadian operations.  Upon expiration of the Company’s office/warehouse facility lease in Canada on June 30, 2010, Canadian fulfillment operations were relocated to the U.S. distribution facility located in Irving, Texas and Canadian administrative offices were relocated to a new office complex in Burnaby, B.C., Canada.

Distributor commissions. Distributor commissions were $746 for the quarter ended June 30, 2010 compared with distributor commissions of $567 in the second quarter of 2009, an increase of $179 or 32%.  With respect to the Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 47% in the second quarter of 2010 compared to 34% in the same period in 2009.  This increase in distributor commissions as a percentage of commissionable sales primarily resulted from the adoption of a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions expense increased.  Also contributing to the increase in distributor commissions were additional commissions paid to certain Associates to facilitate the transition from the previous Associate compensation plan to the new plan.  On a consolidated basis, distributor commissions as a percentage of net sales were 10% and 8% in the second quarter of 2010 and 2009, respectively.

Income taxes.  We recorded a provision for income taxes of $146 and $189 during the quarters ended June 30, 2010 and 2009, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings.  As a result of the factors described above, net earnings for the quarter ended June 30, 2010 were $172, or $0.01 per share, compared with net earnings in the second quarter of 2009 of $277, or $0.01 per share.

Six months ended June 30, 2010 compared with six months ended June 30, 2009 (000’s except per share amounts)

Net sales. Net sales for the six months ended June 30, 2010 were $14,820 compared with net sales for the same period in 2009 of $12,775, an increase of $2,045 or 16%. This increase resulted from a $1,780 increase in net sales of Nutritional Products and a $265 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $1,940 while net sales of Nutritional Products to our Associate network decreased $160.

Licensees.  Net sales to our licensees increased as a result of increased shipments to CCI. While sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network, sales of our products to CCI increased $1,980 during the first six months of 2010 for the reasons described above under the caption Overview-Licensees.

Associate Network.  Net sales in the North American market decreased approximately $160, or 5%, during the first six months of 2010.  We attribute this decrease mainly to reduced levels of sponsorship of new Associates and increased Associate attrition as described above under the caption Overview-Associate Network.

Medical products.  The growth in net sales of Medical Products resulted mainly from increased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products and provides services to the nursing home market, increased $144 during the first six months of 2010 compared to the first six months of 2009.  Sales to this distributor in the first six months of 2010 were approximately $2,032.

Cost of sales.  Cost of sales for the six months ended June 30, 2010 was $7,775 compared with cost of sales in the first six months of 2009 of $6,115, an increase of $1,660 or 27%. As a percentage of net sales, cost of sales was 53% in the first six months of 2010 and 48% in the first six months of 2009. As a percentage of net sales, gross profit decreased 5% mainly because of a change in sales mix.  During the first six months of 2010, the sales mix associated with sales to our licensees contributed a lower gross margin than the corresponding sales mix in the first six months of 2009.

General and administrative. General and administrative expenses for the six months ended June 30, 2010, were $4,757 compared with expenses in the first six months of 2009 of $4,930, a decrease of $173 or 4%. This decrease was mainly attributable to decreased Associate network sales and marketing expenses and facilities maintenance expenses.  As a percentage of net sales, general and administrative expenses were 32% and 39% in the six months ended June 30, 2010 and 2009, respectively.

Distributor commissions. Distributor commissions were $1,287 for the six months ended June 30, 2010 compared with distributor commissions of $1,202 in the first six months of 2009, an increase of $85 or 7%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 44% in the first six months of 2010 compared to 36% in the same period in 2009.  This percentage increase was mainly due to the adoption of a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions expense increased.  On a consolidated basis, distributor commissions as a percentage of net sales were 9% in the first six months of  2010 and 2009.

Income taxes.  We recorded a provision for income taxes of $296 and $157 during the six months ended June 30, 2010 and 2009, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings.  As a result of the factors described above, net earnings for the six months ended June 30, 2010 were $383, or $0.02 per share, compared with net earnings in the first six months of 2009 of $106, or $0.00 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. At June 30, 2010, all of our cash and cash equivalents were maintained in accounts that were either insured or secured by federal government agencies.  During the first six months of 2010, we had a net decrease in cash of $275 compared with a net decrease in cash of $877 in the first six months of 2009.  At June 30, 2010, we had working capital of $5,182, a $506 increase from working capital at December 31, 2009 of $4,676.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first six months of 2010, our operating activities used cash flows of $83.  In the first six months of 2009, our operating activities used cash flows of $226.  The primary use of cash by operating activities during the first six months of 2010 related to a $954 decrease in deferred revenue, which was partially offset by a $539 decrease in inventory.  The decrease in deferred revenue and the increase in inventory were both related mainly to the timing of transactions with CCI.  The balance of deferred revenue at any point in time is dependent upon the timing of new CCI order deposits and the length of time we hold CCI’s products prior to shipment.  The length of time we hold CCI’s products prior to shipment also significantly affects the amount of inventory on hand at a given point in time.  Also affecting cash flows from operating activities during the first six months of 2010 was a $225 increase in accounts receivable, which is mainly related to the timing of payments received from Medical Products customers, and a $283 decrease in accounts payable and accrued liabilities, which is mainly related to the timing of payments to suppliers.  In the first six months of 2010, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation, deferred income taxes and loss on disposition of equipment, provided cash flows of $747 compared with providing cash flows of $431 in the first six months of 2009.

Investing activities. During the first six months of 2010, we used cash of $133 to purchase property and equipment, most of which was for use in our warehouse or quality control laboratory.

Financing activities. The principle financing activity during the first six months of 2010 was the repayment of long-term debt in the amount of $76.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 4% of net sales during the first six months of 2010 and fiscal 2009.  We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $827,000 to our Canadian operations at June 30, 2010, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $82,700.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc.
Registrant

August 11, 2010	By:	/s/ Clinton H. Howard
Date	Its:	President and Chief Executive Officer

August 11, 2010	By:	/s/ Steven E. Brown
Date	Its:	Vice President-Finance and
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