Form 10-Q
period 2010-09-30
RBC LIFE SCIENCES, INC.
filed 2010-11-12
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $0.001 par value per share	21,921,934 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,813,841	$3,972,111
Accounts receivable, net	513,812	576,125
Inventories	5,235,756	5,344,259
Deferred income taxes	420,292	449,254
Prepaid expenses	742,658	888,303
Total current assets	11,726,359	11,230,052
Property and equipment, net	4,759,406	5,037,890
Goodwill, net	2,280,389	2,271,977
Intangible assets, net	57,340	61,808
Other assets	13,672	10,897
	$18,837,166	$18,612,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,511,680	$1,803,997
Accrued liabilities	1,026,143	925,060
Current maturities of long-term obligations	165,299	155,994
Deferred revenue	3,646,790	3,668,907
Total current liabilities	6,349,912	6,553,958
Long-term obligations, less current maturities	1,770,914	1,896,077
Deferred income taxes	946,174	943,235
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,921,934 shares issued and outstanding at September 30, 2010 and December 31, 2009	21,922	21,922
Additional paid-in capital	13,539,666	13,504,874
Accumulated deficit	(3,922,474)	(4,439,094)
Accumulated other comprehensive income	131,052	131,652
	9,770,166	9,219,354
	$18,837,166	$18,612,624

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended September 30,
	2010	2009
Net sales	$6,126,488	$6,487,110
Cost of sales	2,836,499	3,272,153
Gross profit	3,289,989	3,214,957
Operating expenses:
General and administrative	2,240,966	2,645,550
Distributor commissions	758,509	637,389
Depreciation and amortization	119,422	86,441
Total operating expenses	3,118,897	3,369,380
Operating profit (loss)	171,092	(154,423)
Interest expense	37,769	40,715
Earnings (loss) before income taxes	133,323	(195,138)
Provision (benefit) for income taxes	—	(43,000)
Net earnings (loss)	$133,323	$(152,138)

Earnings (loss) per share:
Basic	$0.01	$(0.01)
Diluted	0.01	(0.01)

Weighted average common shares outstanding:
Basic	21,921,934	21,921,934
Diluted	22,468,717	21,921,934

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Net sales	$20,946,381	$19,262,207
Cost of sales	10,611,715	9,386,910
Gross profit	10,334,666	9,875,297
Operating expenses:
General and administrative	6,998,293	7,567,442
Distributor commissions	2,045,747	1,839,814
Depreciation and amortization	362,339	275,724
Total operating expenses	9,406,379	9,682,980
Operating profit	928,287	192,317
Interest expense	115,567	124,236
Earnings before income taxes	812,720	68,081
Provision for income taxes	296,100	114,000
Net earnings (loss)	$516,620	$(45,919)

Earnings (loss) per share:
Basic	$0.02	$(0.00)
Diluted	0.02	(0.00)

Weighted average common shares outstanding:
Basic	21,921,934	21,920,394
Diluted	22,386,287	21,920,394

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$516,620	$(45,919)
Adjustment for non-cash items:
Depreciation and amortization	408,957	317,091
Stock-based compensation	34,791	102,039
Deferred income taxes	32,842	101,493
Loss on disposition of equipment	22,874	—
Change in operating assets and liabilities:
Accounts receivable	62,321	144,281
Inventories	110,689	838,697
Prepaid expenses	147,020	(58,006)
Other assets	(2,595)	—
Accounts payable and accrued liabilities	(192,712)	(495,464)
Deferred revenue	(22,144)	(1,439,025)
Net cash provided by (used in) operating activities	1,118,663	(534,813)
Cash flows from investing activities:
Purchase of property and equipment	(155,768)	(948,943)
Proceeds from surrender of insurance policy	—	194,277
Proceeds from sale of equipment	7,034	—
Net cash used in investing activities	(148,734)	(754,666)
Cash flows from financing activities:
Payments of long-term obligations	(115,858)	(107,245)
Proceeds from the exercise of stock options	—	1,455
Net cash used in financing activities	(115,858)	(105,790)
Effect of exchange rate changes on cash flows	(12,341)	(60,181)
Net increase (decrease) in cash and cash equivalents	841,730	(1,455,450)
Cash and cash equivalents, beginning of period	3,972,111	4,973,405
Cash and cash equivalents, end of period	$4,813,841	$3,517,955

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S. and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

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

Note C – Inventories:

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials and bulk products	$476,938	$403,616
Packaging materials	341,163	488,545
Finished goods	4,417,655	4,452,098
	$5,235,756	$5,344,259

Note D – Prepaid Expenses:

Prepaid expenses consist of the following:

	September 30, 2010	December 31, 2009
Advance payment to suppliers	$233,467	$177,415
Prepaid income taxes	196,423	453,177
Certificates of deposit - restricted	82,578	81,252
Prepaid insurance and other	230,190	176,459
	$742,658	$888,303

Note E – Property and Equipment:

Property and equipment consists of the following:

	September 30, 2010	December 31, 2009
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,055,988	2,314,849
Warehouse equipment	219,030	286,731
Automotive equipment	15,228	15,228
Leasehold improvements	—	20,894
	5,813,674	6,161,130
Less – accumulated depreciation	(2,195,441)	(2,264,413)
	3,618,233	3,896,717
Land	1,141,173	1,141,173
	$4,759,406	$5,037,890

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2009	$3,384,487	$(1,112,510)
Currency translation adjustment	16,414	(8,002)
Balance, September 30, 2010	$3,400,901	$(1,120,512)

Other intangible assets consist of the following:

		September 30, 2010		December 31, 2009
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(48,228)	$99,100	$(44,264)
Other	19	12,600	(6,132)	12,600	(5,628)
		$111,700	$(54,360)	$111,700	$(49,892)

Amortization expense related to other intangible assets totaled approximately $1,500 and $5,400 for the quarters ended September 30, 2010 and 2009, respectively, and $4,500 and $18,600 for the nine months ended September 30, 2010 and 2009, respectively.  The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2010 is as follows:

Remainder of 2010	$1,489
2011	5,957
2012	5,957
2013	5,957
2014	5,957
Thereafter	32,023
Total	$57,340

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Salaries and wages	$394,065	$436,916
Distributor commissions	446,316	317,562
Sales and property taxes	64,540	40,684
Interest	12,505	13,253
Other	108,717	116,645
	$1,026,143	$925,060

Note H – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $9,300 and $32,000 for the quarters ended September 30, 2010 and 2009, respectively, and $34,800 and $102,000 for the nine months ended September 30, 2010 and 2009, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(1)
Weighted average expected life (years)	9.0	—	9.0	7.3
Risk-free interest rate	3.09%	—%	3.09%	2.67%
Expected volatility	105.02%	—%	105.02%	114.92%
Expected dividend yield	—%	—%	—%	—%
__________________
(1) There were no option grants during this period.

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	2,130,440	$0.40
Granted	25,000	0.36
Exercised	—	—
Forfeited/canceled	(616,267)	0.64
Outstanding on September 30, 2010	1,539,173	$0.31	3.3	$214,752
Exercisable on September 30, 2010	1,125,360	$0.23	2.4	$206,518

A summary of the status of the Company's non-vested stock options as of September 30, 2010 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at January 1, 2010	871,750	$0.55
Non-vested stock options granted	25,000	0.32
Vested stock options	(70,000)	0.56
Forfeited stock options	(412,937)	0.61
Non-vested stock options at September 30, 2010	413,813	0.47

As of September 30, 2010, there was approximately $152,000 of total unrecognized compensation cost related to stock option grants.

Note I – Long-Term Obligations and Credit Lines:

Long-term obligations consist of the following:

	September 30, 2010	December 31, 2009
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,936,213	$2,052,071
Less – current maturities	(165,299)	(155,994)
	$1,770,914	$1,896,077

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At September 30, 2010, the fair value of fixed-rate long-term debt was approximately $2,162,000, which was $226,000 above the carrying value of approximately $1,936,000.  At December 31, 2009, the fair value of fixed-rate long-term debt was approximately $2,139,000, which was $87,000 above the carrying value of approximately $2,052,000.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended September 30, 2010
Net sales	$4,533	$1,593	$6,126
Depreciation and amortization	114	21	135
Operating profit	85	86	171
Capital expenditures	23	—	23
Total assets	15,657	3,180	18,837
Quarter Ended September 30, 2009
Net sales	$4,982	$1,505	$6,487
Depreciation and amortization	101	11	112
Operating profit (loss)	(214)	60	(154)
Capital expenditures	183	12	195
Total assets	15,065	2,813	17,878
Nine Months Ended September 30, 2010
Net sales	$16,134	$4,812	$20,946
Depreciation and amortization	346	63	409
Operating profit	668	260	928
Capital expenditures	156	—	156
Total assets	15,657	3,180	18,837
Nine Months Ended September 30, 2009
Net sales	$14,803	$4,459	$19,262
Depreciation and amortization	267	50	317
Operating profit	12	180	192
Capital expenditures	930	19	949
Total assets	15,065	2,813	17,878

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,518	$6,575	$2,804	$6,806
Russia/Eastern Europe	2,965	—	3,398	—
Canada	249	536	262	540
All others	394	—	23	—
Totals	$6,126	$7,111	$6,487	$7,346

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$7,928	$6,575	$8,181	$6,806
Russia/Eastern Europe	11,552	—	10,004	—
Canada	808	536	804	540
All others	658	—	273	—
Totals	$20,946	$7,111	$19,262	$7,346

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc., a licensee of the Company, in the amounts of $2,965,000 and $3,398,000 during the quarters ended September 30, 2010 and 2009, respectively, and $11,552,000 and $10,004,000 during the nine months ended September 30, 2010 and 2009, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $848,000 and $855,000 during the quarters ended September 30, 2010 and 2009, respectively, and $2,880,000 and $2,742,000 during the nine months ended September 30, 2010 and 2009, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or nine months ended September 30, 2010 and 2009.

Note K – Earnings Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
Quarter Ended September 30, 2010
Basic earnings per common share	$133,323	21,921,934	$0.01
Effect of dilutive stock options	—	546,783
Diluted earnings per common share	$133,323	22,468,717	$0.01
Quarter Ended September 30, 2009
Basic loss per common share	$(152,138)	21,921,934	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(152,138)	21,921,934	$(0.01)
Nine Months Ended September 30, 2010
Basic earnings per common share	$516,620	21,921,934	$0.02
Effect of dilutive stock options	—	464,353
Diluted earnings per common share	$516,620	22,386,287	$0.02
Nine Months Ended September 30, 2009
Basic loss per common share	$(45,919)	21,920,394	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(45,919)	21,920,394	$(0.00)

The number of stock options that were outstanding, but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was 675,000 and 2,087,000 for the quarters ended September 30, 2010 and 2009, respectively, and 929,000 and 2,087,000 for the nine months ended September 30, 2010 and 2009, respectively.

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment.  The following table provides information regarding comprehensive income (loss):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings (loss)	$133,323	$(152,138)	$516,620	$(45,919)
Other comprehensive income:
Foreign currency translation adjustment	(2,405)	15,150	(600)	26,540
Comprehensive income (loss)	$130,918	$(136,988)	$516,020	$(19,379)

Note M – Legal Proceedings:

The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2009 Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions.  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and time of future events.  We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2009 Form 10-K.  Many of these factors are beyond the Company's ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Please consider our forward-looking statements in light of those risks as you read this report.

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2010		2009
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,005	49%	$3,421	53%
Associate network	1,528	25%	1,561	24%
	4,533	74%	4,982	77%
Medical Products	1,593	26%	1,505	23%
	$6,126	100%	$6,487	100%

	Nine Months Ended September 30,
	2010		2009
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$11,801	56%	$10,277	54%
Associate network	4,333	21%	4,526	23%
	16,134	77%	14,803	77%
Medical Products	4,812	23%	4,459	23%
	$20,946	100%	$19,262	100%

Licensees. Our highest revenue distribution channel is the licensee channel.  In this channel we sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. For the most part, licensees are required to distribute our products in the licensed territory through network marketing. Net sales in this distribution channel are mainly dependent upon the licensee's success in building a distribution network in the licensed territory.

Our principal licensee is Coral Club International (“CCI”). CCI, which accounted for 98% and 97% of licensee net sales in the nine months ended September 30, 2010 and 2009, respectively, distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.

Net sales in this channel increased $1,524,000, or 15%, during the nine months ended September 30, 2010 compared with net sales for the same period in 2009.  This increase was attributable to an increase in net sales to CCI.  Net sales to CCI increased $1,548,000, or 15%, for the nine months ended September 30, 2010 compared with net sales for the same period in 2009.  CCI’s sales in 2009 were negatively affected by the global economic recession; accordingly, it significantly reduced its purchases from us in 2009 to reduce inventory levels.  We believe that CCI completed this inventory reduction process during the fourth quarter of 2009 and, as a result, increased its shipping requests to maintain rather than reduce its inventory.  Net sales in this channel represented 56% of consolidated net sales in the first nine months of 2010, which compares to 51%, 60% and 58% for the years ended December 31, 2009, 2008 and 2007, respectively.

Under the Company's arrangement with CCI, CCI orders products from the Company and pays for the products when the product is segregated in the Company's warehouse for CCI’s account. Once segregated, products are not subject to return except in the case of a manufacturing defect.  The Company stores the products until CCI provides shipping instructions.  Because the Company does not recognize revenue until products are shipped to CCI, the Company's sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.  Backlog related to CCI’s account was $6,275,000 at September 30, 2010 compared to $4,979,000 at September 30, 2009.

Associate Network.  The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	63%	83%	72%	82%
Canada	16	17	19	18
Taiwan	21	—	9	—
	100%	100%	100%	100%

Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  Net sales through the Associate network channel decreased approximately 4% during the first nine months of 2010 compared to the same period in 2009.  This decrease was primarily attributable to a decrease in the rate of sponsorship of new Associates by the current Associate network in the North American market and increased Associate attrition. Sponsorship in the first nine months of 2009 was positively affected by the activities of a group of new Associates that enrolled with the Company in late 2008.  The sponsoring activities of this group began to decline in the fourth quarter of 2009; accordingly, the rate of sponsorship in the first nine months of 2010 declined significantly.

In late March 2010, we began selling selected nutritional supplement products in Taiwan under a not-for-resale (“NFR”) program.  The NFR program allows consumers in Taiwan to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The NFR program also allows independent Associates in North America to expand their distributorships into Taiwan.   Product orders from Taiwan customers are currently fulfilled from our U.S. warehouse located in Irving, Texas.  We plan to establish a product distribution facility in the Taiwan region if sales increase sufficiently to justify a regional facility.

In addition to expansion into the Taiwan market, during the first nine months of 2010, we undertook a number of other marketing and sales initiatives in an effort to increase the rate of sponsorship of new Associates and/or reduce Associate attrition in the Associate network channel.  However, no assurance can be given that these initiatives will be effective in accomplishing these objectives.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment's largest customer, a medical/surgical dealer, accounted for 60% and 62% of Medical Products net sales during the nine months ended September 30, 2010 and 2009, respectively.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.3	50.4	50.7	48.7
Gross profit	53.7	49.6	49.3	51.3
Operating expenses:
General and administrative	36.6	40.8	33.4	39.3
Distributor commissions	12.4	9.9	9.8	9.6
Depreciation and amortization	1.9	1.3	1.7	1.4
Total operating expenses	50.9	52.0	44.9	50.3
Operating profit (loss)	2.8	(2.4)	4.4	1.0
Interest expense	0.6	0.6	0.5	0.6
Earnings (loss) before income taxes	2.2	(3.0)	3.9	0.4
Provision (benefit) for income taxes	—	(0.7)	1.4	0.6
Net earnings (loss)	2.2%	(2.3)%	2.5%	(0.2)%

Quarter ended September 30, 2010 compared with quarter ended September 30, 2009 (000’s except per share amounts)

Net sales. Net sales for the quarter ended September 30, 2010 were $6,126 compared with net sales for the same period in Quarter Ended September 30, 2009 of $6,487, a decrease of $361 or 6%.  The decrease in net sales resulted from a $449 decrease in net sales of Nutritional Products that was partially offset by an $88 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $416 while net sales of Nutritional Products to our Associate network decreased $33.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network. Consequently, sales to CCI decreased $433 during the third quarter of Quarter Ended September 30, 2010 compared to the third quarter of 2009, even though sales for the first nine months of 2010 increased $1,548 compared to the first nine months of 2009. Sales increased during the first nine months of 2010 due to CCI's increased purchases to maintain its inventories following significant reductions in purchases in 2009 to reduce its inventories.

Associate Network.  Net sales to our Associate network decreased approximately $33, or 2%, during the quarter ended September 30, 2010.  This decrease was primarily attributable to reduced levels of sponsorship of new Associates and increased Associate attrition, as further described above in the section entitled, Overview-Associate Network.

Medical products.  The growth in net sales of our Medical Products was principally related to the addition of several new customers in this segment. Sales to our largest customer in this segment, which accounted for approximately 53% of Medical Products segment sales, were essentially flat, decreasing $7 to $848 during the third quarter of Quarter Ended September 30, 2010 compared to the third quarter of Quarter Ended September 30, 2009.

Cost of sales.  Cost of sales for the quarter ended September 30, 2010 was $2,836 compared with cost of sales of $3,272 in the quarter ended September 30, 2009, a decrease of $436 or 13%. As a percentage of net sales, cost of sales was 46% in the third quarter of 2010 and 50% in the third quarter of 2009. As a percentage of net sales, gross profit increased 4% primarily as a result of a change in sales mix associated with sales to our licensees.  During the third quarter of 2010, the sales mix associated with sales to our licensees contributed a higher gross margin than the corresponding sales mix in the third quarter of 2009.

General and administrative. General and administrative expenses for the quarter ended September 30, 2010 were $2,241 compared with general and administrative expenses of $2,646 in the quarter ended September 30, 2009, a decrease of $405 or 15%.  As a percentage of net sales, general and administrative expenses decreased to 37% in the third quarter of 2010 compared with 41% in the third quarter of 2009.  The decrease in general and administrative expenses in the third quarter of 2010 resulted from (i) reduced Associate network sales and marketing expenses, primarily salaries and meeting and travel expenses, (ii) reduced expenses related to the Company's Canadian operation following the relocation of fulfillment operations to our U.S. distribution facility in the second quarter of 2010 and (iii) reduced facilities maintenance expenses.

Distributor commissions. Distributor commissions were $759 for the quarter ended September 30, 2010 compared with distributor commissions of $637 in the quarter ended September 30, 2009, an increase of $122 or 19%.  With respect to the Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 50% in the third quarter of 2010 compared to 37% in the same period in 2009.  This increase in distributor commissions as a percentage of commissionable sales partially resulted from the adoption of a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions expense increased.  Also contributing to the increase in distributor commissions were additional commissions paid to certain Associates to facilitate the transition from the previous Associate compensation plan to the new plan.  On a consolidated basis, distributor commissions as a percentage of net sales were 12% and 10% in the third quarter of 2010 and 2009, respectively.

Income taxes.  We did not record a provision for benefit for income taxes for the quarter ended September 30, 2010 based on our estimate of the effective annual income tax rate for 2010. During the third quarter of 2010, we identified certain tax credits and other adjustments that offset the provision for income taxes related to third quarter earnings. We recorded a benefit for income taxes of $43 during the quarter ended September 30, 2009 based on our estimate of the effective annual income tax rate for that period.

Net earnings (loss).  As a result of the factors described above, net earnings for the quarter ended September 30, 2010 were $133, or $0.01 per share, compared with a net loss of $152, or 0.01 per share, in the quarter ended September 30, 2009.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009 (000’s except per share amounts)

Net sales. Net sales for the nine months ended September 30, 2010 were $20,946 compared with net sales for the same period in 2009 of $19,262, an increase of $1,684 or 9%. This increase resulted from a $1,331 increase in net sales of Nutritional Products and a $353 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $1,524 while net sales of Nutritional Products to our Associate network decreased $193.

Licensees.  Net sales to our licensees increased as a result of increased shipments to CCI. While sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network, sales of our products to CCI increased $1,548 during the first nine months of 2010 due to CCI's increased purchases to maintain its inventories following significant reductions in purchases in 2009 to reduce its inventories.

Associate Network.  Net sales to our Associate network decreased approximately $193, or 4%, during the first nine months of 2010.  We attribute this decrease primarily to reduced levels of sponsorship of new Associates and increased Associate attrition, as further described above in the section entitled, Overview-Associate Network.

Medical products.  The growth in net sales of Medical Products resulted from increased sales both to new customers and to existing customers in this segment.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, increased $138 during the first nine months of 2010 compared to the first nine months of 2009.  Sales to this distributor in the first nine months of 2010 were approximately $2,880.

Cost of sales.  Cost of sales for the nine months ended September 30, 2010 was $10,612 compared with cost of sales in the first nine months of 2009 of $9,387, an increase of $1,225 or 13%. As a percentage of net sales, cost of sales was 51% in the first nine months of 2010 and 49% in the first nine months of 2009. As a percentage of net sales, gross profit decreased 2% primarily because of a change in sales mix.  During the first nine months of 2010, the sales mix associated with sales to our licensees contributed a lower gross margin than the corresponding sales mix in the first nine months of 2009.

General and administrative. General and administrative expenses for the nine months ended September 30, 2010 were $6,998 compared with expenses in the first nine months of 2009 of $7,567, a decrease of $569 or 8%. This decrease was primarily attributable to (i) decreased Associate network sales and marketing expenses, (ii) decreased Medical Products sales and marketing expenses and (iii) decreased facilities maintenance expenses.  As a percentage of net sales, general and administrative expenses were 33% and 39% in the nine months ended September 30, 2010 and 2009, respectively.

Distributor commissions. Distributor commissions were $2,046 for the nine months ended September 30, 2010 compared with distributor commissions of $1,840 in the first nine months of 2009, an increase of $206 or 11%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 46% in the first nine months of 2010 compared to 36% in the same period in 2009.  This percentage increase was mainly due to the adoption of a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions expense increased.  Also contributing to the increase in distributor commissions were additional commissions paid to certain Associates to facilitate the transition from the previous Associate compensation plan to the new plan.  On a consolidated basis, distributor commissions as a percentage of net sales were 10% in the first nine months of  2010 and 2009.

Income taxes.  We recorded a provision for income taxes of $296 and $114 during the nine months ended September 30, 2010 and 2009, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings (loss).  As a result of the factors described above, net earnings for the nine months ended September 30, 2010 were $517, or $0.02 per share, compared with a net loss in the first nine months of 2009 of $46, or $0.00 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. At September 30, 2010, all of our cash and cash equivalents were maintained in accounts that were either insured or secured by federal government agencies.  During the first nine months of 2010, we had a net increase in cash of $842 compared with a net decrease in cash of $1,455 in the first nine months of 2009.  At September 30, 2010, we had working capital of $5,376, a $700 increase from working capital at December 31, 2009 of $4,676.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first nine months of 2010, our operating activities provided cash flows of $1,119.  In the first nine months of 2009, our operating activities used cash flows of $535.  The primary source of cash provided by operating activities during the first nine months of 2010 was net earnings adjusted for depreciation and amortization, which together provided cash flows of $926. Our cash flows provided by operating activities were also affected by a $147 decrease in prepaid expenses, which primarily resulted from a reduction in prepaid federal income taxes, and a $193 decrease in accounts payable and accrued liabilities, which was primarily related to the timing of payments to suppliers.  In the first nine months of 2010, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation, deferred income taxes and loss on disposition of equipment, provided cash flows of $1,016 compared with providing cash flows of $475 in the first nine months of 2009.

Investing activities. During the first nine months of 2010, we used cash of $156 to purchase property and equipment, most of which was for use in our warehouse or quality control laboratory.

Financing activities. The principle financing activity during the first nine months of 2010 was the repayment of long-term debt in the amount of $116.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 4% of net sales during both the first nine months of 2010 and 2009.  We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $940,000 to our Canadian operations at September 30, 2010, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $94,000.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc.
Registrant

November 12, 2010	By:	/s/ Clinton H. Howard
Date	Its:	President and Chief Executive Officer

November 12, 2010	By:	/s/ Steven E. Brown
Date	Its:	Vice President-Finance and
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