Form 10-K
period 2010-12-31
RBC LIFE SCIENCES, INC.
filed 2011-03-15
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
 Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010:  $2,172,000
 Number of shares of common stock outstanding as of February 15, 2011:  22,228,834
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates. The marketing effort of our Associates involves person-to-person communication of information related to our products and the system by which our products are sold.  We believe this feature makes network marketing a more effective means of marketing our products than in-store retail sales where there is little or no direct explanation of product benefits. Network marketing provides financial opportunity to a broad cross-section of people, including those seeking to simply supplement other income, as well as those who desire a full-time home-based business.

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

Industry Overview

Nutritional Products. In the Nutritional Products business segment, we compete within two industries: nutrition and direct selling. The nutrition industry is highly fragmented and very competitive.  Companies in this industry manufacture and distribute products generally intended to maintain and/or enhance the body's health and general well being.  Products manufactured and distributed include (i) nutritional supplements, (ii) natural and organic foods, (iii) functional foods and (iv) natural and organic personal care and household products.  The majority of our net sales in this segment are sales of nutritional supplements.

According to the latest global market data published by the Nutrition Business Journal (“NBJ”), global nutrition industry sales increased 8% to $270 billion in 2008.  Of that $270 billion, nutritional supplements contributed $77 billion, while natural and organic foods contributed $71 billion, functional foods $95 billion, and natural and organic personal care and household products $27 billion. In 2008, total sales of Nutrition Products in our two largest markets, the U.S. and Russia/Eastern Europe, grew 8% and 23%, respectively.

NBJ reported that in 2009 the overall U.S. nutrition market grew 4% to $108 billion. Industry growth slowed in 2009 primarily as a result of the global economic downturn, although increased regulation was also cited as a contributing factor. NBJ estimates that the U.S nutrition market will grow by 6% to 8% each year through 2013.

We believe that there are a number of demographic, healthcare and lifestyle trends that continue to drive the growth of the nutrition industry, including:

•	The aging population, particularly the baby-boomer generation, combined with the tendency on the part of consumers to purchase more nutritional supplements as they age;

•	The general public's heightened awareness and understanding of the connection between diet and health;

•	Rising health care costs that lead many consumers to take preventive measures, including alternative medicines and nutritional supplements; and

•	The publication of research findings supporting the positive health effects of certain nutritional supplements.

Nutritional products are distributed through various market participants, which include the following:

•	Mass market retailers, including mass merchandisers, drug stores, supermarkets, and discount stores;

•	Natural health food retailers;

•	Network marketing;

•	Mail order;

•	Health care professionals and practitioners; and

•	The Internet.

Our primary distribution model is a network marketing system, which is a common form of direct selling. According to the latest data available from the World Federation of Direct Selling Associations (the "WFDSA"), the direct selling industry generated approximately $118 billion in worldwide retail sales in 2009, with approximately 74 million independent distributors. WFDSA statistics show that the U.S. continues to be the largest market for direct sales in the world. According to the Direct Selling Association (“DSA”), the U.S. member association of the WFDSA, the U.S. generated approximately $28 billion in annual retail sales in 2009 with approximately 16 million independent distributors. DSA statistics show that wellness products, which include nutritional supplements, accounted for 23%, and personal care products accounted for 21%, of the approximately $28 billion in annual retail sales generated in the U.S.

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

Our Medical Products generally fall into the advanced wound care and debriding product categories. These products are primarily used in the prevention and treatment of chronic wounds.

Competitive Strengths

Product Portfolio. We have developed a line of high-quality health products based on the demands of the industries within which we operate.  Our product lines feature proprietary products, newly developed products and products that have been available for many years.  We regularly review and if necessary improve our product formulations based on new scientific data, market demands and regulatory changes to ensure our product portfolio remains current and attractive to our customers, and satisfies regulatory requirements.

In-house Manufacturing. We manufacture certain proprietary raw materials for our exclusive use, including the key raw material used in our top-selling products, Microhydrin® and Microhydrin Plus®, which are Nutritional Products.  Together, these products accounted for 14% of consolidated net sales and 19% of Nutritional Products sales in 2010.  We believe that our ability to manufacture these proprietary raw materials is a competitive advantage for us because it allows us to better protect our proprietary technology and know-how, and better manage the quality of and costs associated with the production of our key raw materials.

Science-based Product Development. We emphasize science-based product development in the fields of nutrition and wound care.  We have developed substantially all of our products utilizing scientific data as the basis of product formulation.  Scientific data used includes published research, in-house and third-party research and sponsored research.  We maintain an on-going research and development effort that includes in-house personnel as well as third-party advisers including medical professionals.

Operating Flexibility. Other than the production of certain proprietary raw materials, we contract the production of all our products to third-party contract manufacturers.  This arrangement allows us to minimize capital expenditures, benefit from specialized expertise provided by the contract manufacturer and maintain operating overhead in line with sales.  We have found the marketplace for quality contract manufacturers to be competitive and attractive.  We utilize our own in-house quality control laboratories and personnel to monitor the performance of our third-party manufacturers to ensure they maintain a high quality of service.

Experienced Management Team. Our management team includes individuals with expertise in various managerial disciplines including nutrition, wound care, international business development, marketing, sales, operations, quality assurance, finance and information technology.

Business Strategy

We seek to grow our business by pursuing the following strategies:

Leverage and Expand our Relationship with CCI. Our largest customer is Coral Club International, Inc. (“CCI”), which is a licensee that distributes Nutritional Products in a territory comprised mainly of Russia and Eastern Europe.  Net sales to CCI accounted for approximately 55% of consolidated net sales in 2010. Net sales to CCI improved significantly in 2010, growing 23% over 2009 net sales, after declining 30% in 2009 due to difficult economic conditions in key geographic markets serviced by CCI.  Our objective is to support growth in this territory by supplying CCI with new products and providing operational and regulatory support.  We will continue to implement initiatives to accomplish these objectives and seek other ways to facilitate growth in this territory.

Attract and Retain Network Marketing Associates. We believe that the network marketing model is the most effective way to sell our Nutritional Products.  Our objective is to increase sales in this channel by increasing the attraction, recruitment, retention and productivity of our Associates.  We seek to accomplish these objectives by (i) providing training and support to new and existing Associates through various means, including the sponsorship of meetings and events and providing sales tools and resources at low or no cost, (ii) introducing new and/or improved products and (iii) providing financial incentives through the Associate compensation plan. In September 2009, we introduced a new Associate compensation plan to all of our Associates that we believe is financially rewarding to our existing Associate base and more attractive to potential new Associates than our previous Associate compensation plan. In late 2010, we introduced enhanced on-line tools that Associates may use to more effectively manage and monitor activity in their downline organizations. In 2011, we plan to introduce new Associate training materials, which are designed to enhance the effectiveness of new Associate training and provide improved information resources for existing Associates.

Expand Network Marketing into New Markets. We believe that significant growth opportunities for our Nutritional Products exist in new international markets. Before initiating sales in a new market, we consider a number of factors including anticipated demand for our products, market size, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. To the extent possible, we expect to seamlessly integrate our North American Associate compensation plan in each new market to allow Associates to receive commissions for global—not merely local—product sales. We believe the seamless integration of the Associate compensation plan significantly enhances our ability to expand internationally. During 2010, we began selling selected Nutritional Products in certain countries in Southeast Asia, primarily Taiwan, under a not-for-resale (“NFR”) program.  The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. Because the NFR program is seamlessly integrated with our North American Associate compensation plan, independent Associates in North America are able to expand their distributorships into the NFR markets.  We plan to establish a product distribution facility in Southeast Asia if sales increase sufficiently to justify a regional facility.

Expand Medical Products in Existing and New Markets. We believe there is significant opportunity to increase net sales of our Medical Products in the U.S. and international markets.  We have developed and continue to develop new market opportunities in the U.S. based on our expertise in the wound care market.  To this end, we expect to (i) increase our field sales force, which was expanded in late 2010 and early 2011 to add a national accounts manager and two employed field sales representatives, (ii) introduce new products, (iii) provide training and other support to our field sales force and the sales force of key distributors and (iv) increase the body of clinical data supporting the safety and efficacy of our products.  In addition, we continue to work with third parties to facilitate the expansion of Medical Products distribution into international markets. In December 2010, we engaged a manufacturer representative based in Puerto Rico who is expected to support distribution of Medical Products in Puerto Rico and certain South American markets.

Develop Improved and New Products. As a distributor of health products, we believe that it is vital to improve existing products and to develop new and innovative products.  We expect to use our existing resources and, to the extent we deem prudent, invest additional resources, to identify opportunities for new and improved products.  Our product development activities will continue to center around the development and introduction of science-based products in response to newly released clinical and other scientific data, new technology and customer preferences.

Products

The Nutritional Products segment, which accounted for 77%, 75% and 79% of consolidated net sales in 2010, 2009 and 2008, respectively, markets nutritional supplements and personal care products under the RBC Life brand name.  The Medical Products segment markets wound care products under the MPM Medical brand name.  For additional information related to these industry segments, please see Note N to our consolidated financial statements beginning on page F-1 of this report.

Nutritional Products. We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  These products may be broadly categorized as: (i) wellness products, (ii) fitness products and (iii) skin care products.  Featured products include:

•	Microhydrin and Microhydrin Plus – powerful, broad-spectrum antioxidants;

•	NeuroBright® – introduced in August 2009, this product supports healthy brain function and enhances energy and acuity;

•
Organic spirulina – sold in powder, tablet, capsule and, in combination with other ingredients, bar forms, a nutritious algae that provides a complete range of vital nutrients and a higher percentage of easily digested protein than meat;

•	OliViva® – made from freshly harvested olive leaves, an antioxidant beverage that supports the immune system, increases energy and supports the cardiovascular system;

•	ColoVada Plus® – an effective fourteen-day colon cleansing program that has been widely used for more than 20 years;

•	HydraCel® – a product that improves the quality of drinking water by reducing surface tension for increased hydration and making water more alkaline;

•	24 Seven® – a daily multivitamin/mineral supplement;

•	Immune 360® – a product to nourish and support the function of the immune system;

•	Digestion Formula – a combination of digestive enzymes to supplement the decline of enzymes that naturally occurs with aging; and

•	C7® – a science-based skin care product collection that incorporates ingredients with unique benefits.

Our primary products are antioxidant products marketed under the trade names Microhydrin and Microhydrin Plus, which collectively accounted for approximately 14% and 16% of consolidated net sales in 2010 and 2009, respectively.  No other product accounted for more than 10% of our sales.  Our finished products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control.  We maintain quality control of our products through our in-house laboratories as well as through the manufacturing and laboratory facilities of our third-party suppliers.  Our manufacturing and distribution practices are in compliance with current good manufacturing practice regulations as established by the FDA.

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

We established a manufacturing facility in June 2002 to produce certain key raw materials that were formerly sourced from a third-party supplier.  Through the establishment of this facility, we developed our own proprietary manufacturing processes, improved the quality of key raw materials used in our product line and expanded the range of  raw materials available to us.  We provide raw materials manufactured by us to third-party manufacturers for their use in producing our finished products.  Our proprietary raw materials represent key ingredients used in our top-selling products, Microhydrin and Microhydrin Plus, as well as NeuroBright and HydraCel.

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

We currently market a line of approximately 28 wound care products.  Certain wound care products, which account for approximately 89% of Medical Products sales, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions.  These products include cleansers, dressings, hydrogels, calcium alginates, moisture barriers, antimicrobials and a unique hydrogel wound dressing with Lidocaine.  Our other wound care products, which represent approximately 11% of Medical Products sales, are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain and itching in the skin and the internal mucosa caused by radiation reactions or reactions to certain cancer medications.

Manufacturing and Product Sourcing

We manufacture certain proprietary raw materials used in the production of many of our Nutritional Products.  Included in the raw materials we produce is silica mineral hydride, the key ingredient used in production of our top-selling products Microhydrin and Microhydrin Plus.  These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use.  Our manufacturing operations are conducted at our headquarters located in Irving, Texas.

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

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2010, 2009 and 2008, please see Note N to our consolidated financial statements beginning on page F-1 of this report.

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

Our sales in these markets are dependent upon the number and productivity of our Associates.  Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  We had approximately 10,700 and 9,100 active Associates at December 31, 2010 and 2009, respectively.  We consider an Associate active if he/she has placed an order within the previous 12 months.

In March 2010, we began selling selected Nutritional Products in Taiwan under our NFR program.  In August 2010 and October 2010, we expanded distribution under the NFR program to Brunei and Singapore, respectively. The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The principle difference between an NFR program customer and a North American Associate is that Associates in North America may resell the products that they purchase from us whereas NFR program customers cannot. However, an NFR program customer can sponsor a new NFR program customer, who is then able to purchase products directly from us. Because of the similarities between NFR program customers and North American Associates, we consider an NFR program customer to be equivalent to an Associate.

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

Associates. A person who wishes to become an Associate must complete an application under the sponsorship of an existing Associate.  The new Associate then becomes part of the sponsoring Associate's organization.  New Associates sign a written contract and agree to adhere to policies and procedures that govern the activities of Associates.  Associates are independent contractors and not our employees.  An Associate has the right to purchase products at wholesale, sponsor new Associates and earn compensation in accordance with the Associate compensation plan.  While some Associates sell products and recruit new Associates on a full-time basis, most engage in these activities on a part-time basis or only purchase our products for personal consumption.

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

Commissions are based on the total monthly sales by the Associate and his or her downline organization.  As an Associate's business expands from successfully sponsoring new Associates into the business, who in turn expand their own businesses, an Associate can earn higher commissions.  Most commissions are paid to Associates monthly.

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

We also use the Internet to support our Associates and enhance communication with them.  Through our multimedia website, Associates can obtain information about us and our products.  They can also obtain other current information such as new product announcements, descriptions of product specials and sales promotions and other marketing and training materials.   In addition, Associates have the ability to sponsor new Associates and to place orders through our website.  To help our Associates effectively manage their businesses, we allow them to obtain a wide-range of information related to their downline organization directly from our database, which can be accessed through our website.

Compliance. On occasion, Associates fail to adhere to our Associate policies and procedures.  We systematically review reports of alleged Associate misconduct.  Infractions of the policies and procedures are reviewed by a compliance committee that determines what disciplinary action may be warranted in each case.  If we determine that an Associate has violated any of our Associate policies and procedures, we may take a number of disciplinary actions.  For example, we may terminate the Associate's purchase and distribution rights completely or impose sanctions, such as warnings or probation.  We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied or take other appropriate actions at our discretion.

Returns. Our product return policy allows retail customers to return the unused portion of any product to the Associate who sold them the product for a full cash refund.  We reimburse the Associate with a replacement product or a credit on account upon receipt of proper documentation and the return of the remaining product.

Nutritional Products returned by Associates that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid.  Returned product that was damaged during shipment to the customer is 100% refundable.  Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  For the years 2010, 2009 and 2008, returns were less than 1% of Nutritional Products sales.

Licensees

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets.  Under these arrangements, the licensees purchase products from us for distribution in their territories, and, in most cases, pay us a monthly royalty based on sales of our products in their territories.  Most of our sales under these arrangements are to CCI, which has exclusive distribution rights in a territory comprised mainly of Russia and Eastern Europe.  Sales to CCI were 55%, 50% and 59% of consolidated net sales in 2010, 2009 and 2008, respectively.  Under arrangements with other licensees, our products are also distributed in other international markets including Western Europe, United Arab Emirates and Indonesia.

Pursuant to these arrangements, the licensees, who are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories, which is generally accomplished through network marketing.  The independent distributor networks of licensees using the network marketing distribution model have similar characteristics to the Associate network in the U.S. and Canada, and the distributors are compensated through a similar compensation plan as that used by us for our Associates.  All of the license agreements with our licensees require the licensees to purchase minimum annual amounts from us in order to retain their exclusive rights.

Medical Products Distribution

Sales force. At December 31, 2010, the MPM Medical sales force consisted of six full-time sales representatives and approximately 14 manufacturer representatives assigned to specific geographic territories within the U.S.  This compares to a sales force at December 31, 2009 that consisted of five full-time sales representatives and approximately 14 manufacturer representatives. In January 2011, we hired two additional full-time sales representatives.

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

Many potential customers for wound products have become members of group purchasing organizations (“GPOs”) in an effort to reduce costs.  GPOs negotiate pricing arrangements with health care product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members.  We generally do not solicit GPOs because, in most cases, we do not offer a product range that is broad enough to effectively compete in the wound care product category.   During 2010, however, we were awarded three-year contracts with two GPOs, which provide MPM sales representatives the opportunity to present our wound care products to and solicit sales from members of these GPOs. With respect to potential customers that are members of GPOs with which we do not have a contract, because our product line includes certain specialty products that are not generally offered through GPOs, our sales force is able, with varying degrees of success, to solicit sales of our products that these potential customers cannot purchase through their GPO.  In addition, our sales force calls on other potential customers such as specialty distributors, which include distributors that supply products and services reimbursed under Part B of Medicare and health care providers that service specialty markets such as the oncology market and the home health care market. Other than the GPO contracts described above, we do not have long-term supply contracts with any of our customers, dealers or distributors.

Since 2004, a medical/surgical dealer has significantly expanded its business and, as a result, increased its purchases of our wound care products.  This dealer distributes our Medical Products and provides services mainly to nursing homes, which obtain reimbursement for the price of products from Medicare.  This dealer accounted for 61%, 62% and 64% of Medical Products net sales in 2010, 2009 and 2008, respectively.

Third-Party Reimbursement. Most of our Medical Products are purchased by health care providers for use on patients in their care.  In most cases, these health care providers obtain reimbursement for the cost of our products from various third-party payers, including Medicare, Medicaid, private insurance plans and managed care organizations.  In response to national attention focused on health care, significant health care reform initiatives have been adopted and others have been proposed that may affect the availability and amount of third party reimbursements.  Also, in an effort to control rising health care costs, there have been, and may continue to be, proposals by legislators, regulators and third-party payers to curb these costs.  We believe that presently available third-party reimbursement is adequate to support the market for our products; however, continued demand for our Medical Products is partially dependent upon the extent of available reimbursement for these products.

Returns. Generally, unused Medical Products may be returned up to six months from the date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  For the years 2010, 2009 and 2008, returns were less than 1% of Medical Products sales.

Trademarks, Patents or Other Intellectual Property

We have trademark registrations in the U.S. and certain foreign jurisdictions of the Company name, RBC Life Sciences®; our Nutritional Product brand name, RBC Life®; our former name, Royal BodyCare®; our logo and certain key product names including Microhydrin, Colo Vada Plus, C7, Immune 360 and OliViva. We also have trademark registrations in the U.S. of certain other key product and product ingredient names such as NeuroBright, Microhydrin Plus, HydraCel, Regenecare®, Oramagic®, RediaPlex® and Normlshield®.  In addition, we have trademark applications pending in the U.S. and certain foreign jurisdictions for other key trade dress used by us.  As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual.  We also rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide the same level of protection as afforded by a U.S. federal registration of a trademark.  Also, common law trademark rights are limited to the geographic area in which the trademark is actually used.  These trademarks are useful in achieving brand recognition within our industries.

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

We do not maintain inventory in anticipation of product orders from our licensees.  Under the terms of our license agreements, the licensee is generally required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and must allow two to three months for delivery.  In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account.  However, we do not recognize sales until the products are shipped.  Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment.  Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests.  Backlog was approximately $6,548,000 and $5,761,000 at December 31, 2010 and 2009, respectively.  We expect substantially all of the backlog at December 31, 2010 to be filled during 2011.

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

Our Medical Products also face heavy competition.  In the wound care product market, we compete against a number of companies, most of which are significantly larger, have far greater financial resources and have broader name recognition.  As with our Nutritional Products, we place a high degree of emphasis on new product development to ensure our product line remains current with developing trends and new scientific evidence.  We endeavor to compete by offering a range of high quality products, which are unique and effective, at competitive prices.

Research and Development

From time to time, we have contracted with scientists at universities, medical colleges and private research organizations to conduct pilot studies to evaluate the safety and functions of our products.  Most of these studies have been conducted to evaluate the safety and functions of Microhydrin or Microhydrin-based formulations.  We have also engaged several studies to evaluate the efficacy of certain of our wound care products distributed to the oncology market.  Amounts expended by us to fund these studies have not been significant.

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

The FDCA permits dietary supplement products to include truthful, non-misleading and substantiated statements of nutritional support.  Such claims include: (i) statements that claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the U.S.; (ii) statements describing general well-being resulting from consumption of a dietary ingredient; (iii) statements that describe the role of a nutrient or dietary ingredient intended to affect the structure or function of the body; and (iv) statements that characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function.  These claims are also known as “structure/function” claims.  A dietary supplement that includes a structure/function claim on its labeling is required to include a disclaimer stating that the FDA has not evaluated the claim, and the manufacturer must notify the FDA of the use of such claim.

The FDA distinguishes between statements of nutritional support, including structure/function claims, which do not require prior FDA approval, and claims that a product is intended to prevent, treat, cure, mitigate or diagnose disease, otherwise known as a “drug claims,” which do require prior FDA approval.  It is the intended use of a product that is determinative, and intended use can be derived from various sources, including labeling and advertising claims.  The making of a drug claim in relation to a dietary supplement may result in the product being declared an unapproved new drug in violation of the FDCA.  The FDA has issued a regulation intended to clarify the distinction between permissible structure/function and impermissible drug claims.  While in some cases there is no clear distinction between the two, we believe that the labeling and advertising of our dietary supplements complies with these regulations.  We do not make drug claims for any of our dietary supplements.

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

In June 2007, as authorized by DSHEA, the FDA adopted good manufacturing practice regulations (“GMPs”) specifically for dietary supplements, which regulations are applicable to those who manufacture, package, label or hold dietary supplements. These new GMPs are more onerous than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMPs for drugs.  As a small business, our effective compliance date under the new GMPs was June 2009.  Under these regulations, we are responsible to comply with GMPs applicable to the activities in which we engage, i.e. the holding and distribution of dietary supplements. We believe our practices are in compliance with these GMPs, but there can be no assurance that our operations or the manufacturing and distribution practices of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.  We have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

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

Most of our Medical Products are regulated under the FDCA as medical devices.  Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  The class to which a device is assigned determines, among other things, the type of premarket submission or application required for marketing.  Device classification depends on the intended use of the device and upon a product's indications for use.  Most of our medical devices are classified as Class I, and we do not now nor do we intend to market any Class III medical devices.

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

Advertising of products in the U.S. is subject to regulation by the FTC under the FTC Act.  The FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  The FTC Act also provides that the dissemination of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC’s substantiation doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.  The FTC typically requires claims concerning the efficacy or safety of drugs and foods, including dietary supplements, to be supported by competent and reliable scientific evidence which is defined as tests, analyses, research, studies, or other evidence based on the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted in the profession to yield accurate and reliable results.  Generally, the amount and type of evidence that will be sufficient is what experts in the relevant area of study would consider to be adequate.  The FTC has issued a Dietary Supplement Advertising Guide for Industry that describes the amount and type of evidence the FTC will consider adequate for a dietary supplement.  Advertising of our products is also regulated by state and local authorities under the various state consumer protection and consumer fraud acts.  We believe that we have the necessary documentation to support our advertising and promotional claims.

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

In Canada, most of our Nutritional Products are classified as natural health products (“NHPs”).  The safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution and sale of NHPs are subject to regulation by Health Canada. Effective January 1, 2004, NHPs in Canada became subject to new requirements under the Natural Health Product Regulations. Under these regulations, each NHP must have a product license issued by Health Canada before it can be sold in Canada, subject to certain transition periods.   The Canadian regulations require that all premises used for manufacturing, packaging, labeling and importing drugs and NHPs have a site license, which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

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

Prior to importing and distributing our products in international markets, our licensees are generally required to obtain approvals, licenses, or certifications from a country's department of health or comparable agency. Applications to request these approvals may require the submission of significant amounts of information related to product manufacturing processes and ingredients, which in many cases we must provide. After submission of the applications, final approvals may be conditioned on reformulation of our products for the market or may be withheld with respect to certain products or product ingredients. Licensees are also required to comply with local product labeling and packaging regulations that vary from country to country. We would be subject to similar regulatory requirements prior to commencement of operations in any new international market. The level of regulatory burden associated with a foreign country is a factor we consider prior to commencing operations in that country.

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

Network Marketing.  Our network marketing program is subject to laws and regulations in each country in which we operate.  Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on sales of the enterprise's products, rather than investments in the organization or other non-retail sales related criteria.   These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases.  In addition to federal regulation by the FTC in the U.S., each state has enacted its own “Little FTC Act” to regulate sales and advertising.  We actively strive to comply with all applicable state, federal and foreign laws and regulations affecting this distribution channel.  We believe that our network marketing system satisfies the standards and case law defining a legal marketing system; however, the regulatory and legal requirements concerning network marketing systems do not include “bright line” rules and are inherently fact-based.

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

Transfer Pricing.  In the U.S. and other countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or foreign entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We have adopted transfer pricing arrangements with our subsidiaries that we believe are in compliance with all applicable transfer pricing laws. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our results of operations would be adversely affected if our foreign tax credit was limited on our U.S. federal income tax return. There can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which as a result, may require changes in our operating procedures.

Employees

As of December 31, 2010 and 2009, we had 72 and 78 employees, respectively.  We do not foresee a significant change in the number of our employees during 2011.

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

Item 1A.    Risk Factors.

Please carefully consider the following risk factors, which could materially adversely affect us.  The fact that some of these risk factors may be the same or similar to those that we have filed with the SEC in past reports means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industries in which we operate and will likely be present in all periods. The fact that certain risks are endemic to these industries does not lessen their significance.  Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

If we lose existing Associates more rapidly than we recruit new Associates, net sales from our Associate network will decrease.

In 2010, 2009 and 2008 net sales from our Associates contributed 21%, 24% and 19%, respectively, of our consolidated net sales.  In the Associate network channel, we distribute all of our products through independent Associates and we depend on them to generate all of our net sales. Our Associates may terminate their services at any time, and, like most network marketing companies, we experience high turnover among Associates from year to year. As a result, in order to maintain sales in the future, we need to retain existing Associates and recruit additional Associates. To increase net sales, we must increase the number of and/or the productivity of our Associates.

Net sales from our Associate network increased 0.2% and 4% in 2010 and 2009, respectively, but declined 17% in 2008.  While we take many steps to help train, motivate and retain Associates, we cannot accurately predict how the number and productivity of Associates may fluctuate because we rely primarily upon our Associates to recruit, train and motivate new Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.  Several factors affect our ability to attract and retain Associates, including:

•on-going motivation of our Associates;

•	perception of our products, service level and business opportunity among our Associates and within our industry
•significant changes in the amount of commissions paid;
•general business and economic conditions;
•public perception and acceptance of the nutritional supplement industry and network marketing;
•public perception and acceptance of RBC and our products;
•the limited number of people interested in pursuing network marketing as a business;
•our ability to provide products that satisfy market demands; and
•competition in recruiting and retaining active Associates.

The new Associate compensation plan may not attract new Associates and may increase the turnover of existing Associates.

In September 2009, we introduced a new Associate compensation plan to all of our Associates.  While we believe the new compensation plan is more attractive to potential Associates than our former plan, there is no assurance that the new plan will encourage increased sponsorship of new Associates or that existing Associates, who were previously compensated under the former plan, will receive the new plan favorably and, accordingly, continue to participate as active Associates of the Company.  To affect the transition of existing Associates from the former compensation plan to the new compensation plan, we implemented a 12-month, performance-based commission subsidy program that allowed existing Associates to become accustomed to the new plan without a significant decrease in commission income.  Prior to the end of this 12-month period, we extended the program for an additional 12 months. Accordingly, the rate of acceptance of the new plan will not be known until this 24-month period ends in August 2011.  From September 2009 through December 2010, the number of newly sponsored Associates slightly exceeded existing Associate attrition thereby increasing the number of active Associates by approximately 1%. An increase in turnover of existing Associates and/or the failure of the new compensation plan to continue to encourage increases in sponsorship of new Associates would adversely affect our results of operations and financial condition.

Two of our customers constitute a significant portion of our sales.

In 2010 and 2009, two of our customers accounted for approximately 69% and 65%, respectively, of consolidated net sales. One customer, CCI, a licensee that distributes Nutritional Products primarily in Russia and Eastern Europe, accounted for approximately 55% and 50% of consolidated net sales in 2010 and 2009, respectively.  The other customer, a medical/surgical dealer that distributes Medical Products and provides services to the long-term care market, accounted for approximately 14% and 15% of consolidated net sales in 2010 and 2009, respectively.  Accordingly, a loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition.  Factors that could adversely affect our sales to these customers include, but are not limited to, the continued negative effects of global economic conditions, additional unfavorable changes in market conditions in the markets serviced by these customers, changes in government regulations that affect sales in markets serviced by these customers, competition from other entities that sell similar products in markets serviced by these customers or an unfavorable change in our business relationship with these customers.  The president of CCI beneficially holds approximately 18% of our outstanding common stock and served as a member of our Board of Directors until June 2004.

Two of our products constitute a significant portion of our net sales.

Two of our Nutritional Products, Microhydrin and Microhydrin Plus, constitute a significant portion of our sales, accounting for approximately 14%, 16% and 15% of net sales in 2010, 2009 and 2008, respectively. If the demand for these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering these products for any reason without a suitable replacement, then our financial condition and operating results would be harmed.

Our plan to expand operations into international markets subjects our business to political, economic, legal and other risks.

In 2010 we initiated sales in certain countries located in Southeast Asia under an NFR program. We plan to establish operations in one or more of these countries if projected sales volumes grow to a level that justifies the establishment of in-country distribution. We believe that our ability to achieve future growth is dependent in part on our ability to expand internationally. However, there can be no assurance that we will be successful in establishing operations in any international market, or that new international markets will be profitable. We must overcome significant regulatory and legal barriers before commencing operations in any international market. It is difficult to assess the extent to which our products and sales techniques will be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere. We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we will be able to successfully reformulate our products in any current or potential international markets to meet local regulatory requirements or to attract local customers. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner. In many market areas, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, or to make it more difficult for us to attract qualified Associates. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our network marketing system.

Net sales of our Nutritional Products are dependent upon an independent sales force and third-party licensees, and we do not have direct control over the marketing of our Nutritional Products.

We rely on non-employee, independent Associates and third-party licensees to purchase, market and sell our Nutritional Products. Licensees, which accounted for 56%, 51% and 60% of our consolidated net sales in 2010, 2009 and 2008, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements.  Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products.  Licensees are also responsible for all marketing and sales activities in the licensed territories.  Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and future sales volume will depend in large part upon their success in the importation, marketing, sales and distribution of our products in the licensed territories.

Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically engage in the distribution of our products on a part-time basis and will likely engage in other business activities, some of which may compete with us. We have a large number of Associates in relation to the size of the corporate staff that implements our marketing programs and provides motivational support to our Associates. We undertake minimal effort to provide individual training to Associates.  Accordingly, there can be no assurance that our distributors will participate in our marketing strategies, plans or Associate compensation plan or accept our introduction of new products.  Associates may voluntarily terminate their agreements with us at any time and there is typically significant turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates. Associate net sales are directly dependent upon the efforts of these non-employee, independent Associates and future sales volume will depend in large part upon our success in maintaining or increasing the number of new Associates and improving the productivity of the Associates.

Adverse economic conditions may harm our business.

Our business, financial condition and results of operations may be affected by various general economic factors and conditions. Periods of economic slowdown or recession in any of the countries in which we operate or in which our products are marketed and sold could lead to a decline in the use of our products and therefore could have an adverse effect on our business. The recent global economic downturn and the related uncertainty with respect to the timing and extent of economic recovery pose a risk as consumers and businesses, including healthcare providers, may postpone spending, or seek new ways to eliminate spending, in response to uncertain and challenging economic conditions.  Other risks related to an economic downturn include foreign currency exchange rate fluctuations, insolvency of key suppliers and customer insolvencies.  We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, or the markets that may continue to be impacted by these general economic conditions. If the markets for our products significantly deteriorate due to economic conditions, our business, financial condition and results of operations may be materially and adversely affected.

Changes in customer preferences and demand could negatively impact our operating results.

Our business is subject to changing customer preferences and demand.  The industries in which we operate are characterized by changes in demand for existing products and demand for new products and enhancements.  Our success depends in part on our ability to anticipate and respond to these changes.  Our failure to accurately predict these trends could negatively impact customer opinion of our products, which in turn could harm our customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

•accurately anticipate customer needs;
•innovate and develop new products or product enhancements that meet these needs;
•successfully commercialize new products or product enhancements in a timely manner;
•price our products competitively;
•manufacture and deliver our products in sufficient volumes and in a timely manner;
•differentiate our product offerings from those of our competitors; and
•satisfy government regulations related to the manufacture, labeling, sale and distribution of our products.

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

Most of our Medical Products are classified as medical devices under FDA regulations.  Before certain medical devices can be sold, they require premarket review and clearance by the FDA, which is generally accomplished through the 510(k) premarket notification procedure. Clearance through this procedure requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status.  There is no assurance that the FDA will act favorably or quickly in its review of any 510(k) submissions, or that we will not encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude the sale of new products in the U.S.  Any delays or failure to obtain FDA clearance or approvals of new products we develop, or the costs of obtaining FDA clearance or approvals, could have an adverse effect on our business, financial condition and results of operations. We do not have any submissions pending approval and none are presently being prepared.

Growth of Medical Products sales depends in part upon the availability of adequate third-party reimbursement.

The continued growth of our Medical Products segment will depend in part on the availability of adequate reimbursement to health care providers who use our products from third-party health care payers, such as Medicare, Medicaid, private insurance plans and managed care organizations. At present, third-party payers increasingly are challenging the pricing of medical products and services. Also, in response to national attention focused on health care, significant health care reform initiatives have been adopted and others have been proposed that may affect the availability and amount of third party reimbursements. Accordingly, reimbursement may not be at, or remain at, price levels adequate to allow health care providers to realize an appropriate return on the purchase of our products. In addition, third-party payers may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available.  Should adequate reimbursement from third-party payers become restricted or unavailable, our business, financial condition and results of operations could be adversely affected.

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

A violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Associate compensation plan or the sale of our products by Associates in foreign markets where our products are not approved for sale could adversely affect our business.

New Associates sign a written contract and agree to adhere to our Associate policies and procedures. Although these policies and procedures provide direction to our Associates regarding acceptable sales and marketing activities, including prohibiting Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our products or our marketing program. They also may sell our products in international markets where our products are not approved for sale or make statements regarding potential earnings, product claims or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies or state attorneys general or negatively affect our ability to sell our products in foreign markets. We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates. There can be no assurance that our efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition and results of operations.

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

The FDA has adopted GMPs relating to the manufacture, packaging and holding of dietary supplements.  These GMPs, which became effective for us in June 2009, establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. These GMPs also include requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as requirements for maintaining records and for handling consumer complaints related to GMPs.  The adoption of these GMPs has increased the cost of our products and may result in additional cost increases in the future.  In addition, there is no assurance that all of our current suppliers will be able to comply with these GMPs.  To the extent any current supplier is unable to comply, we will be required to find an alternate source of supply.  As suppliers comply with these new regulations they may incur additional compliance costs that will be passed on to us.  These factors could affect our business, financial condition and results of operations.

In markets outside the U.S., we, or a licensee, as the case may be, may be required to obtain approvals, licenses or certifications from a country's ministry of health or a comparable agency prior to importing our products. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  In addition, changes to laws, regulations or standards governing the issuance of these approvals and licenses may adversely affect the ability of our products to be imported, which could affect our business, financial condition and results of operations.

Network marketing systems such as ours are subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. We are subject to the risk that, in one or more of our present or future markets, the marketing system used by us or one of our licensees could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the risks associated with intense competition from larger, wealthier and more established competitors.

We face intense competition in the business of distributing and marketing Nutritional Products and Medical Products.  Numerous competitors compete actively for customers and, in the case of other network marketing companies, for Associates.  Many of our competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and more developed distribution channels than we do. We currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. There can be no assurance that we will be able to compete successfully in this intensely competitive environment.

We are also subject to significant competition from other network marketing organizations for the time, attention and commitment of new and existing Associates. Because the network marketing industry is not particularly capital-intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who compete with us for our Associates. In addition, the fact that our Associates may easily enter and exit our network marketing program contributes to the level of risk that we face from competitors.  The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market, and it is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe we offer an attractive opportunity for Associates, there can be no assurance that other network marketing companies will not be able to recruit our existing Associates or deplete the pool of potential Associates in a given market.

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

During 2002, we developed proprietary formulations and manufacturing processes to produce certain raw materials, which are principal ingredients in our leading products.  We have not filed for patent protection related to our proprietary formulations or manufacturing processes.  Therefore, there can be no assurance that another company will not replicate one or more of our products and thereby adversely affect our business, operating results or financial condition.

We are subject to risks associated with our reliance upon information technology systems.

Our success is dependent in part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service, technical support and an interactive website for use by our Associates.  We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies that we may encounter in the future may result in interruptions to our services and may damage our relationships with, or cause us to lose, our Associates, licensees or customers, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected in a timely manner, if at all. Despite our precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our net sales and profits.

Our future financial results could be adversely impacted by asset impairments.

We test our goodwill, which is related to the Nutritional Products segment, for impairment at the end of each year, or on an interim basis if events occur or circumstances change that might indicate a reduction of the fair value of the reporting unit below its carrying value.   No impairment losses have been recognized as a result of this testing; however, no assurance can be given that an impairment charge will not be required in future periods.  The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on reported financial results for the period in which the charge is taken.

Changes in conditions in foreign territories and exchange rate fluctuations affect our foreign operations and could reduce our net sales and earnings.

In 2010, approximately 62% of consolidated net sales came from foreign territories.  Of this 62%, 4% and 2% were generated from our Canadian operation and NFR program, respectively, while the remainder came from foreign territories through export sales primarily to our licensees who are subject to license agreements with us.  We intend to continue to expand foreign sales of our products, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws, regulations and policies that govern the importation, distribution and sale of foreign-made products.  While transactions with our licensees and customers in NFR markets are denominated in U.S. dollars, exchange rate fluctuations can have a significant impact on the ability of customers to purchase our products and of our licensees to conduct successful businesses in the licensed territories.  Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or overall financial condition.

Taxation and transfer pricing considerations affect our international operations.

Our principal domicile is the U.S. Under tax treaties, we are eligible to receive foreign tax credits in the U.S. for taxes actually paid abroad.  Because we have foreign operations, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations. We have adopted transfer pricing arrangements with our subsidiaries to regulate intercompany transfers, which arrangements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services and contractual obligations, such as the payment of Associate incentives. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our operating results would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

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

Our common stock trades on the OTC Bulletin Board and on the OTCQB, which is operated by the OTC Markets Group Inc., and there is a limited public trading market for our common stock.  There can be no assurance that an active public trading market for our common stock will be sustained. If for any reason an active public trading market does not continue, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.

The beneficial ownership of a significant percentage of our common stock gives Clinton H. Howard effective control and limits the influence of other shareholders on important policy and management issues.

My Garden, Ltd., a limited partnership controlled by Clinton H. Howard who is the Company's founder, Chief Executive Officer and Chairman of the Board, owned 42% of our outstanding common stock at December 31, 2010. Collectively with My Garden, Ltd.'s stock ownership, Mr. Howard beneficially owned 44% of our outstanding common stock at December 31, 2010.  By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and warehousing and distribution operations.  This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $1.9 million as of December 31, 2010. We use this facility for both the Nutritional Products and Medical Products business segments.

Until expiration of the lease on June 30, 2010, we leased administrative and distribution facilities in Burnaby, British Columbia to support distribution operations in Canada at an annual rental of approximately $89,000.  Upon expiration of this lease, we relocated Canadian distribution operations to our U.S. facility and leased new Canadian administrative offices in Burnaby, British Columbia. We lease these offices on a month-to-month basis at a annualized rental of approximately $38,000. The Canadian facility is used only for the Nutritional Products business segment.

We believe these facilities are suitable and adequate in relation to our present and immediate future needs.

Item 3.    Legal Proceedings.

From time to time we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts we believe are adequate. We also believe that Associate compliance is critical to the integrity of our business; we therefore actively enforce our agreements with Associates.  As a result, we periodically become involved in Associate compliance actions and consider these actions routine and incidental to our business.  These compliance actions may from time to time involve litigation. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 4.    Removed and Reserved.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTC Bulletin Board and on the OTCQB, which is operated by the OTC Markets Group Inc.  The following reflects the range of high and low bid quotes for our common stock for each calendar quarter during each of the past two years.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
HIGH	$0.28	$0.38	$0.41	$0.37
LOW	0.20	0.22	0.25	0.25

2009
HIGH	$0.50	$0.42	$0.41	$0.35
LOW	0.24	0.15	0.27	0.11

As of March 1, 2011 there were approximately 581 holders of our common stock.  Since our inception, we have paid no dividends on our stock.  We do not anticipate that we will pay dividends in the foreseeable future.

We did not sell any of our equity securities that were not registered under the Securities Act of 1933 during 2010.  We also did not repurchase any of our equity securities during the fourth quarter of 2010.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Earnings Data:
Net sales	$28,157	$24,925	$30,409	$27,029	$21,697
Earnings (loss) before income taxes	891	(324)	2,677	2,689	714
Net earnings (loss)	558	(335)	1,616	1,692	436
Net earnings (loss) per common share – diluted	0.02	(0.02)	0.07	0.08	0.02
Balance Sheet Data:
Cash and cash equivalents	4,220	3,972	4,973	6,369	3,220
Working capital	5,513	4,676	5,275	3,539	1,935
Total assets	18,344	18,613	19,766	19,158	13,639
Long-term obligations	1,896	2,052	2,196	2,332	2,924
Shareholders' equity	9,876	9,219	9,387	7,578	5,607

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

Industry-wide factors that affect us and our competitors include the aging population, who tend to purchase more nutritional supplements as they age; the general public's heightened awareness and understanding of the connection between diet and long-term health; and a growing interest in natural alternatives related to prevention of illness. We expect these trends to continue. In addition, the recent economic downturn has likely increased the desire of individuals to seek a second source of income through a network marketing opportunity, although potentially offsetting that trend is the downturn's negative impact on consumer spending and disposable income.

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

Industry-wide factors affecting this segment include the increasing prevalence of chronic wounds, which is driven by the large and growing elderly, diabetic and obese populations as these groups are more likely to suffer from chronic wounds. However, the increasing national focus on rising healthcare costs continues to provide impetus for third-party payers, including government-related payers such as Medicare, to challenge the pricing of medical products and services. We expect these trends to continue.

Net sales.  Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2010		2009		2008
			(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$15,663	56%	$12,839	51%	$18,375	60%
Associate network	5,950	21%	5,940	24%	5,686	19%
	21,613	77%	18,779	75%	24,061	79%
Medical Products	6,544	23%	6,146	25%	6,348	21%
	$28,157	100%	$24,925	100%	$30,409	100%

Licensees.  We sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory.  For the most part, licensees are required to distribute our products in their territories through network marketing.   We do not maintain inventory to fulfill licensee orders; licensees are generally required to pay us a 50% deposit with their orders and then pay the balance when products are ready to ship. We recognize sales when we ship products to the licensees.  In general, licensees also pay us a monthly royalty based on sales in their territories.  We record these royalties as sales.  Gross profit on net sales to licensees is significantly less than on sales to our Associate network because we do not pay Associate commissions or incur other expenses related to marketing or distribution in the licensed territory.

Our net sales in this distribution channel are dependent upon the licensee's success in building the market for our products in the licensed territory. Factors that may affect the success of our licensees include (i) global and regional economic conditions, which can impact customer spending practices and the licensee's ability to appropriately finance and operate its business; (ii) changes in currency exchange rates, which can impact licensee profit margins; (iii) the licensee's ability to attract new Associates and retain existing Associates to sell and consume products, which requires the implementation of effective marketing, sales and support programs by the licensee; and (iv) competition from other suppliers of nutritional supplements and other network marketing companies operating in the licensee's territory. We support the business of our licensees by making available to the licensee high-quality products, innovative new products, technical information required to obtain product approvals in the licensee's territory and materials related to marketing, sales and support programs used in North America.

Our principal licensee is CCI.  In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including mainly Russia and countries in Eastern Europe.  CCI accounted for 98%, 97% and 97% of licensee net sales in 2010, 2009 and 2008, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.

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

In late March 2010, we began selling selected Nutritional Products in Taiwan under a not-for-resale (“NFR”) program.  In June 2010 and October 2010, this program was expanded to include Brunei and Singapore, respectively, which are also countries in Southeast Asia. The NFR program allows consumers in the NFR market to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The NFR program also allows independent Associates in North America to expand their distributorships into these NFR markets.   Product orders from NFR customers are currently fulfilled from our U.S. warehouse located in Irving, Texas.  We plan to establish a product distribution facility in one or more of these countries if sales increase sufficiently to justify in-country distribution.

Sales in this distribution channel are dependent upon the number and productivity of our Associates. The opportunities and challenges that affect us in this channel are similar to those that affect our licensees, including (i) global and regional economic conditions; (ii) our ability to attract new Associates and retain existing Associates to sell and consume products; and (iii) competition from other suppliers of nutritional supplements and other network marketing companies operating in these markets. We attempt to effectively address these opportunities and challenges by offering, among other things, (i) high-quality products, (ii) innovative new products, (iii) a financially rewarding, up-to-date Associate compensation plan, which was introduced to all of our Associates in September 2009, (iv) Company-sponsored meetings and sales tools, and (v) a website maintained exclusively for Associates where Associates can obtain sales and marketing materials, place orders, sign up new Associates and track and manage their business activity.

The following table sets forth the Associate network net sales by geographic region as a percentage of total Associate network net sales for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
U.S.	72%	82%	80%
Canada	18%	18%	20%
Southeast Asia	10%	—%	—%
	100%	100%	100%

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

In this segment we compete against a number of companies, most of which are significantly larger, have far greater financial resources and have broader name recognition. We endeavor to compete in this segment by offering products that have unique features and are high quality and competitively priced. We place a high degree of emphasis on identifying market needs and trends to ensure our product line remains current with developing trends and new scientific evidence. By offering unique products, we are able to service niche markets not serviced by our larger competitors.

Since 2004, a medical/surgical dealer, which distributes our products and provides services to the long-term care market, has significantly expanded its business and, as a result, increased its purchases of our Medical Products.  This dealer accounted for 61%, 62% and 64% of Medical Products net sales in 2010, 2009 and 2008, respectively.

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

Distributor Commissions. We pay sales incentives to Associates that are calculated in accordance with our Associate compensation plan.  A portion of these sales incentives are rebates and, accordingly, are recorded as a reduction of sales.  Associates earn rebates based on the amount of their personal monthly purchases.

Most sales incentives paid to Associates are classified as distributor commissions.  These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization, and Associates can qualify to receive additional commissions as sales in their organizations expand.  Most commissions are paid to Associates monthly.

In September 2009, we adopted a new Associate compensation plan under which all of our Associates are now compensated.   After adoption of the current compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions increased.  In order to help provide a smooth transition from the former compensation plan to the current compensation plan, we provided performance-based commission subsidies to certain Associates, which increased overall commission expense during 2010. We expect this commission subsidy program to end during the third quarter of 2011.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition.  We recognize revenue at the point products are shipped, which is the point the risks and rewards of ownership pass to the customer.  Under the terms of our license agreements, our licensees are generally required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and allow two to three months for delivery.  In addition, under our agreement with CCI, we segregate and store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account; however, we do not recognize revenue until the products are shipped.  Deposits and payments received for unshipped products are recorded as deferred revenue.  Amounts billed to customers for shipping and handling are classified as sales.  Also, sales are recorded net of the rebate portion of sales incentives paid to Associates.

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

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award.  The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. The expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future.  We recognized share-based compensation expense of approximately $56,400, $139,100 and $121,600 for the years ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	51.4%	48.6%	49.0%
Gross profit	48.6%	51.4%	51.0%
Operating expenses:
General and administrative	32.8%	40.4%	32.9%
Distributor commissions	10.4%	10.0%	7.6%
Depreciation and amortization	1.7%	1.6%	1.1%
Total operating expenses	44.9%	52.0%	41.6%
Operating profit (loss)	3.7%	(0.6)%	9.4%
Interest expense	0.5%	0.7%	0.6%
Earnings (loss) before income taxes	3.2%	(1.3)%	8.8%
Income tax expense	1.2%	—%	3.5%
Net earnings (loss)	2.0%	(1.3)%	5.3%

2010 Compared with 2009 (000's except per share amounts)

Net sales.  Net sales for the year ended December 31, 2010 were $28,157 compared with net sales for the prior year of $24,925, an increase of $3,232 or 13%.  This increase was due to increases of $2,834 and $398 in net sales of Nutritional Products and Medical Products, respectively.  Net sales of Nutritional Products to our licensees increased $2,824, while net sales of Nutritional Products to our Associate network increased $10.

The increase in net sales to our licensees of $2,824 resulted from an increase in sales to CCI.  Net sales to CCI increased $2,898, or 23%, in 2010 compared with 2009.  CCI's sales in 2009 were negatively affected by the global economic recession; accordingly, it significantly reduced its purchases from us in 2009 to appropriately align its inventories with the reduced sales volumes.  We believe that CCI completed this inventory reduction process during the fourth quarter of 2009 and, as a result, increased its shipping requests in 2010 to maintain rather than to reduce its inventory further.

Net sales through the Associate network channel were essentially flat, increasing $10 during 2010 compared with 2009.  In 2010, Associate network sales were positively affected by the NFR program, which generated sales of approximately $574.  However, because the NFR program allows independent Associates in North America to expand their distributorships into these NFR markets, a number of North American Associates devoted significant efforts to building their businesses in the NFR markets during 2010 rather than in North America. As a result, net sales in North America were negatively affected by normal attrition of the Associate base, which was not offset by the sponsorship of new Associates in the U.S. market.  Accordingly, we have undertaken and plan to undertake a number of marketing and sales initiatives that we believe will result in increased sponsorship among the Associate network base in all of our markets and support increased sales in this channel. However, no assurance can be given that sponsorship of new Associates or Associate network sales will increase.

The increase in net sales of Medical Products of $398 resulted from increased sales to the largest customer in this segment and also sales to new customers.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the long-term care market, increased $155 during 2010 compared with 2009.  Also supporting increased sales in 2010 was an increase in sales to home health care providers, which resulted from the addition of new distributors that target sales in this market.

Cost of sales.  Cost of sales for the year ended December 31, 2010 was $14,471 compared with cost of sales in the prior year of $12,123, an increase of $2,348 or 19%.  As a percentage of net sales, cost of sales was 51% in 2010 and 49% in 2009. The increase in cost of sales as a percentage of net sales primarily resulted from a change in sales mix associated with Nutritional Products sold to our licensees.

General and administrative.  General and administrative expenses for the year ended December 31, 2010, were $9,228 compared with 2009 expenses of $10,061, a decrease of $833, or 8%.  As a percentage of net sales, general and administrative expenses decreased to 33% in 2010 compared with 40% in 2009.  This decrease in general and administrative expenses resulted from (i) reduced Associate network sales and marketing expenses, primarily salaries and meeting and travel expenses, (ii) reduced expenses related to the Company's Canadian operation following the relocation of fulfillment operations to our U.S. distribution facility in the second quarter of 2010 and (iii) reduced facilities maintenance expenses.

Distributor commissions.  Distributor commissions for the year ended December 31, 2010 were $2,938 compared with distributor commissions in 2009 of $2,498, an increase of $440 or 18%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, were 48% in 2010 compared with 38% in 2009.  This increase in distributor commissions as a percentage of commissionable sales partially resulted from the adoption of a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions expense increased.  Also contributing to the increase in distributor commissions were performance-based commission subsidies paid to certain Associates to facilitate the transition from the former Associate compensation plan to the new plan.  On a consolidated basis, distributor commissions as a percentage of net sales were 10% in 2010 and 2009.

Income taxes.  We recorded income tax expense of $333 in 2010 based on our estimate of the effective annual income tax rate. Our effective income tax rate in 2010 was 37.4%. We recorded income tax expense of $11 in 2009 even though we reported a loss before income taxes because adjustments to the statutory federal income tax rate more than offset tax benefits related to the consolidated loss before income taxes.  The most significant of these adjustments was the increase in the valuation allowance related to net operating loss carryforwards in Canada and share-based compensation expense.

Net earnings (loss).  Net earnings for the year ended December 31, 2010 were $558, or $0.02 per diluted share, compared with a net loss in the prior year of $335, or $0.02 per diluted share.  This improvement resulted from the factors described above.

2009 Compared with 2008 (000's except per share amounts)

Net sales.  Net sales for the year ended December 31, 2009 were $24,925 compared with net sales for the prior year of $30,409, a decrease of $5,484 or 18%.  This decrease was due to decreases of $5,282 and $202 in net sales of Nutritional Products and Medical Products, respectively.  While net sales of Nutritional Products to our Associate Network increased $254, net sales of Nutritional Products to our licensees declined $5,536.  The decline in net sales to licensees is the main reason we reported a net loss in 2009.

The decline in net sales to our licensees of $5,536 primarily resulted from a decline in sales to CCI.  Net sales to CCI decreased $5,322, or 30%, in 2009 compared with 2008.  This decline is attributable to a decline in CCI’s sales to its independent Associates during this period, which were negatively affected by the global economic recession that began in late 2008.  After several years of increasing purchases of our products to build inventory in support of rapid growth, CCI was forced to significantly reduce its purchases from us in 2009 to appropriately align its inventories with the reduced sales volumes.

Net sales through the Associate network channel increased $254, or 4%, during 2009 compared with 2008.  This increase was primarily attributable to an increase in the rate of sponsorship of new Associates by the current Associate network in the U.S. market.

The decline in net sales of Medical Products of $202 resulted from decreased sales to the largest customer in this segment.   Sales to this customer, which distributes wound care products and provides services to the long-term care market, decreased $236 during 2009 compared with 2008.  We attributed the decline in sales to efforts by this distributor to align inventory with projected demand.

Cost of sales.  Cost of sales for the year ended December 31, 2009 was $12,123 compared with cost of sales in the prior year of $14,915, a decrease of $2,792 or 19%.  As a percentage of net sales, cost of sales was 49% in 2009 and 2008.

General and administrative.  General and administrative expenses for the year ended December 31, 2009, were $10,061 compared with 2008 expenses of $10,012, an increase of $49 or less than one-half of one percent.  As a percentage of net sales, general and administrative expenses increased to 40% in 2009 compared with 33% in 2008.  During 2009, we had increases in marketing, operations and information technology expenses related to initiatives undertaken to increase sales and information technology support for the Associate network and to comply with FDA-mandated GMP regulations.  These expense increases were mainly associated with wages and benefits, training, outside consulting, repairs and maintenance and software development.  These increases in general and administrative expenses were almost entirely offset by reduced employee bonuses in 2009 compared with 2008.  No employee bonuses were earned in 2009 as a result of the reported net loss.

Distributor commissions.  Distributor commissions increased in 2009 mainly as a result of the increase in sales to our Associate network.  Distributor commissions for the year ended December 31, 2009 were $2,498 compared with distributor commissions in 2008 of $2,294, an increase of $204 or 9%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, were 38% in 2009 compared with 35% in 2008.  This increase in distributor commissions as a percentage of commissionable sales primarily resulted from a new Associate compensation plan that became effective for the entire Associate network in September 2009.  Under the new Associate compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions expense increased.  On a consolidated basis, distributor commissions as a percentage of net sales increased to 10% in 2009 compared with 8% in 2008.

Income taxes.  We recorded income tax expense of $11 in 2009 even though we reported a loss before income taxes of $324. We recorded income tax expense in 2009 because adjustments to the statutory federal income tax rate more than offset tax benefits related to the consolidated loss before income taxes.  The most significant of these adjustments was the increase in the valuation allowance related to net operating loss carryforwards in Canada and share-based compensation expense.  In 2008, we recorded income tax expense of $1,061.  Our effective income tax rate for 2008 was 39.6%.

Net earnings (loss).  The loss for the year ended December 31, 2009 was $335, or $0.02 per diluted share, compared with net earnings in the prior year of $1,616, or $0.07 per diluted share.  This decrease resulted from the factors described above, mainly the decline in net sales to licensees.

Variations in Period-to-Period Results

We may experience variations in the results of operations from quarter to quarter and/or year to year as a result of factors that include the following:

•	The level of recruiting and retention of Associates in North America, NFR markets and territories served by our licensees;

•	Variations in the level of business activity generated by our key customers;

•	The opening of new markets;

•	The timing and efficacy of Company-sponsored events, promotions and other marketing and sales initiatives;

•	New product introductions;

•	The negative impact of new regulations or changes in existing regulations domestically and/or internationally that may limit or restrict the sale of certain products;

•	The integration and operation of new information technology systems;

•	The inability to introduce new products or the introduction of new products by competitors;

•	Entry into one or more of our markets by competitors; and

•	General conditions in the nutritional supplement industry, the network marketing industry and the wound care industry.

As a result of these and other factors, sales, expenses, and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.
Liquidity and Capital Resources (000's)

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

Cash and working capital.  During the year ended December 31, 2010, we had a net increase in cash of $248.  This compares to a net decrease in cash in 2009 of $1,001.  At December 31, 2010, we had working capital of $5,513, an $837 increase from working capital at December 31, 2009 of $4,676.  This increase in working capital was the result of an increase in current assets of $29 and a decrease in current liabilities of $808.  The reasons for the changes in cash and working capital are further described below.

Operating activities. In 2010, our operating activities provided cash flows of $545 compared with providing cash flows of $158 in 2009.  In 2010, net earnings (loss) adjusted for non-cash activities, mainly depreciation and amortization, share-based compensation, loss on disposition of equipment and deferred taxes, provided cash flows of $1,281 compared with $506 in 2009.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued operating expenses and deferred revenues.  Because net sales to licensees represent over 50% of consolidated net sales, one of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI.  In accordance with our license agreements, product orders from licensees are generally accompanied by a cash deposit equal to 50% of the value of the order.  These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders.  In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs.  CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account.  Accordingly, because we do not recognize a sale to CCI until products are shipped from our warehouse, there can be a significant difference in timing between the date we receive cash from CCI and the date we recognize the related gross profit in our statement of operations.  Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue.  Deposits we make with our suppliers are recorded as prepaid expenses.  Inventory held in our warehouse for CCI’s account is reported as inventory in our financial statements until it is shipped to CCI.  The $1,181 of cash used by a decrease in deferred revenue in 2010 was primarily related to a decrease in order deposits from CCI.

Investing activities.  During 2010, we used cash of $163 to purchase property and equipment.

Financing activities.  During 2010, financing activities used net cash flows of $111, which represented repayment of long-term debt of $156 net of proceeds received from the exercise of stock options of $45.

General liquidity and cash flows.  We believe that our working capital requirements can be met through available cash and cash generated from operating activities for the foreseeable future; however, an overall decrease in demand for our products could adversely affect our liquidity.  In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings and other types of debt or equity financings.  We can give no assurance, however, that we would be able to obtain any outside financing or obtain financing on terms we would find acceptable.

We have no plans or requirements for any significant capital expenditures during the next 12 months.

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2010:

	Payments Due by Period (000’s)
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and beyond
Long-term debt	1,896	$169	$378	$442	$907
Operating leases	180	98	82	—	—
Purchase obligations (1)	3,435	3,435	—	—	—
Employment agreements	2,503	1,415	742	346	—
 ____________________
(1) Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.  These purchase orders are primarily related to the purchase of inventory.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.

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

Foreign exchange. We have foreign-based operations in Canada which accounted for 4% of 2010 net sales.  From time to time, we make advances to our Canadian subsidiary denominated in U.S. dollars, exposing the Canadian subsidiary to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances to our Canadian subsidiary of approximately $865,000 at December 31, 2010, a 10% adverse change in the currency rate would reduce earnings (loss) before income taxes by approximately $86,500.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission. Accordingly, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 8, 2011, pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report, and certain information included in such proxy statement is incorporated herein by reference. Only those sections of the proxy statement that specifically address the items set forth herein are incorporated by reference.

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

Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, PLLC

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules.  None.

(a)(3)     Exhibits.  The following exhibits are filed as part of this report:

Ex. No.	Description

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Amendment No. 1 to Bylaws (6)

3.3	Amendment No. 2 to Bylaws (12)

4.1	Specimen copy of Certificate for Common Stock (2)

4.2	The 2003 Stock Incentive Plan (4)

4.3	The 2006 Stock Incentive Plan (9)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Purchase and Sale Agreement, dated as of August 21, 2000, between CIIF Associates II Limited Partnership and Royal BodyCare, Inc.(3)

10.4	Mortgage Note, dated March 15, 2001, in the principal amount of $3,000,000, executed by Royal BodyCare, Inc. and Clinton H. Howard in favor of Allstate Life Insurance Company(10)

10.5
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 16, 2001, between Royal BodyCare, Inc., as Trustor, Robin R. Green, as Trustee and Allstate Life Insurance Company, as Beneficiary(10)

10.6	Exclusive Distributorship Agreement, dated as of July 14, 2004, between Royal BodyCare, Inc. and Coral Club International, Inc.(8)

10.7	Employment Agreement, executed December 11, 2009 to be effective January 1, 2010, between RBC Life Sciences, Inc. and Steven E. Brown (11)

10.8	Employment Agreement, executed December 22, 2009 to be effective January 1, 2010, between RBC Life Sciences, Inc. and Kenneth L. Sabot (11)

10.9	Severance and Consulting Agreement and General Release executed June 16, 2010 between John W. Price and RBC Life Sciences USA, Inc. (13)

10.10	Employment Agreement dated August 3, 2010 between RBC Life Sciences, Inc. and Clinton H. Howard (14)

14.1	Code of Ethics(7)

21.1	List of company subsidiaries*

23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference *

23.2	Consent of Gardere Wynne Sewell LLP, legal counsel (5)

24.1	Power of Attorney (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(2) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 13, 2000
(4) Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(5) Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003
(6) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(7) Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004
(8) Incorporated by reference to the Current Report on Form 8-K filed July 27, 2004
(9)  Incorporated by reference to the registration statement filed on Form S-8 filed December 22, 2006
(10)  Incorporated by reference to the Annual Report on Form 10-K filed March 13, 2009
(11)  Incorporated by reference to the Annual Report on Form 10-K filed March 11, 2010
(12) Incorporated by reference to the Current Report on Form 8-K filed April 9, 2010
(13) Incorporated by reference to the Current Report on Form 8-K filed June 17, 2010
(14) Incorporated by reference to the Current Report on Form 8-K filed August 5, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC LIFE SCIENCES, INC.,
a Nevada corporation

Date:	March 15, 2011	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard	Chairman of the Board of Directors,
Clinton H. Howard	President and Chief Executive Officer
	(principal executive officer)	March 15, 2011

/s/ Steven E. Brown	Director, Vice President-Finance and
Steven E. Brown	Chief Financial Officer
(principal financial and accounting
	officer)	March 15, 2011

/s/ Paul R. Miller	Director and President-	March 15, 2011
Paul R. Miller	MPM Medical, Inc.

/s/ Joseph. P. Philipp	Director
Joseph P. Philipp		March 15, 2011

/s/ Robert A. Kaiser	Director
Robert A. Kaiser		March 15, 2011

/s/ Kenneth L. Sabot	Director	March 15, 2011
Kenneth L. Sabot

/s/ Andrew V. Howard	Director	March 15, 2011
Andrew V. Howard

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RBC Life Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of RBC Life Sciences, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010 included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

LANE GORMAN TRUBITT, PLLC

Dallas, Texas
March 15, 2011

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$4,220,152	$3,972,111
Accounts receivable, net of allowance for doubtful accounts of $30,357 and $28,030, respectively	491,576	576,125
Inventories	5,343,016	5,344,259
Deferred income taxes	396,415	449,254
Prepaid expenses and other current assets	807,344	888,303
Total current assets	11,258,503	11,230,052
Property and equipment, net of accumulated depreciation	4,638,075	5,037,890
Goodwill, net of accumulated amortization	2,295,270	2,271,977
Other intangible assets, net of accumulated amortization	55,851	61,808
Other assets	95,813	10,897
	$18,343,512	$18,612,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, trade	$2,110,624	$1,803,997
Accrued liabilities	976,495	925,060
Current maturities of long-term obligations	168,522	155,994
Deferred revenue	2,489,828	3,668,907
Total current liabilities	5,745,469	6,553,958
Long-term obligations, less current maturities	1,727,555	1,896,077
Deferred income taxes	994,909	943,235
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.10 par value; authorized 20,000,000 shares; none outstanding	—	—
Common stock, $0.001 par value; authorized 50,000,000 shares; 22,228,834 and 21,921,934 shares issued and outstanding in 2010 and 2009, respectively	22,229	21,922
Additional paid-in capital	13,605,922	13,504,874
Accumulated deficit	(3,881,348)	(4,439,094)
Accumulated other comprehensive income	128,776	131,652
	9,875,579	9,219,354
	$18,343,512	$18,612,624

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2010	2009	2008
Net sales	$28,157,010	$24,924,581	$30,409,293
Cost of sales	14,471,200	12,122,702	14,914,840
Gross profit	13,685,810	12,801,879	15,494,453
Operating expenses
General and administrative	9,228,190	10,061,487	10,012,438
Distributor commissions	2,937,851	2,497,651	2,293,841
Depreciation and amortization	475,998	402,358	336,522
Total operating expenses	12,642,039	12,961,496	12,642,801
Operating profit (loss)	1,043,771	(159,617)	2,851,652
Interest expense	152,564	164,236	175,055
Earnings (loss) before income taxes	891,207	(323,853)	2,676,597
Income tax expense	333,461	11,000	1,060,837
Net earnings (loss)	$557,746	$(334,853)	$1,615,760
Basic earnings (loss) per share	$0.03	$(0.02)	$0.08
Basic weighted average shares outstanding	21,998,659	21,920,779	21,464,832
Diluted earnings (loss) per share	$0.02	$(0.02)	$0.07
Diluted weighted average shares outstanding	22,435,697	21,920,779	22,838,858

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2008	20,863,724	$20,864	$13,086,182	$(5,720,001)	$191,080	$7,578,125
Comprehensive income (loss)
Net earnings	—	—	—	1,615,760	—	1,615,760
Foreign currency translation adjustment	—	—	—	—	(86,158)	(86,158)
Total comprehensive income						1,529,602
Exercise of common stock options	1,051,280	1,051	156,549	—	—	157,600
Share-based compensation	—	—	121,577	—	—	121,577
Balance at December 31, 2008	21,915,004	21,915	13,364,308	(4,104,241)	104,922	9,386,904
Comprehensive income (loss)
Net loss	—	—	—	(334,853)	—	(334,853)
Foreign currency translation adjustment	—	—	—	—	26,730	26,730
Total comprehensive loss						(308,123)
Exercise of common stock options	6,930	7	1,448	—	—	1,455
Share-based compensation	—	—	139,118	—	—	139,118
Balance at December 31, 2009	21,921,934	21,922	13,504,874	(4,439,094)	131,652	9,219,354
Comprehensive income (loss)
Net earnings	—	—	—	557,746	—	557,746
Foreign currency translation adjustment	—	—	—	—	(2,876)	(2,876)
Total comprehensive income						554,870
Exercise of common stock options	306,900	307	44,612	—	—	44,919
Share-based compensation	—	—	56,436	—	—	56,436
Balance at December 31, 2010	22,228,834	$22,229	$13,605,922	$(3,881,348)	$128,776	$9,875,579

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2010	2009	2008
Cash flows from operating activities
Net earnings (loss)	$557,746	$(334,853)	$1,615,760
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	539,289	455,603	373,811
Loss on disposition of assets	23,071	23,504	—
Deferred income taxes	104,513	222,772	117,339
Share-based compensation	56,436	139,118	121,577
Change in operating assets and liabilities
Accounts receivable	84,914	(111,076)	222,194
Inventories	6,310	386,558	(1,011,530)
Prepaid expenses and other current assets	84,785	499,473	(1,081,026)
Other assets	(84,722)	—	(7,417)
Accounts payable, trade	303,759	(161,422)	37,475
Accrued liabilities	49,773	(351,129)	(1,215,469)
Deferred revenue	(1,181,143)	(610,228)	(44,813)
Net cash provided by (used in) operating activities	544,731	158,320	(872,099)
Cash flows from investing activities
Purchase of property and equipment	(163,269)	(1,134,752)	(590,907)
Proceeds from insurance policy	—	194,278	—
Proceeds from sale of equipment	6,979	—	—
Net cash used in investing activities	(156,290)	(940,474)	(590,907)
Cash flows from financing activities
Exercise of common stock options	44,919	1,455	157,600
Payments of long-term debt	(155,994)	(144,397)	(135,428)
Net cash provided by (used in) financing activities	(111,075)	(142,942)	22,172
Effect of exchange rate changes on cash flows	(29,325)	(76,198)	45,354
Net increase (decrease) in cash	248,041	(1,001,294)	(1,395,480)
Cash and cash equivalents at beginning of year	3,972,111	4,973,405	6,368,885
Cash and cash equivalents at end of year	$4,220,152	$3,972,111	$4,973,405
Supplemental cash flow disclosures
Interest paid	$153,572	$165,169	$175,934
Income taxes paid	23,613	69,621	2,181,912

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reporting - The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, RBC Life Sciences USA, Inc., RBC Life Sciences Canada, Inc. and MPM Medical, Inc.  All significant intercompany accounts and transactions have been eliminated.  Subsequent events were evaluated through the issuance date of the financial statements.

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time.  At December 31, 2010 and 2009, $127,000 and $6,000 were held in a Canadian bank, respectively.  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Intangible Assets and Amortization - Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets with finite lives are amortized over their useful lives.  At December 31, 2010 and 2009,

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

the Company’s intangible assets with finite lives consisted of copyrights, trademarks, other registrations and other intangibles, which are amortized over an average life of 19 years.

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

Revenue Recognition and Deferred Revenue - Sales are recorded when products are shipped, which is the point the risks and rewards of ownership pass to the customer. Sales include amounts billed to customers for shipping and handling and are recorded net of sales taxes.  The Company generally requires a cash or credit card payment at the point of sale for Nutritional Products sold to its Associates.  With regard to orders received from its third-party licensees, the Company generally requires the licensee to make a cash deposit equal to 50% of the order at the time an order is placed, and to pay the remaining 50% when the products are segregated in the Company's warehouse and ready to ship; however, sales are not recognized until the products are shipped. Deposits and payments received for unshipped products are recorded as “deferred revenue.”

The Company’s agreements with its third-party licensees generally provide that licensees pay to the Company a monthly royalty, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements.  Royalties paid by licensees are recorded as sales and amounted to $2,192,000, $2,427,000 and $2,638,000 in 2010, 2009 and 2008, respectively.

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan.  These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization.  Most commissions are paid to Associates monthly.  Sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense.  Associates can earn rebates if the amount of their personal monthly sales exceeds a threshold amount set forth under the Associate compensation plan.  In September 2009, the Company adopted changes to its Associate compensation plan, which had the effect of reducing the portion of Associate incentives that are classified as rebates while increasing the portion of Associate incentives that are classified as distributor commission expense.  Associate rebates recorded as a reduction of sales were $261,000, $609,000 and $884,000 in 2010, 2009 and 2008, respectively.

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

Earnings (Loss) Per Share - Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during each period presented. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options.

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

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At December 31, 2010, fair value of fixed-rate long-term debt was $2,041,000, which was $145,000 above the carrying value of $1,896,000.  At December 31, 2009, fair value of fixed-rate long-term debt was $2,139,000, which was $87,000 above the carrying value of $2,052,000.

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

Product Return Policy – Up to one year from the date of purchase, Nutritional Products that are unused and resalable may be returned by an Associate for a refund equal to 100% of the sales price to the Associate less a 10% restocking fee and commissions paid. The return of product by an Associate, other than product damaged at the time of receipt, constitutes potential cancellation of the distributorship. Generally, unused Medical Products may be returned up to six months from date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned products damaged during shipment are replaced by the Company.  Nutritional Products purchased by licensees may not be returned to the Company for a refund except in the case of a product defect.

Advertising - Advertising expense is charged to operations when incurred.  Advertising expenses were $57,000, $100,000 and $114,000 in 2010, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements – In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The adoption of this standard did not have a material impact on the Company's consolidated financial

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

statements.

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2010 and 2009, accounts receivable consist of the following:

	2010	2009
Accounts receivable
Trade	$521,330	$600,363
Other	603	3,792
Total	521,933	604,155
Less allowance for doubtful accounts	30,357	28,030
Net accounts receivable	$491,576	$576,125

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Beginning balance	$28,030	$36,573
Bad debt provision	7,234	4,066
Accounts written off	(4,907)	(12,609)
Ending balance	$30,357	$28,030

NOTE D – INVENTORIES

At December 31, 2010 and 2009, inventories consist of the following:

	2010	2009
Raw materials and bulk products	$287,644	$403,616
Packaging materials	318,397	488,545
Finished goods	4,736,975	4,452,098
	$5,343,016	$5,344,259

NOTE E – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2010 and 2009, prepaid expenses and other current assets consist of the following:

	2010	2009
Advance payments to suppliers	$333,763	$177,415
Prepaid income taxes	225,698	453,177
Certificates of deposit – restricted	84,923	81,252
Prepaid insurance and other	162,960	176,459
Total	$807,344	$888,303

At December 31, 2010 and 2009, the Company held certificates of deposit in the amount of approximately $85,000 and $81,000, respectively, which were pledged to secure surety bonds.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consist of the following:

	2010	2009
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,063,488	2,314,849
Warehouse equipment	219,030	286,731
Automotive equipment	15,228	15,228
Leasehold improvements	—	20,894
	5,821,174	6,161,130
Less accumulated depreciation and amortization	2,324,272	2,264,413
	3,496,902	3,896,717
Land	1,141,173	1,141,173
	$4,638,075	$5,037,890

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.

Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, January 1, 2009	$3,238,342	$(1,041,260)
Currency translation adjustment	146,145	(71,250)
Balance, December 31, 2009	3,384,487	(1,112,510)
Currency translation adjustment	45,453	(22,160)
Balance, December 31, 2010	$3,429,940	$(1,134,670)

At December 31, 2010 and 2009, other intangible assets consist of the following:

	2010			2009
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Average Life (years)	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	99,100	(49,549)	19	99,100	(44,264)
Other	19	12,600	(6,300)	19	12,600	(5,628)
		$111,700	$(55,849)		$111,700	$(49,892)

Amortization expense related to other intangible assets totaled approximately $6,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively.  During the fourth quarter of 2009, the Company determined that certain distribution contracts no longer retained any value since they pertained to markets in which the Company no longer has operations.  Accordingly, the Company recorded a charge of approximately $23,500 to write off the unamortized carrying value of these assets.  The aggregate estimated amortization expense for other intangible assets as of December 31, 2010 is as follows:

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Year ended December 31,
2011	$5,957
2012	5,957
2013	5,957
2014	5,957
2015	5,957
Thereafter	26,066
$55,851

NOTE H – ACCRUED LIABILITIES

At December 31, 2010 and 2009, accrued liabilities consist of the following:

	2010	2009
Distributor commissions	$470,778	$317,562
Salaries and wages	399,357	436,916
Sales and property taxes	31,422	40,684
Interest	12,246	13,253
Other	62,692	116,645
Total	$976,495	$925,060

NOTE I – LINE OF CREDIT

The Company maintained a $500,000 bank line of credit that matured in October 2009.  This line of credit was not renewed upon maturity.

NOTE J – LONG-TERM OBLIGATIONS

At December 31, 2010 and 2009, long-term obligations consist of the following:

	2010	2009
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s CEO and Chairman of the Board of Directors	$1,896,077	$2,052,071
Less – current maturities	168,522	155,994
	$1,727,555	$1,896,077

Long-term obligation payments payable in the next five years are as follows:

Year ended December 31,
2011	$168,522
2012	182,056
2013	196,678
2014	212,474
2015	229,538
Thereafter	906,809
$1,896,077

NOTE K – SHARE-BASED COMPENSATION

Stock incentive plans - On July 1, 1998, the Company’s shareholders adopted the 1998 Stock Option Plan (the “1998 Plan”) and reserved 500,000 shares of common stock for issuance under the 1998 Plan.  The 1998 Plan provided for the issuance of both

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

non-qualified stock options and incentive stock options (“ISOs”), and permitted grants to employees, non-employee directors and consultants of the Company.  Effective September 4, 2003, the Company’s shareholders adopted an amendment and restatement of the 1998 Plan in the form of the 2003 Stock Incentive Plan (the “2003 Plan”).  The purpose of this amendment and restatement was, among other things, to reserve 3,500,000 shares of common stock for issuance under the 2003 Plan, an increase from the 500,000 shares of common stock originally issuable under the 1998 Plan, and to add restricted stock as available for awards under the 2003 Plan. The 2003 Plan expired July 1, 2008.

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

Stock Option Accounting - The Company recognizes share-based compensation expense based on the fair value of share-based awards as estimated at the grant date.  Share-based compensation expense for 2010, 2009 and 2008 was approximately $56,400, $139,100 and $121,600, respectively, and is classified as a general and administrative expense.  Tax benefits related to this expense were immaterial because virtually all share-based compensation resulted from grants of ISOs.  No tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.  The Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no material excess tax benefits in 2010, 2009 or 2008.

Fair Value - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Weighted average expected life (years)	9.0	7.2	8.6
Risk-free interest rate	3.09%	2.70%	2.95%
Expected volatility	105.02%	113.05%	128.07%
Expected dividend yield	—%	—%	—%

The weighted average expected life is based on the option term.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The expected volatility is based on historical volatility rates.  The expected dividend yield is 0.0% since the Company has no history of paying dividends and currently has no plans to do so.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Stock Option Activity - A summary of stock option activity for the three years ended December 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2008	3,494,950	$0.32
Granted	420,650	0.58
Exercised	(1,051,280)	0.15
Forfeited/Canceled	(571,435)	0.23
Outstanding on December 31, 2008	2,292,885	0.46
Granted	401,885	0.44
Exercised	(6,930)	0.21
Forfeited/Canceled	(557,400)	0.67
Outstanding on December 31, 2009	2,130,440	0.40
Granted	25,000	0.36
Exercised	(306,900)	0.15
Forfeited/Canceled	(650,150)	0.63
Outstanding on December 31, 2010	1,198,390	$0.30	4.0	$80,141
Exercisable on December 31, 2010	894,460	$0.28	3.5	$80,109

A summary of the status of the Company’s non-vested stock options as of December 31, 2010, and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options January 1, 2010	871,750	$0.55
Non-vested stock options granted	25,000	0.32
Vested stock options	(178,203)	0.51
Forfeited stock options	(414,617)	0.61
Non-vested stock options at December 31, 2010	303,930	0.46

Additional information related to stock options granted, vested and exercised for the three years ended December 31, 2010 is a follows:

	Year Ended December 31,
	2010	2009	2008
Grant date fair value of stock options granted	$8,100	$153,276	$226,230
Grant date fair value of stock options vested	90,810	116,206	120,350
Intrinsic value of stock options exercised	47,151	1,178	611,190

As of December 31, 2010, there was approximately $138,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 2.2 years.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE L – INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal income tax expense (benefit) at statutory rate	$303,010	$(110,110)	$910,043
State income taxes, net of federal benefit	5,529	13,582	5,559
Share-based compensation	15,306	44,060	38,296
Effect of foreign operations, net of foreign tax credits	(9,957)	(10,023)	(17,130)
Change in valuation allowance	91,537	135,733	65,504
Other, net	(71,964)	(62,242)	58,565
Income tax expense	$333,461	$11,000	$1,060,837

Deferred tax assets and liabilities at December 31, 2010 and 2009 are comprised of the following:

	December 31,
	2010	2009
Deferred tax assets related to:
Inventories	$338,283	$391,524
Accounts receivable and other assets	10,625	9,811
Accrued liabilities	72,267	75,685
Tax loss and tax credit carryforwards	451,744	318,479
Other	10,704	7,490
	883,623	802,989
Valuation allowance	(410,258)	(318,721)
Net deferred tax assets	473,365	484,268
Deferred tax liabilities related to:
Property and equipment	(520,004)	(485,857)
Intangible assets	(551,855)	(492,392)
Deferred tax liabilities	(1,071,859)	(978,249)
Net deferred tax liabilities	$(598,494)	$(493,981)

Net current deferred tax assets	$396,415	$449,254
Net long-term deferred tax liabilities	(994,909)	(943,235)
	$(598,494)	$(493,981)

The Company’s valuation allowance relates to deferred tax assets of its Canadian subsidiary.  This valuation allowance was increased approximately $92,000 during 2010 as it was determined more likely than not that the related deferred tax assets will not be realized.

At December 31, 2010 and 2009, the Company had no unrecognized tax benefits. The Company’s policy is to record any interest and penalties related to gross unrecognized tax benefits within its provision for income taxes.

The Company files income tax returns in the U.S. on a federal basis, in certain U.S. state jurisdictions and in Canada on a federal basis; the most significant taxing jurisdiction is the U.S. federal jurisdiction.  The Company’s 2007 through 2010 tax years remain subject to examination by the IRS for U.S. federal tax purposes.  As of December 31, 2010, the 2007 and 2008 tax years were under examination by the IRS.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$228,948	$(211,772)	$943,498
Foreign	—	—	—
Deferred
Federal	104,513	222,772	117,339
Foreign	—	—	—
Income tax expense	$333,461	$11,000	$1,060,837

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2013.  Rental expense under non-cancelable operating leases totaled $241,000, $266,000 and $232,000 in 2010, 2009 and 2008, respectively.  Future minimum payments under non-cancelable operating leases are as follows:

Year ended December 31,
2011	$98,132
2012	75,224
2013	6,500
$179,856

Employee Arrangements - The Company has entered into employment agreements with certain of its key executives as follows: (i) in December 2009, the Company entered into an employment agreement expiring December 31, 2012, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term, (ii) in May 2010, the Company entered into an employment agreement expiring December 31, 2011, (iii) in July 2010, the Company entered into an employment agreement with the Company's Chief Executive Officer expiring December 31, 2011, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 60 days prior to the last day of the then current term and (iv) in December 2010, the Company entered into four employment agreements, three of which replaced expiring employment agreements, for one-year terms ending on December 31, 2011.  All of these agreements provide that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary, in addition to other compensation due under the terms of the agreement. With respect to the employment agreement with the Company's Chief Executive Officer, upon termination of the this agreement, the Company is obligated to pay a specified portion of his salary for an additional three-year period for consulting services.

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization.  This plan covers employees in the U.S. who are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes discretionary matching contributions equal to 10% of the employees’ contributions.  Total matching contributions made by the Company during 2010, 2009 and 2008 were approximately $18,000, $22,000 and $22,000, respectively.

Litigation - The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

NOTE N – SEGMENTS AND GEOGRAPHIC AREA

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2010
Net sales	$21,613	$6,544	$28,157
Depreciation and amortization	458	81	539
Operating profit	675	369	1,044
Capital expenditures	163	—	163
Total assets	15,503	2,841	18,344
Year ended December 31, 2009
Net sales	$18,779	$6,146	$24,925
Depreciation and amortization	386	70	456
Operating profit (loss)	(504)	344	(160)
Capital expenditures	1,116	19	1,135
Total assets	15,787	2,826	18,613
Year ended December 31, 2008
Net sales	$24,061	$6,348	$30,409
Depreciation and amortization	277	97	374
Operating profit	2,523	329	2,852
Capital expenditures	560	31	591
Total assets	17,247	2,519	19,766

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2010, 2009 and 2008 is listed below (in thousands):

	Net Sales	Long-lived Assets
Year ended December 31, 2010
Domestic	$10,792	$6,543
Russia/Eastern Europe	15,375	—
Canada	1,066	542
All others	924	—
Totals	$28,157	$7,085
Year ended December 31, 2009
Domestic	$11,015	$6,831
Russia/Eastern Europe	12,477	—
Canada	1,071	552
All others	362	—
Totals	$24,925	$7,383
Year ended December 31, 2008
Domestic	$10,818	$6,365
Russia/Eastern Europe	17,799	—
Canada	1,115	476
All others	677	—
Totals	$30,409	$6,841

Significant Customers - The Company recorded sales to CCI, a licensee of the Company, in the amount of $15,375,000, $12,477,000 and $17,799,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company also recorded sales to a medical/surgical dealer in the amount of $3,979,000, $3,824,000 and $4,060,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  These sales accounted for more than 10% of net sales in these years.  In no other case did a customer of the Company account for more than 10% of net sales for the years ended December 31, 2010, 2009 or 2008.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE O – EARNINGS (LOSS) PER SHARE

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Shares	Per Share
Year ended December 31, 2010
Basic earnings per common share	$557,746	21,998,659	$0.03
Effect of dilutive stock options	—	437,038
Diluted earnings per common share	$557,746	22,435,697	$0.02

Year ended December 31, 2009
Basic loss per common share	$(334,853)	21,920,779	$(0.02)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(334,853)	21,920,779	$(0.02)

Year ended December 31, 2008
Basic earnings per common share	$1,615,760	21,464,832	$0.08
Effect of dilutive stock options	—	1,374,026
Diluted earnings per common share	$1,615,760	22,838,858	$0.07

For 2010, 2009 and 2008, the number of stock options that were outstanding but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock or were otherwise anti-dilutive, was approximately 826,000, 2,130,000 and 897,000, respectively.

NOTE P – RELATED PARTY TRANSACTIONS

Debt Guarantees – The Company’s Chairman of the Board has guaranteed a mortgage note of the Company.  The balance of this note was $1,896,000 at December 31, 2010.

Customer Arrangement – In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement.  In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement.  Deferred revenue associated with CCI’s account, which included (i) deposits received against purchase orders issued to the Company by CCI, (ii) payments received for products held by the Company for shipment to CCI at a later date, and (ii) the unrecognized portion of the license fee, totaled $2,441,000 and $3,645,000 at December 31, 2010 and 2009, respectively. The Company recorded sales to CCI in the amount of $15,375,000, $12,477,000 and $17,799,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Pursuant to the license agreement between CCI and the Company, CCI also paid royalties to the Company for the years ended December 31, 2010, 2009 and 2008 in the amount of $2,186,000, $2,409,000 and $2,609,000, respectively, which are included in sales.  The president of CCI beneficially owned approximately 18% of the Company’s outstanding common stock at December 31, 2010 and was a member of the Company’s Board of Directors until June 2004.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE Q – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2010 and 2009 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2010
Net sales	$6,982	$7,838	$6,126	$7,211
Gross profit	3,389	3,656	3,290	3,351
Net earnings	211	172	134	41
Earnings per share:
Basic	0.01	0.01	0.01	0.00
Diluted	0.01	0.01	0.01	0.00

2009
Net sales	$6,016	$6,759	$6,487	$5,663
Gross profit	3,139	3,521	3,215	2,927
Net earnings (loss)	(171)	277	(152)	(289)
Earnings (loss) per share:
Basic	(0.01)	0.01	(0.01)	(0.01)
Diluted	(0.01)	0.01	(0.01)	(0.01)

Exhibit Index

Exhibit Number	Description

21.1	List of company subsidiaries

23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002