Form 10-Q
period 2011-03-31
RBC LIFE SCIENCES, INC.
filed 2011-05-06
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $0.001 par value per share	22,228,834 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,447,730	$4,220,152
Accounts receivable, net	563,234	491,576
Inventories	4,741,869	5,343,016
Deferred income taxes	359,615	396,415
Prepaid expenses	861,262	807,344
Total current assets	11,973,710	11,258,503
Property and equipment, net	4,545,677	4,638,075
Goodwill, net	2,311,177	2,295,270
Intangible assets, net	54,362	55,851
Other assets	123,016	95,813
	$19,007,942	$18,343,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,774,154	$2,110,624
Accrued liabilities	1,162,830	976,495
Current maturities of long-term obligations	171,808	168,522
Deferred revenue	3,194,822	2,489,828
Total current liabilities	6,303,614	5,745,469
Long-term obligations, less current maturities	1,683,351	1,727,555
Deferred income taxes	994,907	994,909
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at March 31, 2011 and December 31, 2010	22,229	22,229
Additional paid-in capital	13,616,291	13,605,922
Accumulated deficit	(3,738,014)	(3,881,348)
Accumulated other comprehensive income	125,564	128,776
	10,026,070	9,875,579
	$19,007,942	$18,343,512

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,
	2011	2010
Net sales	$6,537,883	$6,981,530
Cost of sales	3,221,718	3,592,735
Gross profit	3,316,165	3,388,795
Operating expenses:
General and administrative	2,110,015	2,325,384
Distributor commissions	834,564	540,745
Depreciation and amortization	110,043	122,371
Total operating expenses	3,054,622	2,988,500
Operating profit	261,543	400,295
Interest expense	36,209	39,271
Earnings before income taxes	225,334	361,024
Provision for income taxes	82,000	149,700
Net earnings	$143,334	$211,324

Earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average common shares outstanding:
Basic	22,228,834	21,921,934
Diluted	22,540,810	22,269,942

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$143,334	$211,324
Adjustment for non-cash items:
Depreciation and amortization	127,300	138,305
Stock-based compensation	10,369	33,212
Deferred income taxes	38,500	11,442
Change in operating assets and liabilities:
Accounts receivable	(71,598)	81,700
Inventories	604,199	306,197
Prepaid expenses	(142,819)	(76,011)
Other assets	(27,120)	—
Accounts payable and accrued liabilities	(63,184)	(224,282)
Deferred revenue	704,852	(819,605)
Net cash provided by (used in) operating activities	1,323,833	(337,718)
Cash flows from investing activities:
Purchase of property and equipment	(33,413)	(53,664)
Net cash used in investing activities	(33,413)	(53,664)
Cash flows from financing activities:
Payments of long-term obligations	(40,918)	(37,876)
Net cash used in financing activities	(40,918)	(37,876)
Effect of exchange rate changes on cash flows	(21,924)	(21,700)
Net increase (decrease) in cash and cash equivalents	1,227,578	(450,958)
Cash and cash equivalents, beginning of period	4,220,152	3,972,111
Cash and cash equivalents, end of period	$5,447,730	$3,521,153

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S. and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain markets in Southeast Asia, principally Taiwan, the Company sells its products through an NFR program. Individuals who participate in the NFR program function similarly to Associates in the U.S. and Canada in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

Note C – Inventories:

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials and bulk products	$407,925	$287,644
Packaging materials	323,749	318,397
Finished goods	4,010,195	4,736,975
	$4,741,869	$5,343,016

Note D – Prepaid Expenses:

Prepaid expenses consist of the following:

	March 31, 2011	December 31, 2010
Advance payment to suppliers	$474,326	$333,763
Prepaid income taxes	—	225,698
Certificates of deposit - restricted	87,431	84,923
Prepaid insurance and other	299,505	162,960
	$861,262	$807,344

At March 31, 2011 and December 31, 2010, the Company held certificates of deposit in the amount of approximately $87,000 and $85,000, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,089,009	2,063,488
Warehouse equipment	226,922	219,030
Automotive equipment	15,228	15,228
	5,854,587	5,821,174
Less – accumulated depreciation	(2,450,083)	(2,324,272)
	3,404,504	3,496,902
Land	1,141,173	1,141,173
	$4,545,677	$4,638,075

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2010	$3,429,940	$(1,134,670)
Currency translation adjustment	31,039	(15,132)
Balance, March 31, 2011	$3,460,979	$(1,149,802)

Other intangible assets consist of the following:

		March 31, 2011		December 31, 2010
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(50,870)	$99,100	$(49,549)
Other	19	12,600	(6,468)	12,600	(6,300)
		$111,700	$(57,338)	$111,700	$(55,849)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended March 31, 2011 and 2010.  The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2011 is as follows:

Remainder of 2011	$4,468
2012	5,957
2013	5,957
2014	5,957
2015	5,957
Thereafter	26,066
$54,362

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Distributor commissions	$543,868	$470,778
Salaries and wages	487,329	399,357
Sales and property taxes	55,241	31,422
Interest	11,981	12,246
Other	64,411	62,692
	$1,162,830	$976,495

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	March 31, 2011	December 31, 2010
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,855,159	$1,896,077
Less – current maturities	(171,808)	(168,522)
	$1,683,351	$1,727,555

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At March 31, 2011, the fair value of fixed-rate long-term debt was approximately $1,997,000, which was $142,000 above the carrying value of approximately $1,855,000.  At December 31, 2010, the fair value of fixed-rate long-term debt was approximately $2,041,000, which was $145,000 above the carrying value of approximately $1,896,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $10,400 and $33,200 for the quarters ended March 31, 2011 and 2010, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31,
	2011	2010
		(1)
Weighted average expected life (years)	8.4	—
Risk-free interest rate	3.32%	—%
Expected volatility	96.23%	—%
Expected dividend yield	—%	—%
__________________
(1) There were no option grants during this period.

A summary of stock option activity for the quarter ended March 31, 2011 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2010	1,198,390	$0.34
Granted	33,600	0.28
Exercised	—	—
Forfeited/canceled	(28,570)	0.39
Outstanding on March 31, 2011	1,203,420	$0.34	3.7	$118,265
Exercisable on March 31, 2011	927,640	$0.28	3.3	$116,297

A summary of the status of the Company's non-vested stock options as of March 31, 2011 and changes during the quarter then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2010	303,930	$0.46
Non-vested stock options granted	—	—
Vested stock options	—	—
Forfeited stock options	(28,150)	0.35
Non-vested stock options at March 31, 2011	275,780	0.48

As of March 31, 2011, there was approximately $117,200 of total unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the “RBC Life” brand name through subsidiaries in the U.S. and Canada.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the U.S., Canada and Southeast Asia, and by licensees in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended March 31, 2011
Net sales	$4,815	$1,723	$6,538
Depreciation and amortization	109	18	127
Operating profit	158	104	262
Capital expenditures	33	—	33
Total assets	16,381	2,627	19,008
Quarter Ended March 31, 2010
Net sales	$5,414	$1,568	$6,982
Depreciation and amortization	117	21	138
Operating profit	369	31	400
Capital expenditures	54	—	54
Total assets	15,126	2,654	17,780

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,958	$6,476	$2,599	$6,747
Russia/Eastern Europe	3,057	—	3,971	—
Canada	318	558	230	567
All others	205	—	182	—
Totals	$6,538	$7,034	$6,982	$7,314

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $3,057,000 and $3,971,000 during the quarters ended March 31, 2011 and 2010, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $1,070,000 and $1,021,000 during the quarters ended March 31, 2011 and 2010, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2011 and 2010.

Note K – Earnings Per Share:

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
Quarter Ended March 31, 2011
Basic earnings per common share	$143,334	22,228,834	$0.01
Effect of dilutive stock options	—	311,976
Diluted earnings per common share	$143,334	22,540,810	$0.01
Quarter Ended March 31, 2010
Basic earnings per common share	$211,324	21,921,934	$0.01
Effect of dilutive stock options	—	348,008
Diluted earnings per common share	$211,324	22,269,942	$0.01

The number of stock options that were outstanding, but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 534,000 and 1,120,000 for the quarters ended March 31, 2011 and 2010, respectively.

Note L – Comprehensive Income:

Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment.  The following table provides information regarding comprehensive income:

	Quarters Ended March 31,
	2011	2010
Net earnings	$143,334	$211,324
Other comprehensive income:
Foreign currency translation adjustment	(3,212)	1,158
Comprehensive income	$140,122	$212,482

Note M – Legal Proceedings:

The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2010 Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions.  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and time of future events.  We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2010 Form 10-K.  Many of these factors are beyond the Company's ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Please consider our forward-looking statements in light of those risks as you read this report.

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products.

•
Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products, (ii) fitness products and (iii) skin care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In certain markets, principally in the U.S., Canada and Southeast Asia, we distribute Nutritional Products directly through a network comprised of independent Associates and individuals who participate in our NFR program. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties who, for the most part, distribute our products through an independent Associate network in the licensed territory.

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2011		2010
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,089	47%	$4,153	60%
Associate network	1,726	27%	1,261	18%
	4,815	74%	5,414	78%
Medical Products	1,723	26%	1,568	22%
	$6,538	100%	$6,982	100%

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

Our principal licensee is CCI, which accounted for 99% and 96% of licensee net sales in the quarters ended March 31, 2011 and 2010, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  Because we do not recognize revenue until products are shipped to CCI, the Company's sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.

Net sales in this channel decreased $1,064,000, or 26%, during the quarter ended March 31, 2011 compared with net sales for the same period in 2010 primarily as a result of a decrease in net sales to CCI.  Net sales to CCI decreased $914,000, or 23%, for the quarter ended March 31, 2011.  We attribute this decline primarily to the logistical considerations affecting the timing of shipments to CCI. Backlog related to CCI’s account was $6,307,000 at March 31, 2011 compared to $6,434,000 at March 31, 2010. Net sales in this channel represented 47% of consolidated net sales in the first quarter of 2011, compared to 56%, 51% and 60% for the years ended December 31, 2010, 2009 and 2008, respectively.

Associate Network.  The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2011	2010
U.S.	73%	82%
Canada	18	18
Southeast Asia	9	—
	100%	100%

Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  Net sales through the Associate network channel increased approximately 37% during the first quarter of 2011 compared to the same period in 2010.  This increase was primarily attributable to a program we initiated in late March 2010 whereby we began selling selected nutritional supplement products in Taiwan under an NFR program.  In June 2010 and October 2010, this program was expanded to include the Southeast Asian countries of Brunei and Singapore, respectively. The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The NFR program also allows independent Associates in North America to expand their distributorships into these NFR markets.   Product orders from NFR customers are currently fulfilled from our U.S. warehouse located in Irving, Texas.  Based on the favorable results we have seen from this program, we plan to establish a product distribution facility in Taiwan during 2011.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment's largest customer, a medical/surgical dealer, accounted for 62% and 65% of Medical Products net sales during the quarters ended March 31, 2011 and 2010, respectively.

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

Management believes that there have been no significant changes during the quarter ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	49.3	51.5
Gross profit	50.7	48.5
Operating expenses:
General and administrative	32.3	33.3
Distributor commissions	12.8	7.7
Depreciation and amortization	1.6	1.8
Total operating expenses	46.7	42.8
Operating profit	4.0	5.7
Interest expense	0.6	0.5
Earnings before income taxes	3.4	5.2
Provision for income taxes	1.2	2.2
Net earnings	2.2%	3.0%

Quarter ended March 31, 2011 compared with quarter ended March 31, 2010 (000’s except per share amounts)

Net sales. Net sales for the quarter ended March 31, 2011 were $6,538 compared with net sales for the same period in 2010 of $6,982, a decrease of $444 or 6%. This decrease resulted from a $599 decrease in net sales of Nutritional Products, which was partially offset by a $155 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $1,064 while net sales of Nutritional Products to our Associate network increased $465.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI; sales of our products to CCI decreased $914, or 23%, during the first quarter of 2011. Sales to CCI vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Associate Network.  Net sales to our Associate network increased approximately $465, or 37%, during the first quarter of 2011 primarily as a result of increased levels of sponsorship of new Associates. During the first quarter of 2011, the number of new Associates sponsored more than doubled from the number sponsored during the first quarter of 2010. The primary reason for this increase was a program we initiated in late March 2010 whereby we began selling selected nutritional supplement products in Taiwan under an NFR program.  In June 2010 and October 2010, this program was expanded to include the Southeast Asian countries of Brunei and Singapore, respectively.

Medical products.  The growth in net sales of Medical Products resulted from increased sales both to new customers and to existing customers in this segment.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, increased $49 during the first quarter of 2011 compared to the first quarter of 2010.  Sales to this distributor in the first quarter of 2011 were approximately $1,070.

Cost of sales.  Cost of sales for the quarter ended March 31, 2011 was $3,222 compared with cost of sales in the first quarter of 2010 of $3,593, a decrease of $371 or 10%. As a percentage of net sales, cost of sales was 49% in the first quarter of 2011 and 52% in the first quarter of 2010. As a percentage of net sales, gross profit increased 3% primarily because of a change in sales mix in the Nutritional Products segment.  During the first quarter of 2011, a greater percentage of our sales in this segment was contributed by Associate network sales, which have a higher gross margin than sales to our licensees. Sales to licensees have a lower gross margin because the licensees bear the cost of Associate commissions and other marketing and distribution expenses in the licensed territories.

General and administrative. General and administrative expenses for the quarter ended March 31, 2011 were $2,110 compared with expenses in the first quarter of 2010 of $2,325, a decrease of $215 or 9%. This decrease was primarily attributable to (i) decreased software consulting and programming expenses, (ii) decreased expenses associated with our Canadian operations and

(iii) decreased personnel expenses.  As a percentage of net sales, general and administrative expenses were 32% and 33% in the quarters ended March 31, 2011 and 2010, respectively.

Distributor commissions. Distributor commissions were $835 for the quarter ended March 31, 2011 compared with distributor commissions of $541 in the first quarter of 2010, an increase of $294 or 54%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 47% in the first quarter of 2011 compared to 41% in the same period in 2010.  This percentage increase was mainly due to (i) an increase in sales of product "entry packs" that are available for purchase by newly enrolling Associates, which provide a higher percentage of commissions than non-entry pack sales, and (ii) the qualification of certain Associates at higher commission levels of the Associate compensation plan, which was attributable to the overall increase in Associate network sales. On a consolidated basis, distributor commissions as a percentage of net sales were 13% and 8% in the quarters ended March 31, 2011 and 2010, respectively.

Income taxes.  We recorded a provision for income taxes of $82 and $150 during the quarters ended March 31, 2011 and 2010, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings.  As a result of the factors described above, net earnings for the quarter ended March 31, 2011 were $143, or $0.01 per share, compared with net earnings in the first quarter of 2010 of $211, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first quarter of 2011, we had a net increase in cash of $1,228 compared with a net decrease in cash of $451 in the first quarter of 2010.  At March 31, 2011, we had working capital of $5,670, a $157 increase from working capital at December 31, 2010 of $5,513.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first quarter of 2011, our operating activities provided cash flows of $1,324.  In the first quarter of 2010, our operating activities used cash flows of $338.  The primary sources of cash provided by operating activities during the first quarter of 2011 were a $604 reduction of inventories and a $705 increase in deferred revenue. Most of the reduction in inventories resulted from the timing of inventory purchases and sales, while less than half related to a reduction in inventory held for CCI. The increase in deferred revenue related to additional order deposits received from CCI. In the first quarter of 2011, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $320 compared with providing cash flows of $394 in the first quarter of 2010.

Investing activities. During the first quarter of 2011, we used cash of $33 to purchase property and equipment, most of which was for use in our warehouse or quality control laboratory.

Financing activities. The only financing activity during the first quarter of 2011 was the repayment of long-term debt in the amount of $41.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 5% of net sales during the first quarter of 2011 and 4% of net sales in 2010.  We advance funds to and from our foreign subsidiary denominated in U.S. dollars, exposing the foreign subsidiary to the effect of changes in spot exchange rates of the Canadian dollar relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $839,000 to our Canadian operations at March 31, 2011, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $83,900.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None

ITEM 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2010 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing of the 2010 Form 10-K.

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

RBC Life Sciences, Inc.
Registrant

May 6, 2011	By:	/s/ Clinton H. Howard
Date	Its:	President and Chief Executive Officer

May 6, 2011	By:	/s/ Steven E. Brown
Date	Its:	Vice President-Finance and
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