Form 10-Q
period 2011-06-30
RBC LIFE SCIENCES, INC.
filed 2011-08-12
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.001 par value per share	22,228,834 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,614,221	$4,220,152
Accounts receivable, net	564,571	491,576
Inventories	5,548,083	5,343,016
Deferred income taxes	411,928	396,415
Prepaid expenses	1,179,384	807,344
Total current assets	13,318,187	11,258,503
Property and equipment, net	4,453,213	4,638,075
Goodwill, net	2,308,750	2,295,270
Intangible assets, net	52,872	55,851
Other assets	116,989	95,813
	$20,250,011	$18,343,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,253,920	$2,110,624
Accrued liabilities	1,557,214	976,495
Current maturities of long-term obligations	175,159	168,522
Deferred revenue	3,573,178	2,489,828
Total current liabilities	7,559,471	5,745,469
Long-term obligations, less current maturities	1,638,285	1,727,555
Deferred income taxes	997,566	994,909
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at June 30, 2011 and December 31, 2010	22,229	22,229
Additional paid-in capital	13,627,537	13,605,922
Accumulated deficit	(3,720,984)	(3,881,348)
Accumulated other comprehensive income	125,907	128,776
	10,054,689	9,875,579
	$20,250,011	$18,343,512

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended June 30,
	2011	2010
Net sales	$7,494,068	$7,838,364
Cost of sales	3,509,250	4,182,481
Gross profit	3,984,818	3,655,883
Operating expenses:
General and administrative	2,330,339	2,431,944
Distributor commissions	1,488,918	746,493
Depreciation and amortization	108,225	120,546
Total operating expenses	3,927,482	3,298,983
Operating profit	57,336	356,900
Interest expense	35,406	38,527
Earnings before income taxes	21,930	318,373
Provision for income taxes	4,900	146,400
Net earnings	$17,030	$171,973

Earnings per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average common shares outstanding:
Basic	22,228,834	21,921,934
Diluted	22,548,108	22,386,656

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Net sales	$14,031,951	$14,819,893
Cost of sales	6,730,968	7,775,216
Gross profit	7,300,983	7,044,677
Operating expenses:
General and administrative	4,440,354	4,757,327
Distributor commissions	2,323,482	1,287,238
Depreciation and amortization	218,268	242,917
Total operating expenses	6,982,104	6,287,482
Operating profit	318,879	757,195
Interest expense	71,615	77,798
Earnings before income taxes	247,264	679,397
Provision for income taxes	86,900	296,100
Net earnings	$160,364	$383,297

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average common shares outstanding:
Basic	22,228,834	21,921,934
Diluted	22,547,168	22,322,362

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$160,364	$383,297
Adjustment for non-cash items:
Depreciation and amortization	253,143	274,072
Stock-based compensation	21,615	25,503
Deferred income taxes	(11,414)	41,742
Loss on disposition of equipment	—	22,868
Change in operating assets and liabilities:
Accounts receivable	(72,961)	(224,993)
Inventories	(202,699)	538,687
Prepaid expenses	(369,832)	94,742
Other assets	(20,984)	(2,594)
Accounts payable and accrued liabilities	720,473	(282,559)
Deferred revenue	1,083,327	(953,713)
Net cash provided by (used in) operating activities	1,561,032	(82,948)
Cash flows from investing activities:
Purchase of property and equipment	(65,274)	(132,725)
Proceeds from sale of equipment	—	7,031
Net cash used in investing activities	(65,274)	(125,694)
Cash flows from financing activities:
Payments of long-term obligations	(82,634)	(76,491)
Net cash used in financing activities	(82,634)	(76,491)
Effect of exchange rate changes on cash flows	(19,055)	10,181
Net increase (decrease) in cash and cash equivalents	1,394,069	(274,952)
Cash and cash equivalents, beginning of period	4,220,152	3,972,111
Cash and cash equivalents, end of period	$5,614,221	$3,697,159

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

Note C – Inventories:

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials and bulk products	$552,840	$287,644
Packaging materials	383,675	318,397
Finished goods	4,611,568	4,736,975
	$5,548,083	$5,343,016

Note D – Prepaid Expenses:

Prepaid expenses consist of the following:

	June 30, 2011	December 31, 2010
Advance payment to suppliers	$600,873	$333,763
Prepaid income taxes	—	225,698
Certificates of deposit - restricted	87,049	84,923
Prepaid insurance and other	491,462	162,960
	$1,179,384	$807,344

At June 30, 2011 and December 31, 2010, the Company held certificates of deposit in the amount of approximately $87,000 and $85,000, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	June 30, 2011	December 31, 2010
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,106,182	2,063,488
Warehouse equipment	226,922	219,030
Automotive equipment	29,945	15,228
	5,886,477	5,821,174
Less – accumulated depreciation	(2,574,437)	(2,324,272)
	3,312,040	3,496,902
Land	1,141,173	1,141,173
	$4,453,213	$4,638,075

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2010	$3,429,940	$(1,134,670)
Currency translation adjustment	26,304	(12,824)
Balance, June 30, 2011	$3,456,244	$(1,147,494)

Other intangible assets consist of the following:

		June 30, 2011		December 31, 2010
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(52,192)	$99,100	$(49,549)
Other	19	12,600	(6,636)	12,600	(6,300)
		$111,700	$(58,828)	$111,700	$(55,849)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended June 30, 2011 and 2010, and $3,000 for the six months ended June 30, 2011 and 2010.  The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2011 is as follows:

Remainder of 2011	$2,979
2012	5,957
2013	5,957
2014	5,957
2015	5,957
Thereafter	26,065
$52,872

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
Distributor commissions	$916,152	$470,778
Salaries and wages	383,481	399,357
Sales and property taxes	87,637	31,422
Interest	11,712	12,246
Other	158,232	62,692
	$1,557,214	$976,495

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	June 30, 2011	December 31, 2010
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,813,444	$1,896,077
Less – current maturities	(175,159)	(168,522)
	$1,638,285	$1,727,555

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At June 30, 2011, the fair value of fixed-rate long-term debt was approximately $1,979,000, which was $166,000 above the carrying value of approximately $1,813,000.  At December 31, 2010, the fair value of fixed-rate long-term debt was approximately $2,041,000, which was $145,000 above the carrying value of approximately $1,896,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-

based compensation expense was approximately $11,200 for the quarter ended June 30, 2011 and $21,600 and $25,500 for the six months ended June 30, 2011 and 2010, respectively.  As a result of the forfeiture of certain stock options before the vesting date, the Company recorded a net reversal of share-based compensation expense of approximately $7,700 during the quarter ended June 30, 2010. Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(1)	(1)		(1)
Weighted average expected life (years)	—	—	8.4	—
Risk-free interest rate	—%	—%	3.32%	—%
Expected volatility	—%	—%	96.23%	—%
Expected dividend yield	—%	—%	—%	—%
__________________
(1) There were no option grants during this period.

A summary of stock option activity for the six months ended June 30, 2011 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2010	1,198,390	$0.34
Granted	33,600	0.28
Exercised	—	—
Forfeited/canceled	(50,900)	0.45
Outstanding on June 30, 2011	1,181,090	$0.34	3.8	$95,532
Exercisable on June 30, 2011	926,990	$0.28	3.2	$94,126

A summary of the status of the Company's non-vested stock options as of June 30, 2011 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2010	303,930	$0.46
Non-vested stock options granted	—	—
Vested stock options	(7,500)	0.29
Forfeited stock options	(42,330)	0.44
Non-vested stock options at June 30, 2011	254,100	0.47

As of June 30, 2011, there was approximately $97,100 of total unrecognized compensation cost related to stock option grants.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended June 30, 2011
Net sales	$5,702	$1,792	$7,494
Depreciation and amortization	108	18	126
Operating profit	14	43	57
Capital expenditures	32	—	32
Total assets	17,457	2,793	20,250
Quarter Ended June 30, 2010
Net sales	$6,187	$1,651	$7,838
Depreciation and amortization	115	21	136
Operating profit	214	143	357
Capital expenditures	79	—	79
Total assets	14,533	3,177	17,710
Six Months Ended June 30, 2011
Net sales	$10,517	$3,515	$14,032
Depreciation and amortization	217	36	253
Operating profit	172	147	319
Capital expenditures	65	—	65
Total assets	17,457	2,793	20,250
Six Months Ended June 30, 2010
Net sales	$11,601	$3,219	$14,820
Depreciation and amortization	232	42	274
Operating profit	583	174	757
Capital expenditures	133	—	133
Total assets	14,533	3,177	17,710

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$3,574	$6,351	$2,811	$6,687
Russia/Eastern Europe	2,980	—	4,615	—
Canada	486	555	330	520
All others	454	26	82	—
Totals	$7,494	$6,932	$7,838	$7,207

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$6,532	$6,351	$5,410	$6,687
Russia/Eastern Europe	6,037	—	8,587	—
Canada	804	555	559	520
All others	659	26	264	—
Totals	$14,032	$6,932	$14,820	$7,207

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $2,980,000 and $4,615,000 during the quarters ended June 30, 2011 and 2010, respectively, and $6,037,000 and $8,587,000 during the six months ended June 30, 2011 and 2010, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $1,078,000 and $1,011,000 during the quarters ended June 30, 2011 and 2010, respectively, and $2,148,000 and $2,032,000 during the six months ended June 30, 2011 and 2010, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or the six months ended June 30, 2011 and 2010.

Note K – Earnings Per Share:

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
Quarter Ended June 30, 2011
Basic earnings per common share	$17,030	22,228,834	$0.00
Effect of dilutive stock options	—	319,274
Diluted earnings per common share	$17,030	22,548,108	$0.00
Quarter Ended June 30, 2010
Basic earnings per common share	$171,973	21,921,934	$0.01
Effect of dilutive stock options	—	464,722
Diluted earnings per common share	$171,973	22,386,656	$0.01
Six Months Ended June 30, 2011
Basic earnings per common share	$160,364	22,228,834	$0.01
Effect of dilutive stock options	—	318,334
Diluted earnings per common share	$160,364	22,547,168	$0.01
Six Months Ended June 30, 2010
Basic earnings per common share	$383,297	21,921,934	$0.02
Effect of dilutive stock options	—	400,428
Diluted earnings per common share	$383,297	22,322,362	$0.02

The number of stock options that were outstanding, but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 458,000 and 1,008,000 for the quarters ended June 30, 2011 and 2010, respectively, and 469,000 and 1,058,000 for the six months ended June 30, 2011 and 2010, respectively.

Note L – Comprehensive Income:

Comprehensive income is net earnings adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment.  The following table provides information regarding comprehensive income:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$17,030	$171,973	$160,364	$383,297
Other comprehensive income:
Foreign currency translation adjustment	343	647	(2,869)	1,805
Comprehensive income	$17,373	$172,620	$157,495	$385,102

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2011		2010
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,021	40%	$4,642	59%
Associate network	2,681	36%	1,545	20%
	5,702	76%	6,187	79%
Medical Products	1,792	24%	1,651	21%
	$7,494	100%	$7,838	100%

	Six Months Ended June 30,
	2011		2010
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$6,110	44%	$8,796	59%
Associate network	4,407	31%	2,805	19%
	10,517	75%	11,601	78%
Medical Products	3,515	25%	3,219	22%
	$14,032	100%	$14,820	100%

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

Our principal licensee is CCI, which accounted for 99% and 98% of licensee net sales in the six months ended June 30, 2011 and 2010, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  Because we do not recognize revenue until products are shipped to CCI, the Company's sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.

Net sales in this channel decreased $2,686,000, or 31%, during the six months ended June 30, 2011 compared with net sales for the same period in 2010 primarily as a result of a decrease in net sales to CCI.  Net sales to CCI decreased $2,550,000, or 30%, for the six months ended June 30, 2011.  We attribute this decline primarily to the logistical considerations affecting the timing of shipments to CCI as well as decreased in-territory demand. Reduced in-territory demand generally results in a disproportionate reduction of sales to CCI as CCI adjusts its inventory to a level commensurate with expected future sales. Backlog related to CCI’s account was $7,687,000 at June 30, 2011 compared to $6,403,000 at June 30, 2010. Net sales in this channel represented 44% of consolidated net sales in the first six months of 2011, compared to 56%, 51% and 60% for the years ended December 31, 2010, 2009 and 2008, respectively.

Associate Network.  The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
U.S.	68%	75%	70%	78%
Canada	18	21	18	20
Southeast Asia	14	4	12	2
	100%	100%	100%	100%

Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  Net sales through the Associate network channel increased approximately 57% during the first six months of 2011 compared to the same period in 2010.  This increase was primarily attributable to the following:

•
In late March 2010, we initiated a program whereby we began selling selected nutritional supplement products in Taiwan under an NFR program.  In June 2010, October 2010 and April 2011, this program was expanded to include the Southeast Asian markets of Brunei, Singapore and Hong Kong, respectively. The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The NFR program also allows independent Associates in North America to expand their distributorships into these NFR markets.   Product orders from NFR customers are currently fulfilled from our U.S. warehouse located in Irving,

Texas.  Because of the favorable results we have seen from this program, we plan to open an office and distribution facility in Taiwan during 2011.

•
In May 2011, we launched a new product, Stem-KineTM. Stem-Kine is a dietary supplement that has been shown in published human clinical studies to nutritionally enable bone marrow and other stem cell-producing tissues to increase their production of stem cells, which form the natural repair and renewal system of the body. In connection with this launch, we promoted sales of Stem-Kine through special purchase offers, sales contests and a series of Company-sponsored events. Primarily as a result of these activities, Associate network sales and sponsorship of new Associates in the second quarter of 2011 increased 55% and 115%, respectively, when compared to the first quarter of 2011.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment's largest customer, a medical/surgical dealer, accounted for 61% and 63% of Medical Products net sales during the six months ended June 30, 2011 and 2010, respectively.

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

Management believes that there have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.8	53.4	48.0	52.5
Gross profit	53.2	46.6	52.0	47.5
Operating expenses:
General and administrative	31.1	31.0	31.6	32.1
Distributor commissions	19.9	9.5	16.6	8.7
Depreciation and amortization	1.4	1.5	1.5	1.6
Total operating expenses	52.4	42.0	49.7	42.4
Operating profit	0.8	4.6	2.3	5.1
Interest expense	0.5	0.5	0.5	0.5
Earnings before income taxes	0.3	4.1	1.8	4.6
Provision for income taxes	0.1	1.9	0.7	2.0
Net earnings	0.2%	2.2%	1.1%	2.6%

Quarter ended June 30, 2011 compared with quarter ended June 30, 2010 (000’s except per share amounts)

Net sales. Net sales for the quarter ended June 30, 2011 were $7,494 compared with net sales for the same period in 2010 of $7,838, a decrease of $344 or 4%. This decrease resulted from a $485 decrease in net sales of Nutritional Products, which was partially offset by a $141 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $1,621 while net sales of Nutritional Products to our Associate network increased $1,136.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales of our products to CCI decreased $1,635, or 35%, during the second quarter of 2011. We attribute this decline primarily to the logistical considerations affecting the timing of shipments to CCI as well as decreased in-territory demand. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Associate Network.  Net sales to our Associate network increased approximately $1,136, or 74%, during the second quarter of 2011 primarily as a result of increased levels of sponsorship of new Associates and the introduction of Stem-Kine, as described above under the section "Overview - Associate Network." During the second quarter of 2011, the number of new Associates sponsored more than doubled from the number sponsored during the second quarter of 2010.

Medical products.  The growth in net sales of Medical Products resulted from increased sales both to new customers and to existing customers in this segment.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, increased $67 during the second quarter of 2011 compared to the second quarter of 2010.  Sales to this distributor in the second quarter of 2011 were approximately $1,078.

Cost of sales.  Cost of sales for the quarter ended June 30, 2011 was $3,509 compared with cost of sales in the first quarter of 2010 of $4,182, a decrease of $673 or 16%. As a percentage of net sales, cost of sales was 47% in the second quarter of 2011 and 53% in the second quarter of 2010. As a percentage of net sales, gross profit increased 6% primarily because of a change in sales mix in the Nutritional Products segment.  During the second quarter of 2011, a greater percentage of our sales in this segment was contributed by Associate network sales, which have a higher gross margin than sales to our licensees. Sales to licensees have a lower gross margin because the licensees bear the cost of Associate commissions and other marketing and distribution expenses in the licensed territories.

General and administrative. General and administrative expenses for the quarter ended June 30, 2011 were $2,330 compared with expenses in the second quarter of 2010 of $2,432, a decrease of $102 or 4%. This decrease was primarily attributable to decreased expenses associated with our Canadian operations and decreased personnel expenses.  As a percentage of net sales, general and administrative expenses were 31% in the quarters ended June 30, 2011 and 2010.

Distributor commissions. Distributor commissions were $1,489 for the quarter ended June 30, 2011 compared with distributor commissions of $746 in the second quarter of 2010, an increase of $743 or 100%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 56% in the second quarter of 2011 compared to 47% in the same period in 2010.  This percentage increase was mainly due to (i) special price promotions offered in connection with the launch of Stem-Kine, (ii) an increase in sales of product "entry packs" that are available for purchase by newly enrolling Associates, which provide a higher percentage of commissions than non-entry pack sales, and (iii) the qualification of certain Associates at higher commission levels of the Associate compensation plan, which was attributable to the overall increase in Associate network sales. On a consolidated basis, distributor commissions as a percentage of net sales were 20% and 10% in the quarter ended June 30, 2011 and 2010, respectively.

Income taxes.  We recorded a provision for income taxes of $5 and $146 during the quarters ended June 30, 2011 and 2010, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings.  As a result of the factors described above, net earnings for the quarter ended June 30, 2011 were $17, or $0.00 per share, compared with net earnings in the first quarter of 2010 of $172, or $0.01 per share.

Six months ended June 30, 2011 compared with six months ended June 30, 2010 (000’s except per share amounts)

Net sales. Net sales for the six months ended June 30, 2011 were $14,032 compared with net sales for the same period in 2010 of $14,820, a decrease of $788 or 5%. This decrease resulted from a $1,084 decrease in net sales of Nutritional Products, which was partially offset by a $296 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees decreased $2,686 while net sales of Nutritional Products to our Associate network increased $1,602.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI; sales of our products to CCI decreased $2,550, or 30%, during the first six months of 2011. We attribute this decline primarily to the logistical considerations affecting the timing of shipments to CCI as well as decreased in-territory demand. Sales to CCI vary from period to period due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Associate Network.  Net sales to our Associate network increased approximately $1,602, or 57%, during the first six months of 2011 primarily as a result of increased levels of sponsorship of new Associates and the introduction of Stem-Kine, as described above under the section "Overview - Associate Network." During the first six months of 2011, the number of new Associates sponsored more than doubled from the number sponsored during the first six months of 2010.

Medical products.  The growth in net sales of Medical Products resulted from increased sales both to new customers and to existing customers in this segment.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, increased $116 during the first six months of 2011 compared to the first six months of 2010.  Sales to this distributor in the first six months of 2011 were approximately $2,148.

Cost of sales.  Cost of sales for the six months ended June 30, 2011 was $6,731 compared with cost of sales in the first six months of 2010 of $7,775, a decrease of $1,044 or 13%. As a percentage of net sales, cost of sales was 48% in the first six months of 2011 and 53% in the first six months of 2010. As a percentage of net sales, gross profit increased 5% primarily because of a change in sales mix in the Nutritional Products segment.  During the first six months of 2011, a greater percentage of our sales in this segment was contributed by Associate network sales, which have a higher gross margin than sales to our licensees. Sales to licensees have a lower gross margin because the licensees bear the cost of Associate commissions and other marketing and distribution expenses in the licensed territories.

General and administrative. General and administrative expenses for the six months ended June 30, 2011 were $4,440 compared with expenses in the first six months of 2010 of $4,757, a decrease of $317 or 7%. This decrease was primarily attributable to decreased expenses associated with our Canadian operations and decreased personnel expenses.  As a percentage of net sales, general and administrative expenses were 32% in the six months ended June 30, 2011 and 2010.

Distributor commissions. Distributor commissions were $2,323 for the six months ended June 30, 2011 compared with distributor commissions of $1,287 in the first six months of 2010, an increase of $1,036 or 80%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 52% in the first six months of 2011 compared to 44% in the same period in 2010.  This percentage increase was mainly due to (i) special price promotions offered in connection with the launch of Stem-Kine, (ii) an increase in sales of product "entry packs" that are available for purchase by newly enrolling Associates, which provide a higher percentage of commissions than non-entry pack sales, and (iii) the qualification of certain Associates at higher commission levels of the Associate compensation plan, which was attributable to the overall increase in Associate network sales. On a consolidated basis, distributor commissions as a percentage of net sales were 17% and 9% in the six months ended June 30, 2011 and 2010, respectively.

Income taxes.  We recorded a provision for income taxes of $87 and $296 during the six months ended June 30, 2011 and 2010, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings.  As a result of the factors described above, net earnings for the six months ended June 30, 2011 were $160, or $0.01 per share, compared with net earnings in the first six months of 2010 of $383, or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first six months of 2011, we had a net increase in cash of $1,394 compared with a net decrease in cash of $275 in the first six months of 2010.  At June 30, 2011, we had working capital of $5,759, a $246 increase from working capital at December 31, 2010 of $5,513.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first six months of 2011, our operating activities provided cash flows of $1,561.  In the first six months of 2010, our operating activities used cash flows of $83.  The primary sources of cash provided by operating activities during the first six months of 2011 were a $1,083 increase in deferred revenue, which primarily resulted from an increase in order deposits received from CCI, and a $720 increase in accounts payable and accrued liabilities, which primarily resulted from an increase in accrued Associate commissions. Offsetting these sources of cash were a $370 increase in prepaid expenses, which primarily resulted from increased supplier deposits and annual insurance policy renewals, and a $203 increase in inventories, which primarily resulted from inventory purchased for the Taiwan branch operation and inventory held for CCI. In the first six months of 2011, net earnings adjusted for non-cash activities, which include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $424 compared with providing cash flows of $747 in the first six months of 2010.

Investing activities. During the first six months of 2011, we used cash of $65 to purchase property and equipment, most of which was related to computer systems or warehouse operations.

Financing activities. The only financing activity during the first six months of 2011 was the repayment of long-term debt in the amount of $83.

General liquidity and cash flows. We believe that the working capital requirements of our existing operations, including the start-up of branch operations in Taiwan, can be met through available cash and cash generated from operating activities for the foreseeable future; however, an overall decrease in demand for our products could adversely affect our liquidity. In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings or other types of debt or equity financings. We can give no assurance, however, that we would be able to obtain any additional outside financing or obtain financing on terms we would find acceptable.  We have no plans or requirements for any significant capital expenditures during the next 12 months.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 6% of net sales during the first six months of 2011 and 4% of net sales in 2010.  We also plan to establish foreign operations in Taiwan during 2011. We advance funds to and from our foreign operations denominated in U.S. dollars, exposing the foreign operation to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $751,000 and $94,000 to our Canadian operations and Taiwan operations, respectively, at June 30, 2011, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $84,500.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc.
Registrant

August 12, 2011	By:	/s/ Clinton H. Howard
Date	Its:	President and Chief Executive Officer
(principal executive officer)

August 12, 2011	By:	/s/ Steven E. Brown
Date	Its:	Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith