Form 10-Q
period 2011-09-30
RBC LIFE SCIENCES, INC.
filed 2011-11-10
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, $0.001 par value per share	22,228,834 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,720,463	$4,220,152
Accounts receivable, net	540,779	491,576
Inventories	6,782,435	5,343,016
Deferred income taxes	456,928	396,415
Prepaid expenses	824,464	807,344
Total current assets	13,325,069	11,258,503
Property and equipment, net	4,363,653	4,638,075
Goodwill, net	2,275,590	2,295,270
Intangible assets, net	51,383	55,851
Other assets	116,113	95,813
	$20,131,808	$18,343,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,461,265	$2,110,624
Accrued liabilities	1,247,814	976,495
Current maturities of long-term obligations	178,574	168,522
Deferred revenue	3,862,328	2,489,828
Total current liabilities	7,749,981	5,745,469
Long-term obligations, less current maturities	1,592,340	1,727,555
Deferred income taxes	1,003,113	994,909
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at September 30, 2011 and December 31, 2010	22,229	22,229
Additional paid-in capital	13,638,092	13,605,922
Accumulated deficit	(4,010,834)	(3,881,348)
Accumulated other comprehensive income	136,887	128,776
	9,786,374	9,875,579
	$20,131,808	$18,343,512

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended September 30,
	2011	2010
Net sales	$7,060,839	$6,126,488
Cost of sales	3,743,127	2,836,499
Gross profit	3,317,712	3,289,989
Operating expenses:
General and administrative	2,653,793	2,240,966
Distributor commissions	1,039,385	758,509
Depreciation and amortization	110,901	119,422
Total operating expenses	3,804,079	3,118,897
Operating profit (loss)	(486,367)	171,092
Interest expense	34,587	37,769
Earnings (loss) before income taxes	(520,954)	133,323
Provision (benefit) for income taxes	(231,104)	—
Net earnings (loss)	$(289,850)	$133,323

Earnings (loss) per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	22,228,834	21,921,934
Diluted	22,228,834	22,468,717

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Net sales	$21,092,790	$20,946,381
Cost of sales	10,474,095	10,611,715
Gross profit	10,618,695	10,334,666
Operating expenses:
General and administrative	7,094,147	6,998,293
Distributor commissions	3,362,867	2,045,747
Depreciation and amortization	329,169	362,339
Total operating expenses	10,786,183	9,406,379
Operating profit (loss)	(167,488)	928,287
Interest expense	106,202	115,567
Earnings (loss) before income taxes	(273,690)	812,720
Provision (benefit) for income taxes	(144,204)	296,100
Net earnings (loss)	$(129,486)	$516,620

Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average common shares outstanding:
Basic	22,228,834	21,921,934
Diluted	22,228,834	22,386,287

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(129,486)	$516,620
Adjustment for non-cash items:
Depreciation and amortization	379,909	408,957
Stock-based compensation	32,170	34,791
Deferred income taxes	(54,414)	32,842
(Gain) loss on disposition of equipment	(4,969)	22,874
Change in operating assets and liabilities:
Accounts receivable	(49,268)	62,321
Inventories	(1,452,945)	110,689
Prepaid expenses	(20,467)	147,020
Other assets	(21,335)	(2,595)
Accounts payable and accrued liabilities	616,095	(192,712)
Deferred revenue	1,372,568	(22,144)
Net cash provided by operating activities	667,858	1,118,663
Cash flows from investing activities:
Purchase of property and equipment	(102,781)	(155,768)
Proceeds from sale of equipment	4,969	7,034
Net cash used in investing activities	(97,812)	(148,734)
Cash flows from financing activities:
Payments of long-term obligations	(125,163)	(115,858)
Net cash used in financing activities	(125,163)	(115,858)
Effect of exchange rate changes on cash flows	55,428	(12,341)
Net increase in cash and cash equivalents	500,311	841,730
Cash and cash equivalents, beginning of period	4,220,152	3,972,111
Cash and cash equivalents, end of period	$4,720,463	$4,813,841

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

In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the interim periods have been included.  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.  Subsequent events were evaluated through the issuance date of the condensed consolidated financial statements.

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S. and Canada, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain markets in Southeast Asia the Company sells its products through an NFR program. Individuals who participate in the NFR program function similarly to Associates in the U.S. and Canada in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

On October 1, 2011, the Company opened a branch in Taiwan, which permits individuals in Taiwan to join the Company as Associates rather than NFR program participants. Through the Taiwan branch, the Company will provide Taiwan Associates local marketing and sales support, customer service and product order fulfillment.

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

Note C – Inventories:

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials and bulk products	$359,972	$287,644
Packaging materials	398,017	318,397
Finished goods	6,024,446	4,736,975
	$6,782,435	$5,343,016

Note D – Prepaid Expenses:

Prepaid expenses consist of the following:

	September 30, 2011	December 31, 2010
Advance payment to suppliers	$393,015	$333,763
Prepaid income taxes	76,223	225,698
Certificates of deposit - restricted	81,821	84,923
Prepaid insurance and other	273,405	162,960
	$824,464	$807,344

At September 30, 2011 and December 31, 2010, the Company held certificates of deposit in the amounts of approximately $82,000 and $85,000, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,141,804	2,063,488
Warehouse equipment	226,922	219,030
Automotive equipment	14,717	15,228
	5,906,871	5,821,174
Less – accumulated depreciation	(2,684,391)	(2,324,272)
	3,222,480	3,496,902
Land	1,141,173	1,141,173
	$4,363,653	$4,638,075

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2010	$3,429,940	$(1,134,670)
Currency translation adjustment	(38,404)	18,724
Balance, September 30, 2011	$3,391,536	$(1,115,946)

Other intangible assets consist of the following:

		September 30, 2011		December 31, 2010
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(53,513)	$99,100	$(49,549)
Other	19	12,600	(6,804)	12,600	(6,300)
		$111,700	$(60,317)	$111,700	$(55,849)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended September 30, 2011 and 2010, and $4,500 for the nine months ended September 30, 2011 and 2010.  The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2011 is as follows:

Remainder of 2011	$1,489
2012	5,957
2013	5,957
2014	5,957
2015	5,957
Thereafter	26,066
$51,383

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Distributor commissions	$566,159	$470,778
Salaries and wages	506,602	399,357
Sales and property taxes	68,935	31,422
Interest	11,437	12,246
Other	94,681	62,692
	$1,247,814	$976,495

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	September 30, 2011	December 31, 2010
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,770,914	$1,896,077
Less – current maturities	(178,574)	(168,522)
	$1,592,340	$1,727,555

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At September 30, 2011, the fair value of fixed-rate long-term debt was approximately $1,986,000, which was $215,000 above the carrying value of approximately $1,771,000.  At December 31, 2010, the fair value of fixed-rate long-term debt was approximately $2,041,000, which was $145,000 above the carrying value of approximately $1,896,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-

based compensation expense was approximately $10,600 and $9,300 for the quarters ended September 30, 2011 and 2010, respectively, and $32,200 and $34,800 for the nine months ended September 30, 2011 and 2010, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(1)
Weighted average expected life (years)	—	9.0	8.4	9.0
Risk-free interest rate	—%	3.09%	3.32%	3.09%
Expected volatility	—%	105.02%	96.23%	105.02%
Expected dividend yield	—%	—%	—%	—%
__________________
(1) There were no option grants during this period.

A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2010	1,198,390	$0.34
Granted	33,600	0.28
Exercised	—	—
Forfeited/canceled	(64,820)	0.50
Outstanding on September 30, 2011	1,167,170	$0.33	3.6	$80,893
Exercisable on September 30, 2011	913,070	$0.28	2.9	$79,862

A summary of the status of the Company's non-vested stock options as of September 30, 2011 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2010	303,930	$0.46
Non-vested stock options granted	—	—
Vested stock options	(7,500)	0.29
Forfeited stock options	(42,330)	0.44
Non-vested stock options at September 30, 2011	254,100	0.47

As of September 30, 2011, there was approximately $86,500 of total unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the RBC Life brand name through subsidiaries in the U.S. and Canada and, effective October 1, 2011, a branch in Taiwan.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the U.S., Canada and Southeast Asia, and by licensees in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended September 30, 2011
Net sales	$5,376	$1,685	$7,061
Depreciation and amortization	110	17	127
Operating loss	(464)	(22)	(486)
Capital expenditures	38	—	38
Total assets	17,576	2,556	20,132
Quarter Ended September 30, 2010
Net sales	$4,533	$1,593	$6,126
Depreciation and amortization	114	21	135
Operating profit	85	86	171
Capital expenditures	23	—	23
Total assets	15,657	3,180	18,837
Nine Months Ended September 30, 2011
Net sales	$15,893	$5,200	$21,093
Depreciation and amortization	327	53	380
Operating profit (loss)	(292)	125	(167)
Capital expenditures	103	—	103
Total assets	17,576	2,556	20,132
Nine Months Ended September 30, 2010
Net sales	$16,134	$4,812	$20,946
Depreciation and amortization	346	63	409
Operating profit	668	260	928
Capital expenditures	156	—	156
Total assets	15,657	3,180	18,837

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$3,332	$6,226	$2,518	$6,575
Russia/Eastern Europe	3,087	—	2,965	—
Canada	425	521	249	536
All others	217	60	394	—
Totals	$7,061	$6,807	$6,126	$7,111

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$9,864	$6,226	$7,928	$6,575
Russia/Eastern Europe	9,124	—	11,552	—
Canada	1,229	521	808	536
All others	876	60	658	—
Totals	$21,093	$6,807	$20,946	$7,111

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $3,087,000 and $2,965,000 during the quarters ended September 30, 2011 and 2010, respectively, and $9,124,000 and $11,552,000 during the nine months ended September 30, 2011 and 2010, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer in the amounts of $961,000 and $848,000 during the quarters ended September 30, 2011 and 2010, respectively, and $3,109,000 and $2,880,000 during the nine months ended September 30, 2011 and 2010, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or the nine months ended September 30, 2011 and 2010.

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Weighted Average Shares	Per Share
Quarter Ended September 30, 2011
Basic loss per common share	$(289,850)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(289,850)	22,228,834	$(0.01)
Quarter Ended September 30, 2010
Basic earnings per common share	$133,323	21,921,934	$0.01
Effect of dilutive stock options	—	546,783
Diluted earnings per common share	$133,323	22,468,717	$0.01
Nine Months Ended September 30, 2011
Basic loss per common share	$(129,486)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(129,486)	22,228,834	$(0.01)
Nine Months Ended September 30, 2010
Basic earnings per common share	$516,620	21,921,934	$0.02
Effect of dilutive stock options	—	464,353
Diluted earnings per common share	$516,620	22,386,287	$0.02

The number of stock options that were outstanding, but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 1,167,000 and 675,000 for the quarters ended September 30, 2011 and 2010, respectively, and 1,167,000 and 929,000 for the nine months ended September 30, 2011 and 2010, respectively.

Note L – Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) adjusted for other comprehensive income (loss), which, for the periods presented, consists of the change in the foreign currency translation adjustment.  The following table provides information regarding comprehensive income (loss):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings (loss)	$(289,850)	$133,323	$(129,486)	$516,620
Other comprehensive income:
Foreign currency translation adjustment	10,980	(2,405)	8,111	(600)
Comprehensive income (loss)	$(278,870)	$130,918	$(121,375)	$516,020

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2011		2010
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,105	44%	$3,005	49%
Associate network	2,271	32%	1,528	25%
	5,376	76%	4,533	74%
Medical Products	1,685	24%	1,593	26%
	$7,061	100%	$6,126	100%

	Nine Months Ended September 30,
	2011		2010
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$9,215	44%	$11,801	56%
Associate network	6,678	32%	4,333	21%
	15,893	76%	16,134	77%
Medical Products	5,200	24%	4,812	23%
	$21,093	100%	$20,946	100%

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

Our principal licensee is CCI, which accounted for 99% and 98% of licensee net sales in the nine months ended September 30, 2011 and 2010, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  Because we do not recognize revenue until products are shipped to CCI, the Company's sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.

Net sales in this channel decreased $2,586,000, or 22%, during the nine months ended September 30, 2011 compared with net sales for the same period in 2010 primarily as a result of a decrease in net sales to CCI.  Net sales to CCI decreased $2,428,000, or 21%, for the nine months ended September 30, 2011.  We attribute this decline primarily to the logistical considerations affecting the timing of shipments to CCI as well as decreased in-territory demand. Reduced in-territory demand generally results in a disproportionate reduction of sales to CCI as CCI adjusts its inventory to a level commensurate with expected future sales. Backlog related to CCI’s account was $6,545,000 at September 30, 2011 compared to $6,275,000 at September 30, 2010. Net sales in this channel represented 44% of consolidated net sales in the first nine months of 2011, compared to 56%, 51% and 60% for the years ended December 31, 2010, 2009 and 2008, respectively.

Associate Network.  The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S.	73%	63%	71%	72%
Canada	19	16	18	19
Southeast Asia	8	21	11	9
	100%	100%	100%	100%

Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  Net sales through the Associate network channel and sponsorship of new Associates increased approximately 54% and 121%, respectively, during the first nine months of 2011 compared to the same period in 2010.  This increase was primarily attributable to the following:

•
In late March 2010, we initiated a program whereby we began selling selected nutritional supplement products in Taiwan under an NFR program.  In June 2010, October 2010 and April 2011, this program was expanded to include the Southeast Asian markets of Brunei, Singapore and Hong Kong, respectively. The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The NFR program also allows independent Associates in North America to expand their distributorships into these NFR markets.   Product orders from NFR customers are currently fulfilled from our U.S. warehouse located in Irving,

Texas.  Because of the favorable response to this program, the Company opened an office and distribution facility in Taiwan on October 1, 2011. We believe that providing local marketing and sales support, customer service and product order fulfillment will generate additional sales growth in the Taiwan market.

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

This segment's largest customer, a medical/surgical dealer, accounted for 60% of Medical Products net sales during the nine months ended September 30, 2011 and 2010.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0	46.3	49.7	50.7
Gross profit	47.0	53.7	50.3	49.3
Operating expenses:
General and administrative	37.6	36.6	33.6	33.4
Distributor commissions	14.7	12.4	15.9	9.8
Depreciation and amortization	1.6	1.9	1.6	1.7
Total operating expenses	53.9	50.9	51.1	44.9
Operating profit (loss)	(6.9)	2.8	(0.8)	4.4
Interest expense	0.5	0.6	0.5	0.5
Earnings (loss) before income taxes	(7.4)	2.2	(1.3)	3.9
Provision (benefit) for income taxes	(3.3)	—	(0.7)	1.4
Net earnings (loss)	(4.1)%	2.2%	(0.6)%	2.5%

Quarter ended September 30, 2011 compared with quarter ended September 30, 2010 (000’s except per share amounts)

Net sales. Net sales for the quarter ended September 30, 2011 were $7,061 compared with net sales for the same period in 2010 of $6,126, an increase of $935, or 15%. This increase resulted from a $843 increase in net sales of Nutritional Products and a $92 increase in net sales of Medical Products. Net sales of Nutritional Products to our licensees increased $100 while net sales of Nutritional Products to our Associate network increased $743.

Licensees.  Net sales to our licensees increased as a result of increased shipments to CCI; sales of our products to CCI increased $122, or 4%, during the third quarter of 2011. We attribute this increase primarily to the logistical considerations affecting the timing of shipments to CCI as CCI's in-territory sales declined during the third quarter of 2011 compared with the comparable quarter in 2010. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Associate Network.  Net sales to our Associate network increased approximately $743, or 49%, during the third quarter of 2011 primarily as a result of increased levels of sponsorship of new Associates and the introduction of Stem-Kine, as described above under the section "Overview - Associate Network." During the third quarter of 2011, the number of new Associates sponsored more than doubled from the number sponsored during the third quarter of 2010.

Medical products.  The growth in net sales of Medical Products resulted from increased sales to the largest customer in this segment.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, increased $113 during the third quarter of 2011 compared to the third quarter of 2010.  Sales to this distributor in the third quarter of 2011 were approximately $961, or 57% of Medical Products net sales.

Cost of sales.  Cost of sales for the quarter ended September 30, 2011 was $3,743 compared with cost of sales in the first quarter of 2010 of $2,836, an increase of $907 or 32%. As a percentage of net sales, cost of sales was 53% in the third quarter of 2011 and 46% in the third quarter of 2010. As a percentage of net sales, gross profit decreased 7% primarily because of a change in sales mix associated with sales to our international licensees. During the third quarter of 2011, the sales mix associated with sales to our licensees contributed a lower gross margin than the corresponding sales mix in the third quarter of 2010. In addition, during the third quarter of 2011, the Company recorded a charge of approximately $100,000 to write off certain inventory it determined was unsalable.

General and administrative. General and administrative expenses for the quarter ended September 30, 2011 were $2,654 compared with expenses in the third quarter of 2010 of $2,241, an increase of $413 or 18%. This increase was primarily attributable to increased expenses associated with (i) the startup of our Taiwan branch, which opened October 1, 2011, (ii) Associate network sales and marketing expenses, primarily related to a leadership event conducted in September 2011, and (iii) Medical products sales and marketing expenses, primarily related to sales representatives added during 2011. As a percentage of net sales, general and administrative expenses were 38% and 37% in the quarters ended September 30, 2011 and 2010, respectively.

Distributor commissions. Distributor commissions were $1,039 for the quarter ended September 30, 2011 compared with distributor commissions of $759 in the third quarter of 2010, an increase of $280, or 37%.  This increase was attributable to the increase in Associate network sales in the third quarter of 2011 compared with the comparable period in 2010. With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, decreased to approximately 49% in the third quarter of 2011 compared to 50% in the same period in 2010.  On a consolidated basis, distributor commissions as a percentage of net sales were 15% and 12% in the quarter ended September 30, 2011 and 2010, respectively.

Income taxes.  We recorded a benefit for income taxes of $231 during the quarter ended September 30, 2011 based on our estimate of the effective annual income tax rate for the applicable period, giving effect to certain credits and deductions, primarily research and development credits and domestic production activities deductions, that were available to recover taxes paid in prior periods. We did not record a provision or benefit for income taxes for the quarter ended September 30, 2010 based on our estimate of the effective annual income tax rate for 2010. During the third quarter of 2010, we identified certain tax credits and other adjustments that offset the provision for income taxes related to third quarter earnings.

Net earnings (loss).  As a result of the factors described above, the net loss for the quarter ended September 30, 2011 was $290, or $0.01 per share, compared with net earnings in the third quarter of 2010 of $133, or $0.01 per share.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010 (000’s except per share amounts)

Net sales. Net sales for the nine months ended September 30, 2011 were $21,093 compared with net sales for the same period in 2010 of $20,946, an increase of $147 or 1%. This increase resulted from a $388 increase in net sales of Medical Products, which was partially offset by a $241 decrease in net sales of Nutritional Products. Net sales of Nutritional Products to our licensees decreased $2,586 while net sales of Nutritional Products to our Associate network increased $2,345.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI; sales of our products to CCI decreased $2,428, or 21%, during the first nine months of 2011. We attribute this decline primarily to the logistical considerations affecting the timing of shipments to CCI as well as decreased in-territory demand. Sales to CCI vary from period to period due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Associate Network.  Net sales to our Associate network increased approximately $2,345, or 54%, during the first nine months of 2011 primarily as a result of increased levels of sponsorship of new Associates and the introduction of Stem-Kine, as described above under the section "Overview - Associate Network." During the first nine months of 2011, the number of new Associates sponsored more than doubled from the number sponsored during the first nine months of 2010.

Medical products.  The growth in net sales of Medical Products resulted from increased sales both to new customers and to existing customers in this segment.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, increased $229 during the first nine months of 2011 compared to the first nine months of 2010.  Sales to this distributor in the first nine months of 2011 were approximately $3,109, or 60% of Medical Products net sales.

Cost of sales.  Cost of sales for the nine months ended September 30, 2011 was $10,474 compared with cost of sales in the first nine months of 2010 of $10,612, a decrease of $138, or 1%. As a percentage of net sales, cost of sales was 50% in the first nine months of 2011 and 51% in the first nine months of 2010. As a percentage of net sales, gross profit increased 1% primarily because of a change in sales mix in the Nutritional Products segment.

General and administrative. General and administrative expenses for the nine months ended September 30, 2011 were $7,094 compared with expenses in the first nine months of 2010 of $6,998, an increase of $96, or 1%.  As a percentage of net sales, general and administrative expenses were 34% and 33% in the nine months ended September 30, 2011 and 2010, respectively.

Distributor commissions. Distributor commissions were $3,363 for the nine months ended September 30, 2011 compared with distributor commissions of $2,046 in the first nine months of 2010, an increase of $1,317, or 64%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, increased to approximately 51% in the first nine months of 2011 compared to 46% in the same period in 2010.  This percentage increase was mainly due to (i) special price promotions offered in connection with the launch of Stem-Kine, (ii) an increase in sales of product "entry packs" that are available for purchase by newly enrolling Associates, which provide a higher percentage of commissions than non-entry pack sales, and (iii) the qualification of certain Associates at higher commission levels of the Associate compensation plan, which was attributable to the overall increase in Associate network sales. On a consolidated basis, distributor commissions as a percentage of net sales were 16% and 10% in the nine months ended September 30, 2011 and 2010, respectively.

Income taxes.  We recorded a benefit for income taxes of $144 during the nine months ended September 30, 2011 based on our estimate of the effective annual income tax rate for the applicable period, giving effect to certain credits and deductions, primarily research and development credits and domestic production activities deductions, that were available to recover taxes paid in prior periods. We recorded a provision for income taxes of $296 during the nine months ended September 30, 2010 based on our estimate of the effective annual income tax rate for the applicable period

Net earnings (loss).  As a result of the factors described above, the net loss for the nine months ended September 30, 2011 was $129, or $0.01 per share, compared with net earnings in the first nine months of 2010 of $517, or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first nine months of 2011, we had a net increase in cash of $500 compared with a net increase in cash of $842 in the first nine months of 2010.  At September 30, 2011, we had working capital of $5,575, a $62 increase from working capital at December 31, 2010 of $5,513.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first nine months of 2011, our operating activities provided cash flows of $668.  In the first nine months of 2010, our operating activities provided cash flows of $1,119.  The primary sources of cash provided by operating activities during the first nine months of 2011 were a $1,373 increase in deferred revenue, which primarily resulted from an increase in payments received for inventory held for shipment to CCI, and a $616 increase in accounts payable and accrued liabilities, which primarily relates to the timing of payments due to suppliers. Offsetting these sources of cash were a $1,453 increase in inventories, which primarily resulted from inventory purchased for the Taiwan branch and inventory held for CCI, and the net loss of $129. In the first nine months of 2011, net earnings (loss) adjusted for non-cash activities, which primarily include depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $223 compared with providing cash flows of $1,016 in the first nine months of 2010.

Investing activities. During the first nine months of 2011, we used cash of $103 to purchase property and equipment, most of which were used to equip the Taiwan office and to upgrade computer systems and warehouse operations in the U.S.

Financing activities. The only financing activity during the first nine months of 2011 was the repayment of long-term debt in the amount of $125.

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

Foreign exchange

We have foreign-based operations in Canada that accounted for 6% of net sales during the first nine months of 2011 and 4% of net sales in 2010.  We also opened a branch in Taiwan on October 1, 2011. We advance funds to and from our foreign operations denominated in U.S. dollars, exposing the foreign operation to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $1,065,000 and $548,000 to our Canadian operations and Taiwan operations, respectively, at September 30, 2011, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $161,300.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc.
Registrant

November 10, 2011	By:	/s/ Clinton H. Howard
Date	Its:	President and Chief Executive Officer
(principal executive officer)

November 10, 2011	By:	/s/ Steven E. Brown
Date	Its:	Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith