Form 10-K
period 2011-12-31
RBC LIFE SCIENCES, INC.
filed 2012-03-28
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
 Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011:  $2,326,000
 Number of shares of common stock outstanding as of February 15, 2012:  22,228,834
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Overview

RBC Life Sciences, Inc., a Nevada corporation formed in 1999 (along with its subsidiaries, sometimes hereinafter referred to collectively as “we”, “our”, the “Company” or “RBC”), is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada and, effective October 1, 2011, a branch office in Taiwan.  This product line is marketed under the “RBC Life” brand name and may be broadly categorized as:  (i) wellness products, (ii) fitness products and (iii) skin care products.  The product line includes herbal formulas, vitamins, minerals, antioxidants and skin, hair and body care products.

In certain markets, primarily the U.S., Canada and Taiwan, we market Nutritional Products through a network of independent distributors that we refer to as “Associates.”  We also market Nutritional Products in certain international markets through license arrangements.  The licensees are third parties who are granted exclusive rights to distribute Nutritional Products in their respective territories and, for the most part, distribute these products through an independent network of Associates in the licensed territory.

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

Industry Overview

Nutritional Products. In the Nutritional Products business segment, we compete in two industries: nutrition and direct selling. The nutrition industry is highly fragmented and very competitive.  Companies in this industry manufacture and distribute products generally intended to maintain and/or enhance the body's health and general well-being.  Products manufactured and distributed include (i) nutritional supplements, (ii) natural and organic foods, (iii) functional foods and (iv) natural and organic personal care and household products.  The majority of our net sales in this segment are sales of nutritional supplements.

According to the latest global market data published by the Nutrition Business Journal (“NBJ”), global nutrition industry sales increased 6% to $302 billion in 2010.  Of that $302 billion, nutritional supplements contributed $85 billion, while natural and organic foods contributed $84 billion, functional foods $102 billion, and natural and organic personal care and household products $31 billion. In 2010, total sales of Nutritional Products in our two largest markets, the U.S. and Russia/Eastern Europe, grew 6% and 9%, respectively.

NBJ reported that in 2010 the overall U.S. nutrition market grew 6% to $117 billion, up from 4% growth in 2009. In 2009, growth in the U.S. nutrition market was negatively affected by the global economic downturn that began in 2008. NBJ estimated that the U.S nutrition market will grow between 6% and 8% each year through 2013.

We believe that there are a number of demographic, health care and lifestyle trends that continue to drive the growth of the nutrition industry, including:

•	The aging population, particularly the baby-boomer generation, combined with the tendency on the part of consumers to purchase more nutritional supplements as they age;

•
The general public's heightened awareness and understanding of the connection between diet and health, and its interest in healthier lifestyles and more proactive approaches in managing health care needs;

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

Our primary distribution model is a network marketing system, which is a common form of direct selling. According to the latest data available from the World Federation of Direct Selling Associations (the "WFDSA"), the direct selling industry generated approximately $132 billion in worldwide retail sales in 2010, with approximately 88 million independent distributors. WFDSA statistics show that the U.S. continues to be the largest market for direct sales in the world. According to the Direct Selling Association (“DSA”), the U.S. member association of the WFDSA, the U.S. generated approximately $29 billion in annual retail sales in 2010 with approximately 16 million independent distributors. DSA statistics show that wellness products, which include nutritional supplements, accounted for 23%, and personal care products accounted for 19%, of the approximately $29 billion in annual retail sales generated in the U.S.

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

Competitive Strengths

Product Portfolio. We have developed a line of high-quality health products based on the demands of the industries in which we operate.  Our product lines feature proprietary products, newly developed products and products that have been available for many years.  We regularly review and if necessary improve our product formulations based on new scientific data, market demands and regulatory changes to ensure our product portfolio remains current and attractive to our customers, and satisfies regulatory requirements.

In-house Manufacturing. We manufacture certain proprietary raw materials for our exclusive use, including the key raw material used in certain of our top-selling products, Microhydrin® and Microhydrin Plus®, which are Nutritional Products.  Together, these products accounted for 10% of consolidated net sales and 14% of Nutritional Products sales in 2011.  We believe that our ability to manufacture these proprietary raw materials is a competitive advantage for us because it allows us to better protect our proprietary technology and know-how, and better manage the quality of and costs associated with the production of our key raw materials.

Science-based Product Development. We emphasize science-based product development in the fields of nutrition and wound care.  We have developed substantially all of our products utilizing scientific data as the basis of product formulation, including published research, in-house and third-party research and sponsored research.  We maintain an on-going research and development effort that includes in-house personnel as well as third-party advisers including medical professionals.

Operating Flexibility. Other than the production of certain proprietary raw materials, we contract the production of all our products to third-party contract manufacturers.  This arrangement allows us to minimize capital expenditures, benefit from specialized expertise provided by the contract manufacturer and maintain operating overhead in line with sales.  We have found the marketplace for quality contract manufacturers to be competitive and attractive.  We have established an internal quality system, including the use of in-house quality control laboratories and personnel, to monitor the performance of our third-party manufacturers to ensure they maintain a high quality of service.

Experienced Management Team. Our management team includes individuals with expertise in various managerial disciplines including nutrition, wound care, international business development, marketing, sales, operations, quality assurance, finance and information technology.

Business Strategy

We seek to grow our business by pursuing the following strategies:

Exploit New Product Opportunities; Develop New and Improved Products. In May 2011, we launched a new dietary supplement product, Stem-KineTM. Stem-Kine has been shown in published human clinical studies to nutritionally enable bone marrow and other stem cell-producing tissues, which form the natural repair and renewal system of the body, to increase their production of stem cells. We market this product under a license agreement that provides RBC exclusive marketing rights in 42 countries, including all countries where our products are currently sold by us or our licensees, except that the licensor has retained the right to sell Stem-Kine to licensed health care practitioners in the U.S. We believe this product possesses unique features and benefits that provide a key opportunity for sales growth in the Nutritional Products segment.

As a distributor of health products, we believe that it is vital to continually evaluate ways to improve existing products and to develop new and innovative products.  We expect to use our existing resources and, to the extent we deem prudent, invest additional resources, to identify opportunities for new and improved products.  As was the case with Stem-Kine, our product development activities will continue to center around the development and introduction of science-based products in response to newly released clinical and other scientific data, new technology and customer preferences.

Attract and Retain Network Marketing Associates. We believe that the network marketing model is the most effective way to sell our Nutritional Products.  Our objective is to increase sales in this channel by increasing the attraction, recruitment, retention and productivity of our Associates.  We seek to accomplish these objectives by (i) providing training and support to new and existing Associates through various means, including the sponsorship of meetings and events and providing sales tools and resources at low or no cost, (ii) introducing new and/or improved products and (iii) providing financial incentives through the Associate compensation plan. In 2011, we sponsored our first annual leadership event, which was only open to our top-performing Associates. In addition, we introduced enhancements to our Associate compensation plan that provide more balance between compensation earned by attracting new Associates and compensation earned by retaining existing Associates. In 2012, we plan to introduce a new Associate training program, which is designed to increase the leadership and training skills of field Associates who are actively working to grow their distributorships.

Expand Network Marketing into New Markets. We believe that significant growth opportunities for our Nutritional Products exist in new international markets. Before initiating sales in a new market, we consider a number of factors including anticipated demand for our products, market size, receptiveness to network marketing, and the market entry process, which includes consideration of possible regulatory restrictions on our products or our network marketing system. To the extent possible, we expect to seamlessly integrate our Associate compensation plan in each new market to allow Associates to receive commissions for global—not merely local—product sales. We believe the seamless integration of the Associate compensation plan significantly enhances our ability to expand internationally. To test the market internationally for our products and network marketing program, during 2010, we began selling selected Nutritional Products in certain countries in Southeast Asia, primarily Taiwan, under a not-for-resale (“NFR”) program.  The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. Based on the favorable response to this program, we opened an office and distribution facility in Taiwan on October 1, 2011. We believe that providing local marketing and sales support, customer service and product order fulfillment provides a better platform to generate additional sales growth in the Taiwan market. Subject to achieving positive results in Taiwan, we will consider opening additional offices in Southeast Asia as expansion opportunities develop.

Expand Medical Products in Existing and New Markets. We believe there is significant opportunity to increase net sales of our Medical Products in the U.S. and international markets.  We have developed and continue to develop new market opportunities in the U.S. based on our expertise in the wound care market.  To this end, we expect to (i) increase our sales force in 2012 by adding four employed field sales representatives, (ii) introduce new products, (iii) provide training and other support to our field sales force and the sales force of key distributors and (iv) increase the body of clinical data supporting the safety and efficacy of our products.  In addition, we continue to work with third parties to facilitate the expansion of Medical Products distribution into international markets, primarily focusing on Canada and Central America. In December 2010, we engaged a manufacturer representative based in Puerto Rico who began to support distribution of Medical Products in Puerto Rico during 2011.

Leverage and Expand our Relationship with CCI. Our largest customer is Coral Club International, Inc. (“CCI”), which is a licensee that distributes Nutritional Products in a territory comprised mainly of Russia and Eastern Europe.  Net sales to CCI accounted for approximately 45% of consolidated net sales in 2011. Our objective is to support growth in this territory by supplying CCI with new products and providing operational and regulatory support.  We will continue to implement initiatives to accomplish these objectives and seek other ways to facilitate growth in this territory.

Products

The Nutritional Products segment, which accounted for 76%, 77% and 75% of consolidated net sales in 2011, 2010 and 2009, respectively, markets nutritional supplements and personal care products under the RBC Life brand name.  The Medical Products segment markets wound care products under the MPM Medical brand name.  For additional information related to these industry segments, please see Note M to our consolidated financial statements beginning on page F-1 of this report.

Nutritional Products. We currently market a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  These products may be broadly categorized as: (i) wellness products, (ii) fitness products and (iii) skin care products.  Featured products include:

•
Stem-Kine – dietary supplement shown in published human clinical studies to nutritionally enable bone marrow and other stem cell-producing tissues, which form the natural repair and renewal system of the body, to increase their production of stem cells;

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

Our top-selling products are antioxidant products marketed under the trade names Microhydrin and Microhydrin Plus, which collectively accounted for approximately 10% and 14% of consolidated net sales in 2011 and 2010, respectively.  No other product accounted for more than 10% of our sales.  Stem-Kine, which was launched in May 2011, has also become a top-selling product accounting for 5% of consolidated net sales in 2011. With the exception of Stem-Kine, our finished products are produced according to our specifications and/or formula; Stem-Kine is produced in accordance with the formula owned by its developer. In all cases, however, our finished products are produced by manufacturers and suppliers that we do not control.  We maintain quality control of our products through the quality systems we have established, which include the use of in-house laboratories as well as the manufacturing and laboratory facilities of our third-party suppliers.  Our manufacturing and distribution practices are in compliance with current good manufacturing practice regulations as established by the FDA.

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

We established a manufacturing facility in June 2002 to produce certain key raw materials that were formerly sourced from a third-party supplier.  Through the establishment of this facility, we developed our own proprietary manufacturing processes, improved the quality of key raw materials used in our product line and expanded the range of  raw materials available to us.  We provide raw materials manufactured by us to third-party manufacturers for their use in producing our finished products.  Our proprietary raw materials represent key ingredients used in certain top-selling products including Microhydrin, Microhydrin Plus, NeuroBright and HydraCel.

Medical Products. As is the case with our Nutritional Products, substantially all of our Medical Products were developed utilizing scientific data as the basis of product formulation.  Our Medical Products are produced according to our specifications and/or formulas by manufacturers and suppliers that we do not control. We maintain quality control of our products through the quality systems we have established, which include the use of in-house laboratories as well as the manufacturing and laboratory facilities of our third-party suppliers.

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

Manufacturing and Product Sourcing

We manufacture certain proprietary raw materials used in the production of many of our Nutritional Products.  Included in the raw materials we produce is silica mineral hydride, the key ingredient used in production of certain of our top-selling products including Microhydrin and Microhydrin Plus.  These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use.  Our manufacturing operations are conducted at our headquarters located in Irving, Texas.

We source Stem-Kine from its developer, which produces Stem-Kine in accordance with its own formula and specifications. We purchase and market Stem-Kine under the terms of a 20-year license agreement dated December 29, 2010, and our rights under this license agreement are subject to satisfaction of certain annual minimum purchase requirements set forth in the agreement. We believe that the developer is a high-quality manufacturer and is capable of meeting our current and projected demand during the term of the agreement.

With respect to our other finished products, we contract with third-party manufacturers and suppliers, such as Progressive Laboratories, Inc., Brady Precision Converting, LLC, Merical Vita-Pak, Inc. and Pacific Nutritional, Inc., to produce the products according to our specifications and/or formulas.  This strategy provides operating flexibility with minimum investment and helps us to control operating costs.  We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years.  We do not have long-term contracts with any of these manufacturers or suppliers.  Most of our products can be manufactured by a number of contract manufacturers at competitive prices.

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2011, 2010 and 2009, please see Note M to our consolidated financial statements beginning on page F-1 of this report.

Independent Distributor Network

Overview. We distribute Nutritional Products in certain markets, primarily the U.S., Canada and Taiwan, through a network of independent distributors that we refer to as “Associates.”  In using this distribution model, we sell substantially all of our Nutritional Products in these markets through individuals who are not our employees.  Our Associates generally purchase products from us for resale to consumers or for personal consumption.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close associates.  We believe that network marketing is an effective method of distribution because it allows person-to-person interaction about our products and business, which is not readily available through other distribution channels.

Our sales in these markets are dependent upon the number and productivity of our Associates.  Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  We had approximately 14,900 and 10,700 active Associates at December 31, 2011 and 2010, respectively.  We consider an Associate active if he/she has placed an order within the previous 12 months.

In March 2010, we began selling certain Nutritional Products in Taiwan under our NFR program.  We later expanded distribution under the NFR program to include Brunei, Singapore and Hong Kong. The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The principle difference between an NFR program customer and a North American Associate is that Associates in North America may resell the products that they purchase from us whereas NFR program customers cannot. However, an NFR program customer can sponsor a new NFR program customer, who is then able to purchase products directly from us. Because of the similarities between NFR program customers and North American Associates, we consider an NFR program customer to be equivalent to an Associate.

Based on the favorable response to the NFR program in Taiwan, we opened an office and distribution facility in Taiwan on October 1, 2011. We believe that providing local marketing and sales support, customer service and product order fulfillment provides a better platform to generate additional sales growth in the Taiwan market. Subject to achieving positive results in Taiwan, we will consider opening additional offices in Southeast Asia as expansion opportunities develop.

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

Associates. A person who wishes to become an Associate must complete an application under the sponsorship of an existing Associate.  Upon the Company's acceptance of the application, the new Associate then becomes part of the sponsoring Associate's organization.  New Associates sign a written contract and agree to adhere to policies and procedures that govern the activities of Associates.  Associates are independent contractors and not our employees.  An Associate has the right to purchase products at wholesale, sponsor new Associates and earn compensation in accordance with the Associate compensation plan.  While some Associates sell products and recruit new Associates on a full-time basis, most engage in these activities on a part-time basis or only purchase our products for personal consumption.

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

Nutritional Products returned by Associates that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid.  Returned product that was damaged during shipment to the customer is 100% refundable.  Return of product that was not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  For the years 2011, 2010 and 2009, returns were less than 1% of Nutritional Products sales.

Licensees

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets.  Under these arrangements, the licensees purchase products from us for distribution in their territories, and, in most cases, pay us a monthly royalty based on sales of our products in their territories.  Most of our sales under these arrangements are to CCI, which has exclusive distribution rights in a territory comprised mainly of Russia and Eastern Europe.  Sales to CCI were 45%, 55% and 50% of consolidated net sales in 2011, 2010 and 2009, respectively.  Under arrangements with other licensees, our products are also distributed in other international markets including Western Europe, United Arab Emirates and Indonesia.

Pursuant to these arrangements, the licensees, who are unaffiliated third parties, are granted exclusive rights to sell our products in their respective territories, which is generally accomplished through network marketing.  The independent distributor networks of licensees using the network marketing distribution model have similar characteristics to our Associate network, and the distributors are compensated through a similar compensation plan as that used by us for our Associates.  All of the license agreements with our licensees require the licensees to purchase minimum annual amounts from us in order to retain their exclusive rights.

Medical Products Distribution

Sales force. At December 31, 2011, the MPM Medical sales force consisted of eight full-time sales representatives and approximately five manufacturer representatives assigned to specific geographic territories within the U.S.  This compares to a sales force at December 31, 2010 that consisted of six full-time sales representatives and approximately 14 manufacturer representatives.

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

Many potential customers for wound products have become members of group purchasing organizations (“GPOs”) in an effort to reduce costs.  GPOs negotiate pricing arrangements with health care product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members.  We generally do not solicit GPOs because, in most cases, we do not offer a product range that is broad enough to effectively compete in the wound care product category.   However, we have been successful in obtaining three-year contracts with three GPOs, one of which became effective in February 2012 while the other two became effective in 2010. These contracts provide MPM sales representatives the opportunity to present our wound care products to and solicit sales from members of these GPOs. With respect to potential customers that are members of GPOs with which we do not have a contract, because our product line includes certain specialty products that are not generally offered through GPOs, our sales force is able, with varying degrees of success, to solicit sales of our products that these potential customers cannot purchase through their GPO.  In addition, our sales force calls on other potential customers such as specialty distributors, which include distributors that supply products and services reimbursed under Part B of Medicare and health care providers that service specialty markets such as the oncology market and the home health care market. Other than the GPO contracts described above, we do not have long-term supply contracts with any of our customers, dealers or distributors.

Since 2004, a medical/surgical dealer has significantly expanded its business and, as a result, increased its purchases of our wound care products.  This dealer distributes our Medical Products and provides services mainly to nursing homes, which obtain reimbursement for the price of products from Medicare.  This dealer accounted for 59%, 61% and 62% of Medical Products net sales in 2011, 2010 and 2009, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The reimbursement dispute does not involve products we supply to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of the date of the bankruptcy filing, we had approximately $436,000 in accounts receivable that are owed by this dealer, and we have continued to fill this dealers's post-petition orders. The accounts receivable balance as of March 23, 2012 was $684,000. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

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

Returns. Generally, unused Medical Products may be returned up to six months from the date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  For the years 2011, 2010 and 2009, returns were less than 1% of Medical Products sales.

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

The developer of Stem-Kine has filed a patent application in the U.S. that covers compositions of matter, uses and formulations associated with Stem-Kine. There can be no assurance that this patent will be issued, that it will exclude competitors or provide us with competitive advantages or that others have not or will not develop similar products.

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

We do not maintain inventory in anticipation of product orders from our licensees.  Under the terms of our license agreements, the licensee is generally required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and must allow two to three months for delivery.  In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account.  However, we do not recognize sales until the products are shipped.  Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment.  Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests.  Backlog was approximately $6,125,000 and $6,548,000 at December 31, 2011 and 2010, respectively.  We expect substantially all of the backlog at December 31, 2011 to be filled during 2012.

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

We market both dietary supplements and medical devices.  In the U.S., the FDA regulates our products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and related regulations.  To ensure compliance with the FDCA and FDA regulations, the FDA has numerous enforcement tools, including the ability to issue warning letters, initiate product seizures and injunctions, order product withdrawals and recalls and pursue fines and criminal penalties.

The majority of our products are classified as dietary supplements, which are defined in the FDCA as products intended to supplement the diet that contain one or more of certain dietary ingredients, such as vitamins, minerals, herbs or botanicals, amino acids and other dietary substances used to supplement diets. The FDCA has been amended several times with respect to dietary supplements, most significantly by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). This legislation governs the formulation, manufacturing, marketing and sale of dietary supplements, including the content and presentation of health-related information included on the labels or labeling of dietary supplements. We believe DSHEA generally provides a favorable regulatory climate to consumers and the dietary supplement industry. However, several bills to amend DSHEA in ways that would make this law less favorable to consumers and the dietary supplement industry have been proposed in Congress. We cannot predict whether this legislation will pass in its present form, an amended form or at all.

Pursuant to the FDCA, a dietary supplement that contains a new dietary ingredient ("NDI"), which is defined as an ingredient not on the market before October 15, 1994, must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  The manufacturer must notify the FDA at least 75 days before marketing products containing NDIs and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. In July 2011, the FDA published draft guidance for the industry to attempt to clarify the FDA's interpretation of the NDI notification requirements, and this guidance raises new challenges to the development of NDIs. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit an NDI notification.

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

The FDA distinguishes between statements of nutritional support, including structure/function claims, which do not require prior FDA approval, and claims that a product is intended to prevent, treat, cure, mitigate or diagnose disease, otherwise known as “drug claims,” which do require prior FDA approval.  It is the intended use of a product that is determinative, and intended use can be derived from various sources, including labeling and advertising claims.  The making of a drug claim in relation to a dietary supplement may result in the product being declared an unapproved new drug in violation of the FDCA.  The FDA has issued a regulation intended to clarify the distinction between permissible structure/function and impermissible drug claims.  While in some cases there is no clear distinction between the two, we believe that the labeling and advertising of our dietary supplements complies with these regulations.  We do not make drug claims for any of our dietary supplements.

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

In June 2007, as authorized by DSHEA, the FDA adopted good manufacturing practice regulations (“GMPs”) specifically for dietary supplements, which regulations are applicable to those who manufacture, package, label or hold dietary supplements. These new GMPs are more onerous than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMPs for drugs.  As a small business, our effective compliance date under the new GMPs was June 2009.  Under these regulations, we are responsible to comply with GMPs applicable to the activities in which we engage, i.e. the holding and distribution of dietary supplements. We believe our practices are in compliance with these GMPs, but there can be no assurance that our operations or the manufacturing and distribution practices of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.  We have experienced increases in product costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

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

In September 2010, the FDA conducted a routine inspection of our medical device quality systems. This inspection resulted in the issuance of a Form 483 Notice that contained four observations related to these quality systems. We submitted our initial written response to the Form 483 Notice in September 2010 and, after further analysis, additional responses in February 2011 and March 2011. In these responses, we described the corrective actions taken and the additional corrective procedures we planned to implement to address the FDA's observations. We are currently in the process of implementing these additional corrective procedures. We have not received any further communications from the FDA with respect to the Form 483 Notice; however, failure to fully address the FDA’s concerns could result in the issuance of warning letters, regulatory sanctions or enforcement actions that could have a material adverse effect on us.

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

In Canada, most of our Nutritional Products are classified as natural health products (“NHPs”).  The safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution and sale of NHPs are subject to regulation primarily under the federal Food and Drug Act (Canada) ("Canadian FDA") and associated regulations, including the Food and Drug Regulations and the Natural Health Products Regulations and related Health Canada guidance documents and policies (collectively, "Canadian Regulations"). Health Canada is primarily responsible for administering the Canadian FDA and the Canadian Regulations.

Effective January 2004, each NHP must have a product license issued by Health Canada before it can be sold in Canada, subject to certain transition periods. Health Canada assigns a natural health product number ("NPN") to each NHP once Health Canada issues the license for that NHP. The Canadian Regulations require that all NHPs be manufactured, packaged, labeled, imported, distributed and stored under Canadian GMPs or the equivalent thereto, and that all premises used for manufacturing, packaging, labeling and importing NHPs have a site license, which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

Health Canada approval for marketing authorization can take time. The approval time for NHPs can vary depending on the product and the application or submission. For NHPs, the Canadian regulations indicate that certain product licenses should be processed within 60 days. However, the regulations also include provisions to extend this time frame if, for example, more information is required.  There can be significant delays. Effective August 2010, regulations of the Canadian FDA came into force which provide that each application for an NPN that is in process, that has not been disallowed and is for a product that is neither a specified restricted product nor a product that contains an ingredient that is likely to result in injury to the health of a consumer, is to be issued an exemption number. Upon the completion of certain formalities, a product license is deemed to have been issued for a product with an exemption number and such license remains in effect until the associated application is processed. If Health Canada refuses to issue a product license, the NHP can no longer be sold in Canada until Health Canada issues such a license. We have adopted a compliance strategy to adhere to Health Canada's regulations. There is no assurance that product licenses will ultimately be issued for our products.

Health Canada can perform routine and unannounced inspections of companies in the industry to ensure compliance with Canadian Regulations. The overall risk factors for Canada, in general, are similar to those in the U.S., as outlined above. Health Canada can suspend or revoke licenses for lack of compliance. In addition, if Health Canada perceives a product to present an unacceptable level of risk, it can also impose fines and criminal penalties.

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

Transfer Pricing.  In the U.S. and other countries, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or foreign entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We have adopted transfer pricing arrangements with respect to our foreign operations that we believe are in compliance with all applicable transfer pricing laws. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our results of operations would be adversely affected if our foreign tax credit was limited on our U.S. federal income tax return. There can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which as a result, may require changes in our operating procedures.

Employees

As of December 31, 2011 and 2010, we had 77 and 72 employees, respectively.  We do not foresee a significant change in the number of our employees during 2012.

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

Two of our customers constitute a significant portion of our sales.

In 2011 and 2010, two of our customers accounted for approximately 59% and 69%, respectively, of consolidated net sales. One customer, CCI, a licensee that distributes Nutritional Products primarily in Russia and Eastern Europe, accounted for approximately 45% and 55% of consolidated net sales in 2011 and 2010, respectively.  The other customer, a medical/surgical dealer that distributes Medical Products and provides services to the long-term care market, accounted for approximately 14% of consolidated net sales in 2011 and 2010.  Accordingly, a loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition.  Factors that could adversely affect our sales to these customers include, but are not limited to, the continued negative effects of global economic conditions, additional unfavorable changes in market conditions in the markets serviced by these customers, changes in government regulations that affect sales in markets serviced by these customers, competition from other entities that sell similar products in markets serviced by these customers or an unfavorable change in our business relationship with these customers.  The president of CCI beneficially holds approximately 18% of our outstanding common stock and served as a member of our Board of Directors until June 2004.

On February 27, 2012, we were notified that the medical/surgical dealer that accounted for approximately 14% of our consolidated net sales in 2011 and 2010, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The reimbursement dispute does not involve products we supply to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of the date of the bankruptcy filing, we had approximately $436,000 in accounts receivable that are owed by this dealer, and we have continued to fill this dealer's post-petition purchase orders. The accounts receivable balance as of March 23, 2012 was $684,000. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter. A loss of significant business from this customer would be harmful to our business, results of operations and financial condition.

Net sales of our Nutritional Products are dependent upon an independent sales force and third-party licensees, and we do not have direct control over the marketing of our Nutritional Products.

We rely on non-employee, independent Associates and third-party licensees to purchase, market and sell our Nutritional Products. Licensees, which accounted for 46%, 56% and 51% of our consolidated net sales in 2011, 2010 and 2009, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements.  Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products.  Licensees are also responsible for all marketing and sales activities in the licensed territories.  Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and our future sales volume will depend in large part upon their success in the importation, marketing, sales and distribution of our products in the licensed territories.

In 2011, 2010 and 2009 net sales from our Associates contributed 30%, 21% and 24%, respectively, of our consolidated net sales.  Net sales to our Associate network increased 45% in 2011 and less than 1% in 2010, but declined 4% in 2009. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically engage in the distribution of our products on a part-time basis and likely engage in other business activities, some of which may compete with us. We have a large number of Associates in relation to the size of the corporate staff that implements our marketing programs and provides motivational support to our Associates. We undertake minimal effort to provide individual training to Associates.  Accordingly, there can be no assurance that our Associates will participate in our marketing strategies, plans or Associate compensation plan or accept our introduction of new products.  Associates may voluntarily terminate their agreements with us at any time and, like most network marketing companies, we experience high turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates. To increase net sales, we must increase the number and/or productivity of our Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.  Several factors affect our ability to attract and retain Associates, including:

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

The phase-out of the Associate compensation plan transition rules and the modification of the Associate compensation plan may increase turnover of existing Associates and may reduce recruiting of new Associates.

In September 2009, we introduced a new Associate compensation plan to all of our Associates.  While we believe the new compensation plan is more attractive to potential Associates than our former plan, there was no assurance that existing Associates, who were previously compensated under the former plan, would receive the new plan favorably and, accordingly, continue to participate as active Associates of the Company.  To affect a transition of existing Associates from the former compensation plan to the new compensation plan, we implemented a 12-month, performance-based commission subsidy program that allowed existing Associates to become accustomed to the new plan without a significant decrease in commission income.  Prior to the end of this 12-month period, we extended one portion of the program through August 2011, and extended a second portion of the program through December 2012. Accordingly, the rate of acceptance of the new plan will not be fully known until 2013.

Effective January 1, 2012, we introduced certain modifications to the Associate compensation plan to (i) better balance commissions that may be earned from sales to existing Associates as compared to sales to new Associates and (ii) provide additional incentives for existing Associates to remain active. One effect of these modifications is to reduce the commissions paid on sales to new Associates, which may result in a reduction in sponsorship of new Associates. Existing Associates may also not respond favorably to these modifications and, as a result, become less active or terminate their agreements with us.

An increase in turnover of existing Associates and/or a reduction in sponsorship of new Associates as a result of either or both of these factors could adversely affect our results of operations and financial condition.

Three of our products constitute a significant portion of our net sales, one of which is marketed under a license agreement with the product's developer.

Three of our Nutritional Products, Microhydrin, Microhydrin Plus and Stem-Kine, constitute a significant portion of our sales, accounting for approximately 15% of net sales in 2011. In addition, we do not own the marketing rights to one of these products, Stem-Kine, which was launched in May 2011. Stem-Kine is marketed by us under the terms of a license agreement with the product's developer. While this license agreement has a 20-year term, it is subject to termination at the option of the licensor if we fail in any year to meet the annual minimum purchase requirements set forth in the license agreement. If our marketing rights with respect to Stem-Kine are terminated, the demand for any of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering these products for any reason without a suitable replacement, then our financial condition and operating results would be adversely affected.

Failure to succeed in, or expand into, international markets will limit our ability to achieve future growth.

In 2010 we initiated sales in certain countries located in Southeast Asia under an NFR program. Based on the favorable response to this program, we opened an office and distribution facility in Taiwan on October 1, 2011. We believe that our ability to achieve future growth is dependent in part on our ability to operate successfully in Taiwan and then continue to expand internationally. However, there can be no assurance that Taiwan operations will be successful or that we will be successful in establishing operations in any other international markets. Our failure to operate successfully in Taiwan could have a material adverse effect on our business, financial condition, or results of operations.

Expanding into international markets requires that we overcome significant regulatory and legal barriers, and also problems encountered as a result of differences in language, culture and legal systems. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. As is the case in Taiwan, we may be required to reformulate certain of our products before they can be sold in a given country. Given these circumstances, we cannot make any assurances that we will be able to successfully reformulate our products in a manner that meets local regulatory requirements and remains attractive to local customers. Prior to entering a new international market, it is difficult to assess the extent to which our products and sales techniques will be accepted or successful in that market. In many market areas, including Taiwan, other network marketing companies already have significant market penetration, the effect of which could be to desensitize the local Associate population to a new opportunity, or to make it more difficult for us to attract qualified Associates. There can be no assurance that we will be able to obtain and retain necessary permits and approvals in new markets, or that we will have sufficient capital to finance our expansion efforts in a timely manner. Even if we are able to commence operations in new markets, there may not be a sufficient population of persons who are interested in our network marketing system.

Adverse economic conditions may harm our business.

Our business, financial condition and results of operations may be affected by various general economic factors and conditions. Periods of economic slowdown or recession in any of the countries in which we operate or in which our products are marketed and sold could lead to a decline in the use of our products and therefore could have an adverse effect on our business. Global economic conditions have deteriorated significantly over the past several years and continue to be challenging and unpredictable. The uncertainty with respect to the timing and extent of economic recovery pose a risk as consumers and businesses, including health care providers, may postpone spending, or seek new ways to eliminate spending, in response to uncertain and challenging economic conditions.  Other risks related to an economic downturn include difficulties in obtaining credit, foreign currency exchange rate fluctuations, insolvency of key suppliers and customer insolvencies.  We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, or how the markets may continue to be impacted by these general economic conditions. If the markets for our products significantly deteriorate due to economic conditions, our business, financial condition and results of operations may be materially and adversely affected.

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

We may have to obtain regulatory approvals before we market and sell certain new products.

Pursuant to FDA regulations, a dietary supplement that contains an NDI, which is defined as an ingredient not on the market before October 15, 1994, must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  The manufacturer must notify the FDA at least 75 days before marketing products containing NDIs and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. In July 2011, the FDA published draft guidance for the industry to attempt to clarify the FDA's interpretation of the NDI notification requirements. This guidance raises new challenges to the development of NDIs, which could limit our ability in the future to introduce new products to the market and thereby limit our ability to generate additional net sales. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit an NDI notification. Although we do not believe that any of our products require additional approval by the FDA, if the FDA were to conclude that we failed to properly file an NDI notification, then we could be subject to enforcement actions by the FDA, which could result in a significant loss of net sales and harm to our business, financial condition and results of operations.

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

Shortages of raw materials may temporarily affect our margins or our profitability related to the sale of those products.
In the past, we have experienced temporary shortages of the raw materials used in certain of our nutritional products. Although multiple sources were available to supply such raw material ingredients, quantities of the materials we purchased during these shortages were at higher prices, which negatively impacted our gross margins for those products. While we periodically experience price increases due to unexpected raw material shortages and other unanticipated events, this has historically not resulted in a material effect on our overall cost of goods sold. However, there is no assurance that our raw materials will not be significantly adversely affected in the future, causing our profitability to be reduced.

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

Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.

Our products include nutritional supplements that are made from vitamins, minerals, herbs, and other substances for which there is a long history of human consumption. Some of our products contain innovative ingredients or combinations of ingredients. Although we believe that all of our products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. We conduct research and test the formulation and production of our products, but, in many cases, product formulations are supported by only limited clinical studies or no clinical studies. Furthermore, because we are highly dependent on consumers’ perception of the efficacy, safety, and quality of our products, as well as similar products distributed by other companies, we could be adversely affected in the event that those products prove or are asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any illness or other adverse effects resulting from consumers’ use or misuse of our products or similar products of our competitors.

A violation of marketing or advertising laws by Associates in connection with the sale of our products or the promotion of our Associate compensation plan or the sale of our products by Associates in foreign markets where our products are not approved for sale could adversely affect our business.

New Associates enter into a written contract and agree to adhere to our Associate policies and procedures. Although these policies and procedures provide direction to our Associates regarding acceptable sales and marketing activities, including prohibiting Associates from making certain claims regarding products or income potential from the distribution of the products, Associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our products or our marketing program. They also may sell our products in international markets where our products are not approved for sale or make statements regarding potential earnings, product claims or other matters in violation of our policies or applicable laws and regulations concerning these matters. These violations may result in legal action against us by regulatory agencies or state attorneys general or negatively affect our ability to sell our products in foreign markets. We take what we believe to be commercially reasonable steps to monitor Associate activities to guard against misrepresentation and other illegal or unethical conduct by Associates. There can be no assurance that our efforts in this regard will be sufficient to accomplish this objective. Publicity resulting from these Associate activities can also make it more difficult for us to attract and retain Associates and may have an adverse effect on our business, financial condition and results of operations.

Laws and regulations may prohibit or severely restrict our sales efforts and could adversely affect our ability to do business.

The formulation, manufacturing, packaging, labeling, distribution, importation, sale, marketing and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture the Environmental Protection Agency and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Our failure to comply with those regulations could lead to the imposition of significant penalties or claims, including civil penalties, product recalls or product seizures, cease and desist orders, injunctions, criminal sanctions, limits on advertising, consumer redress, divestitures of assets, and rescission of contracts and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of net sales.

In September 2010, the FDA conducted a routine inspection of our medical device quality systems. This inspection resulted in the issuance of a Form 483 Notice that contained four observations related to these quality systems. We submitted our initial written response to the Form 483 Notice in September 2010 and, after further analysis, additional responses in February 2011 and March 2011. In these responses, we described the corrective actions taken and the additional corrective procedures we planned to implement to address the FDA's observations. We are currently in the process of implementing these additional corrective procedures. We have not received any further communications from the FDA with respect to the Form 483 Notice; however, failure to fully address the FDA’s concerns could result in the issuance of warning letters, regulatory sanctions or enforcement actions that could have a material adverse effect on us.

The FDA has adopted GMPs relating to the manufacture, packaging and holding of dietary supplements.  These GMPs, which became effective for us in June 2009, establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. These GMPs also include requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as requirements for maintaining records and for handling consumer complaints related to GMPs.  The adoption of these GMPs has increased the cost of our products and may result in additional cost increases in the future.  In addition, there is no assurance that all of our current suppliers will remain in compliance with these GMPs.  To the extent any current supplier is unable to comply, we will be required to find an alternate source of supply.  Suppliers that remain in compliance with these new regulations may incur additional compliance costs that will be passed on to us.  These factors could affect our business, financial condition and results of operations.

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

Patent protection for our Nutritional Supplements and Medical Products generally is impractical given the large number of manufacturers who produce similar products having many ingredients in common. To the extent we deem commercially reasonable, we endeavor to seek trade dress protection for our products, which protection has been sought in the U.S., Canada and certain other countries in which we are either presently operating or may operate in the future. Notwithstanding these efforts, there can be no assurance that our efforts to protect our trade secrets and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others. Litigation with respect to protection of our intellectual property or claims of others against us could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.

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

The developer of Stem-Kine, from whom we license marketing rights, has filed a patent application in the U.S. that covers compositions of matter, uses and formulations associated with Stem-Kine. There can be no assurance that this patent will be issued, that it will exclude competitors or provide us with competitive advantages or that others have not or will not develop similar products, the occurrence of any of which may adversely affect our business, operating results or financial condition.

We are subject to risks associated with our reliance upon information technology systems.

Our success is dependent in part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports and provide customer service, technical support and an interactive website for use by our Associates.  We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors. Any such errors or inadequacies that we may encounter in the future may result in interruptions to our services and may damage our relationships with, or cause us to lose, our Associates, licensees or customers, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected in a timely manner, if at all. Despite our precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and adversely affect our business, operating results or financial condition.

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

In 2011, approximately 55% of consolidated net sales came from foreign territories.  Of this 55%, 6% was generated from our Canadian operation, 4% was generated collectively from our Taiwan operation and NFR program, and the remainder came from foreign territories through export sales to our licensees who are subject to license agreements with us.  We intend to continue to expand foreign sales of our products, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws, regulations and policies that govern the importation, distribution and sale of foreign-made products.  While transactions with our licensees and customers in NFR markets are denominated in U.S. dollars, exchange rate fluctuations can have a significant impact on the ability of customers to purchase our products and of our licensees to conduct successful businesses in the licensed territories.  Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or overall financial condition.

Taxation and transfer pricing considerations affect our international operations.

Our principal domicile is the U.S. Under tax treaties, we are eligible to receive foreign tax credits in the U.S. for taxes actually paid abroad.  Because we have foreign operations, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations. We have adopted transfer pricing arrangements with respect to our foreign operations to regulate intercompany transfers, which arrangements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services and contractual obligations, such as the payment of Associate incentives. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our operating results would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

We may be held responsible for certain taxes relating to our distributors.

Our Associates are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as sales taxes, withholding or value added taxes, and to maintain appropriate records. In addition, under current law, our Associates in the U.S., Canada and Taiwan are treated for income tax purposes as independent contractors and, accordingly, compensation is not subject to employment taxes or other employment benefit expenses. The definition of independent contractor has been challenged in the past and any changes to the definition of an independent contractor could possibly jeopardize the exempt status enjoyed by direct sellers and impose on us the responsibility for social security and similar taxes. There is no assurance that future legislation at the federal or state level, or in countries other than the U.S., affecting direct sellers will not be enacted, which could harm our financial condition and results of operations.

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

Our common stock trades on the OTCQB, which is operated by the OTC Markets Group Inc., and there is a limited public trading market for our common stock.  There can be no assurance that an active public trading market for our common stock will be sustained. If for any reason an active public trading market does not continue, purchasers of the shares of our common stock may have difficulty in selling their securities should they desire to do so and the price of our common stock may decline.

The beneficial ownership of a significant percentage of our common stock gives Clinton H. Howard effective control and limits the influence of other shareholders on important policy and management issues.

My Garden, Ltd., a limited partnership controlled by Clinton H. Howard who is the Company's founder, Chief Executive Officer and Chairman of the Board, owned 42% of our outstanding common stock at December 31, 2011. Collectively with My

Garden, Ltd.'s stock ownership, Mr. Howard beneficially owned 44% of our outstanding common stock at December 31, 2011.  By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and warehousing and distribution operations.  This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $1.7 million as of December 31, 2011. We use this facility for both the Nutritional Products and Medical Products business segments.

We lease facilities in Canada and Taiwan to conduct operations in these countries. These facilities are used only for the Nutritional Products business segment.

Canada. Until expiration of the lease on June 30, 2010, we leased administrative and distribution facilities in Burnaby, British Columbia to support distribution operations in Canada at an annual rental of approximately $89,000.  Upon expiration of this lease, we relocated Canadian distribution operations to our U.S. facility and leased new Canadian administrative offices in Burnaby, British Columbia. We lease these offices on a month-to-month basis at a annualized rental of approximately $36,000.

Taiwan. We lease facilities in Taipei, Taiwan to support warehousing, distribution and administrative operations in Taiwan at an annual rental of approximately $75,000. The lease agreement on these facilities expires March 31, 2012.

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

Our common stock is traded on the OTCQB, which is operated by the OTC Markets Group Inc.  The following reflects the range of high and low bid quotes for our common stock for each calendar quarter during each of the past two years.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
HIGH	$0.35	$0.35	$0.35	$0.30
LOW	0.26	0.25	0.21	0.20

2010
HIGH	$0.28	$0.38	$0.41	$0.37
LOW	0.20	0.22	0.25	0.25

As of February 28, 2012 there were approximately 575 holders of our common stock.  Since our inception, we have paid no dividends on our stock.  We do not anticipate that we will pay dividends in the foreseeable future.

We did not sell any of our equity securities that were not registered under the Securities Act of 1933 during 2011.  We also did not repurchase any of our equity securities during the fourth quarter of 2011.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Earnings Data:
Net sales	$28,448	$28,157	$24,925	$30,409	$27,029
Earnings (loss) before income taxes	(211)	891	(324)	2,677	2,689
Net earnings (loss)	(71)	558	(335)	1,616	1,692
Net earnings (loss) per common share – diluted	(0.00)	0.02	(0.02)	0.07	0.08
Balance Sheet Data:
Cash and cash equivalents	3,859	4,220	3,972	4,973	6,369
Working capital	5,568	5,513	4,676	5,275	3,539
Total assets	18,826	18,344	18,613	19,766	19,158
Long-term obligations	1,728	1,896	2,052	2,196	2,332
Shareholders' equity	9,863	9,876	9,219	9,387	7,578

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We operate in two industry segments, Nutritional Products and Medical Products.

•
Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products; (ii) fitness products; and (iii) skin care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In certain markets, principally in the U.S., Canada and, as of October 1, 2011, Taiwan, we distribute Nutritional Products directly through a network of independent Associates. In certain international markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who for the most part, distribute our products through an independent Associate network in the licensed territory.

Industry-wide factors that affect us and our competitors include the aging population, who tend to purchase more nutritional supplements as they age; the general public's heightened awareness and understanding of the connection between diet and long-term health; and a growing interest in natural alternatives related to prevention of illness. We expect these trends to continue. In addition, the economic challenges that have affected the U.S. and international markets have likely increased the desire of individuals to seek a second source of income through a network marketing opportunity, although potentially offsetting that trend is the economic downturn's negative impact on consumer spending and disposable income.

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

Industry-wide factors affecting this segment include the increasing prevalence of chronic wounds, which is driven by the large and growing elderly, diabetic and obese populations as these groups are more likely to suffer from chronic wounds. However, the increasing national focus on rising health care costs continues to provide impetus for third-party payers, including government-related payers such as Medicare, to challenge the pricing of medical products and services. We expect these trends to continue.

Net sales.  Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2011		2010		2009
			(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$12,932	46%	$15,663	56%	$12,839	51%
Associate network	8,656	30%	5,950	21%	5,940	24%
	21,588	76%	21,613	77%	18,779	75%
Medical Products	6,860	24%	6,544	23%	6,146	25%
	$28,448	100%	$28,157	100%	$24,925	100%

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

Our net sales in this distribution channel are dependent upon the licensee's success in building the market for our products in the licensed territory. Factors that may affect the success of our licensees include (i) global and regional economic conditions, which can impact customer spending practices and the licensee's ability to appropriately finance and operate its business; (ii) changes in currency exchange rates, which can impact licensee profit margins; (iii) the licensee's ability to attract new Associates and retain existing Associates to sell and consume products, which requires the implementation of effective marketing, sales and support programs by the licensee; and (iv) competition from other suppliers of nutritional supplements and other network marketing companies operating in the licensee's territory. We support the business of our licensees by making available to the licensee high-quality products, innovative new products, technical information required to obtain product approvals in the licensee's territory and materials related to marketing, sales and support programs we use to manage and market to our Associate network.

Our principal licensee is CCI.  In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including mainly Russia and countries in Eastern Europe.  CCI accounted for 99%, 98% and 97% of licensee net sales in 2011, 2010 and 2009, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock.

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

In late March 2010, we began selling selected Nutritional Products in Taiwan under a not-for-resale (“NFR”) program. This program was later expanded to include Brunei, Singapore and Hong Kong, which are also countries in Southeast Asia. The NFR program allows consumers in the NFR market to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. Based on the favorable response to this program, we opened an office and distribution facility in Taiwan on October 1, 2011. We believe that providing local marketing and sales support, customer service and product order fulfillment provides a better platform to generate additional sales growth in the Taiwan market. Subject to achieving positive results in Taiwan, we will consider opening additional offices in Southeast Asia as expansion opportunities develop.

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

The following table sets forth the Associate network net sales by geographic region as a percentage of total Associate network net sales for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
U.S.	69%	72%	82%
Canada	19%	18%	18%
Southeast Asia	12%	10%	—%
	100%	100%	100%

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

Since 2004, a medical/surgical dealer, which distributes our products and provides services to the long-term care market, has significantly expanded its business and, as a result, increased its purchases of our Medical Products.  This dealer accounted for 59%, 61% and 62% of Medical Products net sales in 2011, 2010 and 2009, respectively. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection, as further described in Part I, Item 1. Business and Item 1A. Risk Factors.

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

In September 2009, we adopted a new Associate compensation plan under which all of our Associates are now compensated.   After adoption of the current compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions increased.  In order to help provide a smooth transition from the former compensation plan to the current compensation plan, we provided performance-based commission subsidies to certain Associates, which increased overall commission expense during 2010 and 2011. One portion of this commission subsidy program ended as of August 31, 2011, while the remainder of the program will end December 31, 2012.

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

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award.  The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. The expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future.  We recognized share-based compensation expense of approximately $44,500, $56,400 and $139,100 for the years ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.7%	51.4%	48.6%
Gross profit	50.3%	48.6%	51.4%
Operating expenses:
General and administrative	33.9%	32.8%	40.4%
Distributor commissions	15.2%	10.4%	10.0%
Depreciation and amortization	1.5%	1.7%	1.6%
Total operating expenses	50.6%	44.9%	52.0%
Operating profit (loss)	(0.3)%	3.7%	(0.6)%
Interest expense	0.4%	0.5%	0.7%
Earnings (loss) before income taxes	(0.7)%	3.2%	(1.3)%
Income tax expense (benefit)	(0.4)%	1.2%	—%
Net earnings (loss)	(0.3)%	2.0%	(1.3)%

2011 Compared with 2010 (000's except per share amounts)

Net sales.  Net sales for the year ended December 31, 2011 were $28,448 compared with net sales for the prior year of $28,157, an increase of $291 or 1%.  This increase was due to an increase of $316 in net sales of Medical Products that was partially offset by a $25 decrease in net sales of Nutritional Products.  The decrease in net sales of Nutritional Products was attributable to a decline in net sales to our licensees of $2,731, which was mostly offset by an increase in net sales to our Associate network of $2,706.

The decrease in net sales to our licensees of $2,731 resulted primarily from a decrease in sales to CCI.  Net sales to CCI decreased $2,590, or 17%, in 2011 compared with 2010.  Since 2009, CCI's business has been negatively affected by the global economic recession and other factors within its markets; accordingly, its shipping patterns during the last three years have been somewhat volatile. After reducing its purchases from us by 30% in 2009, shipments increased 23% in 2010 then declined 17% in 2011. We believe this volatility is attributable to CCI's efforts to align inventory levels with anticipated sales volumes and meet challenges presented by increasing regulatory requirements in the U.S. and other markets within its territory. While the degree of volatility has declined during the past three years, we believe that shipping patterns may continue to be somewhat volatile in future periods.

Net sales in the Associate network channel are generally dependent on the number and productivity of our Associates. Net sales through the Associate network increased $2,706, or 45%, during 2011 compared with 2010, while new Associate recruiting increased 75% during the same period. We attribute these increases to the following:

•
In March 2010, we initiated a program whereby we began selling selected nutritional supplement products in Taiwan under an NFR program.  The program was later expanded to include the Southeast Asian markets of Brunei, Singapore and Hong Kong. The opening of these markets not only generated growth in net sales and new Associate recruiting, it also generated growth in the North American market among North American Associates with ties to Southeast Asia.

•
In May 2011, we launched a new dietary supplement product, Stem-Kine. Stem-Kine has been shown in published human clinical studies to nutritionally enable bone marrow and other stem cell-producing tissues, which form the natural repair and renewal system of the body, to increase their production of stem cells. In connection with this launch, we promoted sales of Stem-Kine through special purchase offers, sales contests and a series of Company-sponsored events. Stem-Kine became one of our top-selling products during 2011.

The $316 increase in net sales of Medical Products resulted from increased sales to new customers as well as existing customers.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the long-term care market, increased $64 during 2011 compared with 2010.  Also supporting increased sales in 2011 was an increase in sales to home health care providers, which resulted from growth in sales to distributors that target sales in this market.

Cost of sales.  Cost of sales for the year ended December 31, 2011 was $14,132 compared with cost of sales in the prior year of $14,471, a decrease of $339 or 2%.  As a percentage of net sales, cost of sales was 50% in 2011 and 51% in 2010. The increase in gross profit as a percentage of net sales primarily resulted from a change in sales mix in our Nutritional Products segment.

General and administrative.  General and administrative expenses for the year ended December 31, 2011, were $9,634 compared with 2010 expenses of $9,228, an increase of $406, or 4%.  As a percentage of net sales, general and administrative expenses were 34% in 2011 compared with 33% in 2010.  This increase in general and administrative expenses was mainly attributable to expenses incurred in connection with establishing branch operations in Taiwan, which opened on October 1, 2011.

Distributor commissions.  Distributor commissions for the year ended December 31, 2011 were $4,312 compared with distributor commissions in 2010 of $2,938, an increase of $1,374 or 47%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, were 50% in 2011 compared with 48% in 2010.  This percentage increase was mainly due to (i) an increase in sales of product "entry packs" that are available for purchase by newly enrolling Associates, which provide a higher percentage of commissions than non-entry pack sales, (ii) special price promotions offered in connection with the launch of Stem-Kine, and (iii) the qualification of certain Associates at higher commission levels of the Associate compensation plan, which was attributable to the overall increase in Associate network sales. On a consolidated basis, distributor commissions as a percentage of net sales were 15% in 2011 compared with 10% in 2010.

Income taxes.  We recorded an income tax benefit of $139 in 2011 based on our estimate of the effective annual income tax rate, giving effect to certain credits and deductions, primarily research and development credits and domestic production activities deductions, that were available to recover taxes paid in prior periods. We recorded income tax expense of $333 in 2010 based on our estimate of the effective annual income tax rate. Our effective income tax rate in 2010 was 37.4%.

Net earnings (loss).  The net loss for the year ended December 31, 2011 was $71, or $0.00 per diluted share, compared with net earnings in the prior year of $558, or $0.02 per diluted share.  This decline resulted from the factors described above.

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

Net sales through the Associate network channel were essentially flat, increasing $10 during 2010 compared with 2009.  In 2010, Associate network sales were positively affected by the NFR program, which generated sales of approximately $574.  However, because the NFR program allows independent Associates in North America to expand their distributorships into these NFR markets, a number of North American Associates devoted significant efforts to building their businesses in the NFR markets during 2010 rather than in North America. As a result, net sales in North America in 2010 were negatively affected by normal attrition of the Associate base, which was not offset by the sponsorship of new Associates in the U.S. market.  Accordingly, we have undertaken and plan to undertake a number of marketing and sales initiatives that we believe will result in increased sponsorship among the Associate network base in all of our markets and support increased sales in this channel. However, no assurance can be given that sponsorship of new Associates or Associate network sales will increase.

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

Variations in Period-to-Period Results

We may experience variations in the results of operations from quarter to quarter and/or year to year as a result of factors that include the following:

•	The level of recruiting and retention of Associates in the U.S., Canada, Taiwan, NFR markets and territories served by our licensees;

•	Variations in the level of business activity generated by our key customers;

•	The opening of new markets;

•	The timing and efficacy of Company-sponsored events, promotions and other marketing and sales initiatives;

•	New product introductions;

•	The negative impact of new regulations or changes in existing regulations domestically and/or internationally that may limit or restrict the sale of certain products;

•	The integration and operation of new information technology systems;

•	The inability to introduce new products or the introduction of new products by competitors;

•	Entry into one or more of our markets by competitors;

•	General conditions in the nutritional supplement industry, the network marketing industry and the wound care industry; and

•	General economic conditions globally and/or in markets where we or our licensees conduct business.

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

Cash and working capital.  During the year ended December 31, 2011, we had a net decrease in cash of $362, which compares to a net increase in cash in 2010 of $248.  At December 31, 2011, we had working capital of $5,568, a $55 increase from working capital at December 31, 2010 of $5,513.  This increase in working capital reflects an increase in current assets of $718 and an increase in current liabilities of $663.  The reasons for the changes in cash and working capital are further described below.

Operating activities. In 2011, our operating activities provided cash flows of $125 compared with providing cash flows of $545 in 2010.  In 2011, net earnings (loss) adjusted for non-cash activities, mainly depreciation and amortization, share-based compensation, (gain) loss on disposition of equipment and deferred taxes, provided cash flows of $423 compared with $1,281 in 2010.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued operating expenses and deferred revenues.  Because net sales to licensees represent close to 50% of consolidated net sales, one of the most significant factors affecting our working capital accounts is the arrangement we maintain with our licensees, principally CCI.  In accordance with our license agreements, product orders from licensees are generally accompanied by a cash deposit equal to 50% of the value of the order.  These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders.  In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs.  CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account.  Accordingly, because we do not recognize a sale to CCI until products are shipped from our warehouse, there can be a significant difference in timing between the date we receive cash from CCI and the date we recognize the related gross profit in our statement of operations.  Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue.  Deposits we make with our suppliers are recorded as prepaid expenses.  Inventory held in our warehouse for CCI’s account is reported as inventory in our financial statements until it is shipped to CCI.  The $501 of cash provided by an increase in deferred revenue in 2011 was primarily related to an increase in order deposits from CCI. Also during 2011, we used cash of $1,111 to increase inventory to help buffer the impact of increased uncertainty related to inventory production lead times, which resulted from the adoption of GMPs by us and our suppliers.

Investing activities.  During 2011, we used cash of $350 to purchase property and equipment.

Financing activities.  During 2011, financing activities used net cash flows of $169, which represented repayment of long-term debt.

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

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2011:

	Payments Due by Period (000’s)
Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and beyond
Long-term debt	1,728	$182	$409	$478	$659
Operating leases	102	96	6	—	—
Purchase obligations (1)	3,358	3,358	—	—	—
Employment agreements	1,540	1,020	347	173	—
 ____________________
(1) Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.  These purchase orders are primarily related to the purchase of inventory.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.

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

Foreign exchange. We have foreign-based operations in Canada which accounted for 6% of 2011 net sales.  We also opened a branch in Taiwan on October 1, 2011. We advance funds to and from our foreign operations denominated in U.S. dollars, exposing the foreign operation to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $784,000 and $727,000 to our Canadian operation and Taiwan operation, respectively, at December 31, 2011, a 10% adverse change in the currency rate would reduce earnings (loss) before income taxes by approximately $151,100.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission. Accordingly, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 7, 2012, pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report, and certain information included in such proxy statement is incorporated herein by reference. Only those sections of the proxy statement that specifically address the items set forth herein are incorporated by reference.

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

* Filed herewith
** Filed electronically herewith

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

RBC LIFE SCIENCES, INC.,
a Nevada corporation

Date:	March 28, 2012	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard	Chairman of the Board of Directors,
Clinton H. Howard	President and Chief Executive Officer
	(principal executive officer)	March 28, 2012

/s/ Steven E. Brown	Director, Executive Vice President and
Steven E. Brown	Chief Financial Officer
(principal financial and accounting
	officer)	March 28, 2012

/s/ Joseph. P. Philipp	Director
Joseph P. Philipp		March 28, 2012

/s/ Robert A. Kaiser	Director
Robert A. Kaiser		March 28, 2012

/s/ Kenneth L. Sabot	Director	March 28, 2012
Kenneth L. Sabot

/s/ Andrew V. Howard	Director	March 28, 2012
Andrew V. Howard

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RBC Life Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of RBC Life Sciences, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011 included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

LANE GORMAN TRUBITT, PLLC

Dallas, Texas
March 28, 2012

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$3,858,544	$4,220,152
Accounts receivable, net of allowance for doubtful accounts of $29,361 and $30,357, respectively	585,593	491,576
Inventories	6,448,934	5,343,016
Deferred income taxes	460,868	396,415
Prepaid expenses and other current assets	623,288	807,344
Total current assets	11,977,227	11,258,503
Property and equipment, net of accumulated depreciation	4,486,771	4,638,075
Goodwill, net of accumulated amortization	2,286,859	2,295,270
Other intangible assets, net of accumulated amortization	49,894	55,851
Other assets	24,995	95,813
	$18,825,746	$18,343,512
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, trade	$2,170,690	$2,110,624
Accrued liabilities	1,065,840	976,495
Current maturities of long-term obligations	182,056	168,522
Deferred revenue	2,990,333	2,489,828
Total current liabilities	6,408,919	5,745,469
Long-term obligations, less current maturities	1,545,499	1,727,555
Deferred income taxes	1,007,977	994,909
Commitments and contingencies
Shareholders' equity
Common stock, $0.001 par value; authorized 50,000,000 shares; 22,228,834 shares issued and outstanding in 2011 and 2010	22,229	22,229
Additional paid-in capital	13,650,414	13,605,922
Accumulated deficit	(3,952,842)	(3,881,348)
Accumulated other comprehensive income	143,550	128,776
	9,863,351	9,875,579
	$18,825,746	$18,343,512

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2011	2010	2009
Net sales	$28,447,967	$28,157,010	$24,924,581
Cost of sales	14,132,424	14,471,200	12,122,702
Gross profit	14,315,543	13,685,810	12,801,879
Operating expenses
General and administrative	9,634,076	9,228,190	10,061,487
Distributor commissions	4,312,288	2,937,851	2,497,651
Depreciation and amortization	440,064	475,998	402,358
Total operating expenses	14,386,428	12,642,039	12,961,496
Operating profit (loss)	(70,885)	1,043,771	(159,617)
Interest expense	139,955	152,564	164,236
Earnings (loss) before income taxes	(210,840)	891,207	(323,853)
Income tax expense (benefit)	(139,346)	333,461	11,000
Net earnings (loss)	$(71,494)	$557,746	$(334,853)
Basic earnings (loss) per share	$(0.00)	$0.03	$(0.02)
Basic weighted average shares outstanding	22,228,834	21,998,659	21,920,779
Diluted earnings (loss) per share	$(0.00)	$0.02	$(0.02)
Diluted weighted average shares outstanding	22,228,834	22,435,697	21,920,779

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2009	21,915,004	$21,915	$13,364,308	$(4,104,241)	$104,922	$9,386,904
Comprehensive income (loss)
Net loss	—	—	—	(334,853)	—	(334,853)
Foreign currency translation adjustment	—	—	—	—	26,730	26,730
Total comprehensive loss						(308,123)
Exercise of common stock options	6,930	7	1,448	—	—	1,455
Share-based compensation	—	—	139,118	—	—	139,118
Balance at December 31, 2009	21,921,934	21,922	13,504,874	(4,439,094)	131,652	9,219,354
Comprehensive income (loss)
Net earnings	—	—	—	557,746	—	557,746
Foreign currency translation adjustment	—	—	—	—	(2,876)	(2,876)
Total comprehensive income						554,870
Exercise of common stock options	306,900	307	44,612	—	—	44,919
Share-based compensation	—	—	56,436	—	—	56,436
Balance at December 31, 2010	22,228,834	22,229	13,605,922	(3,881,348)	128,776	9,875,579
Comprehensive income (loss)
Net loss	—	—	—	(71,494)	—	(71,494)
Foreign currency translation adjustment	—	—	—	—	14,774	14,774
Total comprehensive loss						(56,720)
Share-based compensation	—	—	44,492	—	—	44,492
Balance at December 31, 2011	22,228,834	$22,229	$13,650,414	$(3,952,842)	$143,550	$9,863,351

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2011	2010	2009
Cash flows from operating activities
Net earnings (loss)	$(71,494)	$557,746	$(334,853)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	506,583	539,289	455,603
(Gain) loss on disposition of assets	(5,042)	23,071	23,504
Deferred income taxes	(51,385)	104,513	222,772
Share-based compensation	44,492	56,436	139,118
Change in operating assets and liabilities
Accounts receivable	(92,541)	84,914	(111,076)
Inventories	(1,111,364)	6,310	386,558
Prepaid expenses and other current assets	182,676	84,785	499,473
Other assets	70,148	(84,722)	—
Accounts payable, trade	59,713	303,759	(161,422)
Accrued liabilities	92,584	49,773	(351,129)
Deferred revenue	500,927	(1,181,143)	(610,228)
Net cash provided by operating activities	125,297	544,731	158,320
Cash flows from investing activities
Purchase of property and equipment	(350,414)	(163,269)	(1,134,752)
Proceeds from insurance policy	—	—	194,278
Proceeds from sale of equipment	5,041	6,979	—
Net cash used in investing activities	(345,373)	(156,290)	(940,474)
Cash flows from financing activities
Exercise of common stock options	—	44,919	1,455
Payments of long-term obligations	(168,522)	(155,994)	(144,397)
Net cash used in financing activities	(168,522)	(111,075)	(142,942)
Effect of exchange rate changes on cash flows	26,990	(29,325)	(76,198)
Net increase (decrease) in cash and cash equivalents	(361,608)	248,041	(1,001,294)
Cash and cash equivalents at beginning of year	4,220,152	3,972,111	4,973,405
Cash and cash equivalents at end of year	$3,858,544	$4,220,152	$3,972,111
Supplemental cash flow disclosures
Interest paid	$141,043	$153,572	$165,169
Income taxes paid	47,673	23,613	69,621

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF OPERATIONS AND ORGANIZATION

RBC Life Sciences, Inc. (along with its subsidiaries, sometimes hereinafter referred to collectively as “RBC” or the “Company”) is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada and, effective October 1, 2011, branch operations in Taiwan.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S., Canada and Taiwan, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

RBC also markets its Nutritional Products in certain international markets through license arrangements.  The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute these products through an independent distributor network in a licensed territory.  Under these arrangements, the independent distributor network in a licensed territory is compensated by the licensee in accordance with a compensation plan similar to the one used by RBC for its Associates.

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

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time.  At December 31, 2011 and 2010, $47,000 and $127,000, respectively, were held in a Canadian bank and at December 31, 2011, $106,000 was held in a Taiwanese bank.  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Intangible Assets and Amortization - Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets with finite lives are amortized over their useful lives.  At December 31, 2011 and 2010, the Company’s intangible assets with finite lives consisted of copyrights, trademarks, other registrations and other intangibles, which are amortized over an average life of 19 years.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s agreements with its third-party licensees generally provide that licensees pay to the Company a monthly royalty, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements.  Royalties paid by licensees are recorded as sales and amounted to $2,085,000, $2,192,000 and $2,427,000 in 2011, 2010 and 2009, respectively.

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan.  These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization.  Most commissions are paid to Associates monthly.  Sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense.  Associates can earn rebates if the amount of their personal monthly sales exceeds a threshold amount set forth under the Associate compensation plan.  In September 2009, the Company adopted changes to its Associate compensation plan, which had the effect of reducing the portion of Associate incentives that are classified as rebates while increasing the portion of Associate incentives that are classified as distributor commission expense.  Associate rebates recorded as a reduction of sales were $273,000, $261,000 and $609,000 in 2011, 2010 and 2009, respectively.

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

Accounting Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the U.S. ("US GAAP"), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues during the reporting period.  Actual results could differ from those estimates.

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and collateral requirements.  At December 31, 2011, fair value of fixed-rate long-term debt was $1,931,000, which was $203,000 above the carrying value of $1,728,000.  At December 31, 2010, fair value of fixed-rate long-term debt was $2,041,000, which was $145,000 above the carrying value of $1,896,000.

Segment Information - The Company’s operations involve two operating segments:  the Nutritional Products segment and the Medical Products segment.  Nutritional Products are developed and distributed to a network of independent Associates operating primarily in North America and Southeast Asia and to licensees operating in certain other countries outside of North America and Southeast Asia.  Medical Products are developed and sold primarily throughout the U.S. through medical/surgical supply dealers and pharmaceutical distributors to medical institutions such as hospitals, nursing homes and pharmacies.

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

Advertising - Advertising expense is charged to operations when incurred.  Advertising expenses were $64,000, $57,000 and $100,000 in 2011, 2010 and 2009, respectively.

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

Other Comprehensive Income (Loss) – Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net earnings (loss) as the amounts are recorded directly as an adjustment to shareholders’ equity.  The Company’s other comprehensive income (loss) is attributed to translation gains or losses of foreign currencies.

Share-Based Compensation – The Company recognizes share-based compensation expense based on the fair value of share-based awards.  Share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, risk-free interest rate and expected life.

Recent Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”), which is intended to simplify how entities test for impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires an entity to present components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders' equity. In December 2011, FASB issued ASU No. 2011-12 which deferred certain aspects of ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between US GAAP and international financial reporting standards (“IFRS”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements, and provide additional disclosure requirements. This standard is effective during interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2011 and 2010, accounts receivable consist of the following:

	2011	2010
Accounts receivable
Trade	$614,804	$521,330
Other	150	603
Total	614,954	521,933
Less allowance for doubtful accounts	29,361	30,357
Net accounts receivable	$585,593	$491,576

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Beginning balance	$30,357	$28,030
Bad debt provision	42,744	7,234
Accounts written off	(43,740)	(4,907)
Ending balance	$29,361	$30,357

NOTE D – INVENTORIES

At December 31, 2011 and 2010, inventories consist of the following:

	2011	2010
Raw materials and bulk products	$373,409	$287,644
Packaging materials	346,844	318,397
Finished goods	5,728,681	4,736,975
	$6,448,934	$5,343,016

NOTE E – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2011 and 2010, prepaid expenses and other current assets consist of the following:

	2011	2010
Advance payments to suppliers	$290,373	$333,763
Prepaid income taxes	76,557	225,698
Certificates of deposit – restricted	83,598	84,923
Prepaid insurance and other	172,760	162,960
Total	$623,288	$807,344

At December 31, 2011 and 2010, the Company held certificates of deposit in the amount of approximately $84,000 and $85,000, respectively, which were pledged to secure surety bonds.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment consist of the following:

	2011	2010
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,381,345	2,063,488
Warehouse equipment	235,632	219,030
Automotive equipment	14,717	15,228
	6,155,122	5,821,174
Less accumulated depreciation and amortization	2,809,524	2,324,272
	3,345,598	3,496,902
Land	1,141,173	1,141,173
	$4,486,771	$4,638,075

Depreciation expense totaled approximately $500,600 , $533,300 and $431,600 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.

Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, January 1, 2010	$3,384,487	$(1,112,510)
Currency translation adjustment	45,453	(22,160)
Balance, December 31, 2010	3,429,940	(1,134,670)
Currency translation adjustment	(16,413)	8,002
Balance, December 31, 2011	$3,413,527	$(1,126,668)

At December 31, 2011 and 2010, other intangible assets consist of the following:

	2011			2010
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Average Life (years)	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(54,834)	19	$99,100	$(49,549)
Other	19	12,600	(6,972)	19	12,600	(6,300)
		$111,700	$(61,806)		$111,700	$(55,849)

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to other intangible assets totaled approximately $6,000 for the years ended December 31, 2011 and 2010.  The aggregate estimated amortization expense for other intangible assets is as follows:

Year ended December 31,
2012	$5,957
2013	5,957
2014	5,957
2015	5,957
2016	5,957
Thereafter	20,109
$49,894

NOTE H – ACCRUED LIABILITIES

At December 31, 2011 and 2010, accrued liabilities consist of the following:

	2011	2010
Distributor commissions	$511,360	$470,778
Salaries and wages	485,927	399,357
Sales and property taxes	31,923	31,422
Interest	11,157	12,246
Other	25,473	62,692
Total	$1,065,840	$976,495

NOTE I – LONG-TERM OBLIGATIONS

At December 31, 2011 and 2010, long-term obligations consist of the following:

	2011	2010
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s CEO and Chairman of the Board of Directors	$1,727,555	$1,896,077
Less – current maturities	182,056	168,522
	$1,545,499	$1,727,555

Long-term obligation payments payable in the next five years are as follows:

Year ended December 31,
2012	$182,056
2013	196,678
2014	212,474
2015	229,538
2016	247,973
Thereafter	658,836
$1,727,555

NOTE J – SHARE-BASED COMPENSATION

Stock incentive plans - On July 1, 1998, the Company’s shareholders adopted the 1998 Stock Option Plan and reserved 500,000 shares of common stock for issuance under this plan.  Effective September 4, 2003, the Company’s shareholders adopted an amendment and restatement of this plan, which, among other things, increased the number of shares reserved under this plan

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to 3,500,000. This plan expired July 1, 2008 although options granted under this plan remain outstanding at December 31, 2011.

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

Stock Option Accounting - The Company recognizes share-based compensation expense based on the fair value of share-based awards as estimated at the grant date.  Share-based compensation expense for 2011, 2010 and 2009 was approximately $44,500, $56,400 and $139,100, respectively, and is classified as a general and administrative expense.  Tax benefits related to this expense were immaterial because virtually all share-based compensation resulted from grants of ISOs.  No tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.  The Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no material excess tax benefits in 2011, 2010 or 2009.

Fair Value - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Weighted average expected life (years)	8.4	9.0	7.2
Risk-free interest rate	2.67%	3.09%	2.70%
Expected volatility	96.11%	105.02%	113.05%
Expected dividend yield	—%	—%	—%

The weighted average expected life is based on the option term.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The expected volatility is based on historical volatility rates.  The expected dividend yield is 0.0% since the Company has no history of paying dividends and currently has no plans to do so.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity - A summary of stock option activity for the three years ended December 31, 2011 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2009	2,292,885	$0.46
Granted	401,885	0.44
Exercised	(6,930)	0.21
Forfeited/Canceled	(557,400)	0.67
Outstanding on December 31, 2009	2,130,440	0.40
Granted	25,000	0.36
Exercised	(306,900)	0.15
Forfeited/Canceled	(650,150)	0.63
Outstanding on December 31, 2010	1,198,390	0.30
Granted	57,000	0.25
Exercised	—	—
Forfeited/Canceled	(64,820)	0.50
Outstanding on December 31, 2011	1,190,570	$0.33	3.4	$26,945
Exercisable on December 31, 2011	1,010,660	$0.30	3.0	$26,945

A summary of the status of the Company’s non-vested stock options as of December 31, 2011, and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options January 1, 2011	303,930	$0.46
Non-vested stock options granted	57,000	0.21
Vested stock options	(138,690)	0.40
Forfeited stock options	(42,330)	0.44
Non-vested stock options at December 31, 2011	179,910	0.44

Additional information related to stock options granted, vested and exercised for the three years ended December 31, 2011 is a follows:

	Year Ended December 31,
	2011	2010	2009
Grant date fair value of stock options granted	$11,879	$8,100	$153,276
Grant date fair value of stock options vested	53,871	90,810	116,206
Intrinsic value of stock options exercised	—	47,151	1,178

As of December 31, 2011, there was approximately $79,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 1.7 years.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – INCOME TAXES

The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income tax expense (benefit) at statutory rate	$(71,686)	$303,010	$(110,110)
State income taxes, net of federal benefit	674	5,529	13,582
Share-based compensation	11,253	15,306	44,060
Effect of foreign operations, net of foreign tax credits	(801)	(9,957)	(10,023)
Change in valuation allowance	(2,127)	91,537	135,733
Other, net	(76,659)	(71,964)	(62,242)
Income tax expense (benefit)	$(139,346)	$333,461	$11,000

Deferred tax assets and liabilities at December 31, 2011 and 2010 are comprised of the following:

	December 31,
	2011	2010
Deferred tax assets related to:
Inventories	$374,307	$338,283
Accounts receivable and other assets	10,276	10,625
Accrued liabilities	87,645	72,267
Tax loss and tax credit carryforwards	465,121	451,744
Other	14,074	10,704
	951,423	883,623
Valuation allowance	(408,131)	(410,258)
Net deferred tax assets	543,292	473,365
Deferred tax liabilities related to:
Property and equipment	(488,714)	(520,004)
Intangible assets	(601,687)	(551,855)
Deferred tax liabilities	(1,090,401)	(1,071,859)
Net deferred tax liabilities	$(547,109)	$(598,494)

Net current deferred tax assets	$460,868	$396,415
Net long-term deferred tax liabilities	(1,007,977)	(994,909)
	$(547,109)	$(598,494)

The Company’s valuation allowance relates to deferred tax assets of its Canadian subsidiary.  This valuation allowance was decreased approximately $2,000 during 2011.

At December 31, 2011 and 2010, the Company had no unrecognized tax benefits. The Company’s policy is to record any interest and penalties related to gross unrecognized tax benefits within its provision for income taxes.

The Company files income tax returns in the U.S., Canada and Taiwan on a federal basis, in certain U.S. state jurisdictions; the most significant taxing jurisdiction is the U.S. federal jurisdiction.  The Company’s 2009 through 2011 tax years remain subject to examination by the IRS for U.S. federal tax purposes.  As of December 31, 2011, no tax years were under examination in any taxing jurisdiction except for tax years 2008 through 2010, which were under examination by the Canada Revenue Agency.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$(87,961)	$228,948	$(211,772)
Foreign	—	—	—
Deferred
Federal	(51,385)	104,513	222,772
Foreign	—	—	—
Income tax expense (benefit)	$(139,346)	$333,461	$11,000

NOTE L – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2013.  Rental expense under non-cancelable operating leases totaled $230,000, $241,000 and $266,000 in 2011, 2010 and 2009, respectively.  Future minimum payments under non-cancelable operating leases are as follows:

Year ended December 31,
2012	$95,655
2013	6,500
$102,155

Employee Arrangements - The Company has entered into employment agreements with certain of its key executives as follows: (i) in December 2009, the Company entered into an employment agreement expiring December 31, 2012, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term, (ii) in July 2010, the Company entered into an employment agreement with the Company's Chief Executive Officer expiring December 31, 2013, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 60 days prior to the last day of the then current term, (iii) in September 2011, the Company entered into an employment agreement expiring December 31, 2012 and (iv) in December 2011, the Company entered into two employment agreements, which replaced expiring employment agreements, for one-year terms ending on December 31, 2012.  All of these agreements provide that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary, in addition to other compensation due under the terms of the agreement. With respect to the employment agreement with the Company's Chief Executive Officer, upon termination of the this agreement, the Company is obligated to pay a specified portion of his salary for an additional three-year period for consulting services.

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization.  This plan covers employees in the U.S. who are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes discretionary matching contributions equal to 10% of the employees’ contributions.  Total matching contributions made by the Company during 2011, 2010 and 2009 were approximately $14,000, $18,000 and $22,000, respectively.

Litigation - The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

NOTE M – SEGMENTS AND GEOGRAPHIC AREA

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the “RBC Life” brand name through subsidiaries in the U.S. and Canada, and, effective October 1, 2011, branch operations in Taiwan.  These products are distributed by a network of independent Associates in certain markets, primarily in the U.S., Canada and Taiwan, and by licensees operating in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2011
Net sales	$21,588	$6,860	$28,448
Depreciation and amortization	437	70	507
Operating profit (loss)	(248)	177	(71)
Capital expenditures	350	—	350
Total assets	16,018	2,808	18,826
Year ended December 31, 2010
Net sales	$21,613	$6,544	$28,157
Depreciation and amortization	458	81	539
Operating profit	675	369	1,044
Capital expenditures	163	—	163
Total assets	15,503	2,841	18,344
Year ended December 31, 2009
Net sales	$18,779	$6,146	$24,925
Depreciation and amortization	386	70	456
Operating profit (loss)	(504)	344	(160)
Capital expenditures	1,116	19	1,135
Total assets	15,787	2,826	18,613

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2011, 2010 and 2009 is listed below (in thousands):

	Net Sales	Long-lived Assets
Year ended December 31, 2011
Domestic	$12,764	$6,259
Russia/Eastern Europe	12,785	—
Canada	1,621	533
Southeast Asia	1,051	57
All others	227	—
Totals	$28,448	$6,849
Year ended December 31, 2010
Domestic	$10,792	$6,543
Russia/Eastern Europe	15,375	—
Canada	1,066	542
Southeast Asia	574	—
All others	350	—
Totals	$28,157	$7,085
Year ended December 31, 2009
Domestic	$11,015	$6,831
Russia/Eastern Europe	12,477	—
Canada	1,071	552
All others	362	—
Totals	$24,925	$7,383

Significant Customers - The Company recorded sales to CCI, a licensee of the Company, in the amount of $12,785,000, $15,375,000 and $12,477,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company also recorded sales to a medical/surgical dealer (see Note Q for additional information related to this dealer) in the amount of $4,043,000, $3,979,000 and $3,824,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  These sales accounted for more than 10% of net sales in these years.  In no other case did a customer of the Company account for more than 10% of net sales for the years ended December 31, 2011, 2010 or 2009.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – EARNINGS (LOSS) PER SHARE

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Shares	Per Share
Year ended December 31, 2011
Basic loss per common share	$(71,494)	22,228,834	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(71,494)	22,228,834	$(0.00)

Year ended December 31, 2010
Basic earnings per common share	$557,746	21,998,659	$0.03
Effect of dilutive stock options	—	437,038
Diluted earnings per common share	$557,746	22,435,697	$0.02

Year ended December 31, 2009
Basic loss per common share	$(334,853)	21,920,779	$(0.02)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(334,853)	21,920,779	$(0.02)

For 2011, 2010 and 2009, the number of stock options that were outstanding but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock or were otherwise anti-dilutive, was approximately 1,191,000, 826,000 and 2,130,000, respectively.

NOTE O – RELATED PARTY TRANSACTIONS

Debt Guarantees – The Company’s Chairman of the Board has guaranteed a mortgage note of the Company.  The balance of this note was $1,728,000 at December 31, 2011.

Customer Arrangement – In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement.  In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement.  Deferred revenue associated with CCI’s account, which included (i) deposits received against purchase orders issued to the Company by CCI, (ii) payments received for products held by the Company for shipment to CCI at a later date, and (ii) the unrecognized portion of the license fee, totaled $2,976,000 and $2,441,000 at December 31, 2011 and 2010, respectively. The Company recorded sales to CCI in the amount of $12,785,000, $15,375,000 and $12,477,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Pursuant to the license agreement between CCI and the Company, CCI also paid royalties to the Company for the years ended December 31, 2011, 2010 and 2009 in the amount of $2,079,000, $2,186,000 and $2,409,000, respectively, which are included in sales.  The president of CCI beneficially owned approximately 18% of the Company’s outstanding common stock at December 31, 2011 and was a member of the Company’s Board of Directors until June 2004.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2011 and 2010 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2011
Net sales	$6,538	$7,494	$7,061	$7,355
Gross profit	3,316	3,985	3,318	3,697
Net earnings (loss)	143	17	(289)	58
Earnings (loss) per share:
Basic	0.01	0.00	(0.01)	0.00
Diluted	0.01	0.00	(0.01)	0.00

2010
Net sales	$6,982	$7,838	$6,126	$7,211
Gross profit	3,389	3,656	3,290	3,351
Net earnings	211	172	134	41
Earnings per share:
Basic	0.01	0.01	0.01	0.00
Diluted	0.01	0.01	0.01	0.00

NOTE Q – SUBSEQUENT EVENT

On February 27, 2012, the Company was notified that a medical/surgical dealer, which accounted for 14%, 14% and 15% of consolidated net sales in 2011, 2010 and 2009, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The reimbursement dispute does not involve products the Company supplies to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that were owed by this dealer, and the Company has continued to fill this dealer's post-petition purchase orders. The accounts receivable balance as of March 23, 2012 was $684,000. While the Company believes that the amounts due from this dealer will be collected in full, it intends to monitor these proceedings as they progress in order to appropriately assess and enforce its rights in this matter.

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