Form 10-Q
period 2012-03-31
RBC LIFE SCIENCES, INC.
filed 2012-05-11
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $0.001 par value per share	22,228,834 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,584,839	$3,858,544
Accounts receivable, net	1,128,406	585,593
Inventories	5,780,650	6,448,934
Deferred income taxes	406,868	460,868
Prepaid expenses and other current assets	923,617	623,288
Total current assets	10,824,380	11,977,227
Property and equipment, net	4,366,594	4,486,771
Goodwill, net	2,296,295	2,286,859
Intangible assets, net	48,404	49,894
Other assets	49,050	24,995
	$17,584,723	$18,825,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,385,457	$2,170,690
Accrued liabilities	1,087,320	1,065,840
Current maturities of long-term obligations	185,607	182,056
Deferred revenue	2,651,293	2,990,333
Total current liabilities	5,309,677	6,408,919
Long-term obligations, less current maturities	1,497,744	1,545,499
Deferred income taxes	991,952	1,007,977
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at March 31, 2012 and December 31, 2011	22,229	22,229
Additional paid-in capital	13,659,342	13,650,414
Accumulated deficit	(4,025,780)	(3,952,842)
Accumulated other comprehensive income	129,559	143,550
	9,785,350	9,863,351
	$17,584,723	$18,825,746

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended March 31,
	2012	2011
Net sales	$6,068,379	$6,537,883
Cost of sales	2,939,595	3,221,718
Gross profit	3,128,784	3,316,165
Operating expenses:
General and administrative	2,319,945	2,110,015
Distributor commissions	773,158	834,564
Depreciation and amortization	122,717	110,043
Total operating expenses	3,215,820	3,054,622
Operating profit (loss)	(87,036)	261,543
Interest expense	32,902	36,209
Earnings (loss) before income taxes	(119,938)	225,334
Provision (benefit) for income taxes	(47,000)	82,000
Net earnings (loss)	(72,938)	143,334

Other comprehensive income (loss):
Foreign currency translation adjustment	(13,991)	(3,212)
Comprehensive income (loss)	$(86,929)	$140,122

Net earnings (loss) per share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Weighted average common shares outstanding:
Basic	22,228,834	22,228,834
Diluted	22,228,834	22,540,810

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(72,938)	$143,334
Adjustment for non-cash items:
Depreciation and amortization	139,358	127,300
Stock-based compensation	8,928	10,369
Deferred income taxes	39,000	38,500
Change in operating assets and liabilities:
Accounts receivable	(542,776)	(71,598)
Inventories	674,613	604,199
Prepaid expenses and other current assets	(298,783)	(142,819)
Other assets	(23,442)	(27,120)
Accounts payable and accrued liabilities	(767,714)	(63,184)
Deferred revenue	(339,077)	704,852
Net cash provided by (used in) operating activities	(1,182,831)	1,323,833
Cash flows from investing activities:
Purchase of property and equipment	(16,709)	(33,413)
Net cash used in investing activities	(16,709)	(33,413)
Cash flows from financing activities:
Payments of long-term obligations	(44,204)	(40,918)
Net cash used in financing activities	(44,204)	(40,918)
Effect of exchange rate changes on cash flows	(29,961)	(21,924)
Net increase (decrease) in cash and cash equivalents	(1,273,705)	1,227,578
Cash and cash equivalents, beginning of period	3,858,544	4,220,152
Cash and cash equivalents, end of period	$2,584,839	$5,447,730

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

New Accounting Pronouncement

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires an entity to present components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. The Company adopted the provisions of ASU 2011-05 as of January 1, 2012 using the single continuous statement presentation. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada and branch operations in Taiwan.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S., Canada and Taiwan, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain markets in Southeast Asia the Company sells its products through a not-for-resale ("NFR") program. Individuals who participate in the NFR program function similarly to other Associates in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

Note C – Inventories:

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials and bulk products	$302,130	$373,409
Packaging materials	329,153	346,844
Finished goods	5,149,367	5,728,681
	$5,780,650	$6,448,934

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses consist of the following:

	March 31, 2012	December 31, 2011
Advance payment to suppliers	$325,482	$290,373
Prepaid income taxes	166,110	76,557
Certificates of deposit - restricted	85,085	83,598
Prepaid insurance and other	346,940	172,760
	$923,617	$623,288

At March 31, 2012 and December 31, 2011, the Company held certificates of deposit in the amounts of approximately $85,000 and $84,000, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,399,168	2,381,345
Warehouse equipment	235,632	235,632
Automotive equipment	14,717	14,717
	6,172,945	6,155,122
Less – accumulated depreciation	(2,947,524)	(2,809,524)
	3,225,421	3,345,598
Land	1,141,173	1,141,173
	$4,366,594	$4,486,771

Depreciation expense totaled approximately $137,900 and $125,800 for the quarters ended March 31, 2012 and 2011, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2011	$3,413,527	$(1,126,668)
Currency translation adjustment	18,412	(8,976)
Balance, March 31, 2012	$3,431,939	$(1,135,644)

Other intangible assets consist of the following:

		March 31, 2012		December 31, 2011
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(56,156)	$99,100	$(54,834)
Other	19	12,600	(7,140)	12,600	(6,972)
		$111,700	$(63,296)	$111,700	$(61,806)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended March 31, 2012 and 2011.  The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2012 is as follows:

Remainder of 2012	$4,468
2013	5,957
2014	5,957
2015	5,957
2016	5,957
Thereafter	20,108
$48,404

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Distributor commissions	$469,657	$511,360
Salaries and wages	487,254	485,927
Sales and property taxes	31,347	31,923
Interest	10,872	11,157
Other	88,190	25,473
	$1,087,320	$1,065,840

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	March 31, 2012	December 31, 2011
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,683,351	$1,727,555
Less – current maturities	(185,607)	(182,056)
	$1,497,744	$1,545,499

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At March 31, 2012, the fair value of fixed-rate long-term debt was approximately $1,872,000, which was $189,000 above the carrying value of approximately $1,683,000.  At December 31, 2011, the fair value of fixed-rate long-term debt was approximately $1,931,000, which was $203,000 above the carrying value of approximately $1,728,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $8,900 and $10,400 for the quarters ended March 31, 2012 and 2011, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31,
	2012	2011
	(1)
Weighted average expected life (years)	—	8.4
Risk-free interest rate	—%	3.32%
Expected volatility	—%	96.23%
Expected dividend yield	—%	—%
__________________
(1) There were no option grants during this period.

A summary of stock option activity for the three months ended March 31, 2012 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	1,190,570	$0.33
Granted	—	—
Exercised	—	—
Forfeited/canceled	(11,240)	0.62
Outstanding on March 31, 2012	1,179,330	$0.33	3.1	$8,881
Exercisable on March 31, 2012	1,010,660	$0.30	2.7	$8,881

A summary of the status of the Company's non-vested stock options as of March 31, 2012 and changes during the three months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2011	179,910	$0.44
Non-vested stock options granted	—	—
Vested stock options	—	—
Forfeited stock options	(11,240)	0.60
Non-vested stock options at March 31, 2012	168,670	0.43

As of March 31, 2012, there was approximately $71,900 of total unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 75 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the "RBC Life" brand name through subsidiaries in the U.S. and Canada and branch operations in Taiwan.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the U.S., Canada and Southeast Asia, and by licensees in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended March 31, 2012
Net sales	$4,621	$1,447	$6,068
Depreciation and amortization	119	20	139
Operating profit (loss)	(112)	25	(87)
Capital expenditures	17	—	17
Total assets	14,716	2,869	17,585
Quarter Ended March 31, 2011
Net sales	$4,815	$1,723	$6,538
Depreciation and amortization	109	18	127
Operating profit	158	104	262
Capital expenditures	33	—	33
Total assets	16,381	2,627	19,008

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,552	$6,139	$2,958	$6,476
Russia/Eastern Europe	2,736	—	3,057	—
Canada	367	542	318	558
Southeast Asia	305	79	155	—
All others	108	—	50	—
Totals	$6,068	$6,760	$6,538	$7,034

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $2,736,000 and $3,057,000 during the quarters ended March 31, 2012 and 2011, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $790,000 and $1,070,000 during the quarters ended March 31, 2012 and 2011, respectively .  In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2012 and 2011.

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Weighted Average Shares	Per Share
Quarter Ended March 31, 2012
Basic loss per common share	$(72,938)	22,228,834	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(72,938)	22,228,834	$(0.00)
Quarter Ended March 31, 2011
Basic earnings per common share	$143,334	22,228,834	$0.01
Effect of dilutive stock options	—	311,976
Diluted earnings per common share	$143,334	22,540,810	$0.01

The number of stock options that were outstanding, but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 1,179,000 and 534,000 for the quarters ended March 31, 2012 and 2011, respectively.

Note L – Legal Proceedings:

On February 24, 2012, a medical/surgical dealer, which accounted for $790,000 and $1,070,000 of the Company's sales during the quarters ended March 31, 2012 and 2011, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products supplied by the Company, it has negatively affected the Company's sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which agreement provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that was owed by this dealer, and it has continued to fill this dealer's post-petition purchase orders. The accounts receivable balance as of April 30, 2012 was approximately $639,000. While the Company believes that the amounts due from this dealer will be collected in full, it intends to monitor these proceedings as they progress in order to appropriately assess and enforce its rights in this matter.

The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2011 Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions.  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and time of future events.  We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2011 Form 10-K.  Many of these factors are beyond the Company's ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Please consider our forward-looking statements in light of those risks as you read this report.

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$2,832	47%	$3,089	47%
Associate network	1,789	29%	1,726	27%
	4,621	76%	4,815	74%
Medical Products	1,447	24%	1,723	26%
	$6,068	100%	$6,538	100%

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

Our principal licensee is CCI, which accounted for 97% and 99% of licensee net sales in the three months ended March 31, 2012 and 2011, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  Because we do not recognize revenue until products are shipped to CCI, the Company's sales to CCI fluctuate from quarter to quarter depending on a number of logistical considerations, only one of which is the sales demand of CCI’s Associate network.

Net sales in this channel decreased $257,000, or 8%, during the three months ended March 31, 2012 compared with net sales for the same period in 2011 as a result of a decrease in net sales to CCI.  Net sales to CCI decreased $321,000, or 11%, for the three months ended March 31, 2012 compared to the same period in 2011.  We attribute this decline primarily to the logistical considerations affecting the timing of shipments to CCI as well as decreased in-territory demand. Reduced in-territory demand generally results in a disproportionate reduction of sales to CCI as CCI adjusts its inventory to a level commensurate with expected future sales. Backlog related to CCI’s account was $5,547,000 at March 31, 2012 compared to $6,307,000 at March 31, 2011.

Associate Network.  Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  Net sales through the Associate network channel increased approximately 4% during the first three months of 2012 compared to the same period in 2011 primarily as a result of an increase in the number of active Associates, which averaged 15,100 and 11,100 for the quarters ended March 31, 2012 and 2011, respectively. We attribute the increase in the number of active Associates to the launch of a new dietary supplement product, Stem-KineTM, in May 2011. Stem-Kine is a dietary supplement that has been shown in published human clinical studies to nutritionally enable bone marrow and other stem cell-producing tissues to increase their production of stem cells, which form the natural repair and renewal system of the body.

The following table sets forth the Associate network net sales by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2012	2011
U.S.	62%	73%
Canada	21	18
Southeast Asia	17	9
	100%	100%

Although we are unable to quantify the amount, we believe that certain sales made in the U.S. in the first quarter of 2011 were made to Associates with business relationships in Southeast Asia and that products initially shipped to U.S. addresses were then re-shipped by the Associates to the Southeast Asia region. We believe that this practice was much less prevalent in the first quarter of 2012 with the opening of branch operations in Taiwan on October 1, 2011 and as Associates in NFR markets have become more familiar with our NFR program.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment's largest customer, a medical/surgical dealer, accounted for 55% and 62% of Medical Products net sales during the three months ended March 31, 2012 and 2011. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products we supply to this dealer, it has negatively affected our sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which agreement provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, we had approximately $436,000 in accounts receivable that was owed by this dealer, and we have continued to fill this dealer's post-petition purchase orders. The accounts receivable balance as of April 30, 2012 was approximately $639,000. While we believe the amounts due from this dealer will be collected in full, we will monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

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

Management believes that there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	48.4	49.3
Gross profit	51.6	50.7
Operating expenses:
General and administrative	38.2	32.3
Distributor commissions	12.8	12.8
Depreciation and amortization	2.0	1.6
Total operating expenses	53.0	46.7
Operating profit (loss)	(1.4)	4.0
Interest expense	0.6	0.6
Earnings (loss) before income taxes	(2.0)	3.4
Provision (benefit) for income taxes	(0.8)	1.2
Net earnings (loss)	(1.2)%	2.2%

Quarter ended March 31, 2012 compared with quarter ended March 31, 2011 (000’s except per share amounts)

Net sales. Net sales for the quarter ended March 31, 2012 were $6,068 compared with net sales for the same period in 2011 of $6,538, a decrease of $470, or 7%. This decrease resulted from a $194 decrease in net sales of Nutritional Products and a $276 decrease in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our licensees of $257, which was partially offset by an increase in net sales to our Associate network of $63.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $321, or 11%, during the first quarter of 2012. We attribute this decline primarily to the logistical considerations affecting the timing of shipments to CCI as well as decreased in-territory demand. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Associate Network.  Net sales to our Associate network increased approximately $63, or 4%, during the first quarter of 2012 primarily as a result of an increase in the number of active Associates, which averaged 15,100 and 11,100 for the quarters ended March 31, 2012 and 2011, respectively.

Medical products.  The decline in net sales of Medical Products resulted from decreased sales to the largest customer in this segment.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, decreased $280 during the first quarter of 2012 compared to the first quarter of 2011.  Sales to this distributor in the first quarter of 2012 were approximately $790, or 55% of Medical Products net sales. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection as described above under the section "Overview - Medical Products."

Cost of sales.  Cost of sales for the quarter ended March 31, 2012 was $2,940 compared with cost of sales in the first quarter of 2011 of $3,222, a decrease of $282 or 9%. As a percentage of net sales, cost of sales was 48% in the first quarter of 2012 and 49% in the first quarter of 2011. As a percentage of net sales, gross profit decreased 1%. During the first quarter of 2012, we recorded a charge of approximately $140,000 to write off certain inventory that, although it met all basic product specifications, it did not satisfy our palatability standards, which we have adopted to help ensure a positive customer experience.

General and administrative. General and administrative expenses for the quarter ended March 31, 2012 were $2,320 compared with expenses in the first quarter of 2011 of $2,110, an increase of $210 or 10%. This increase was primarily attributable to expenses associated with the Taiwan branch, which opened October 1, 2011, and expenses associated with product stability testing. As a percentage of net sales, general and administrative expenses were 38% and 32% in the quarters ended March 31, 2012 and 2011, respectively.

Distributor commissions. Distributor commissions were $773 for the quarter ended March 31, 2012 compared with distributor commissions of $835 in the first quarter of 2011, a decrease of $62, or 7%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, decreased to approximately 43% in the first quarter of 2012 compared to 47% in the same period in 2011.  This decrease was mainly attributable to certain changes to our Associate compensation plan implemented in the first quarter of 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 13% in the quarters ended March 31, 2012 and 2011.

Income taxes.  We recorded a benefit for income taxes of $47 during the quarter ended March 31, 2012, and a provision for income taxes of $82 during the quarter ended March 31, 2011, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings (loss).  As a result of the factors described above, the net loss for the quarter ended March 31, 2012 was $73, or $0.00 per share, compared with net earnings in the first quarter of 2011 of $143, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first three months of 2012, we had a net decrease in cash of $1,274 compared with a net increase in cash of $1,228 in the first three months of 2011.  At March 31, 2012, we had working capital of $5,515, a $53 decrease from working capital at December 31, 2011 of $5,568.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first three months of 2012, our operating activities used cash flows of $1,183.  In the first three months of 2011, our operating activities provided cash flows of $1,324.  The primary uses of cash by operating activities during the first three months of 2012 were a $768 decrease in accounts payable and accrued liabilities, which primarily relates to the timing of payments due to suppliers, and a $543 increase in accounts receivable, which primarily relates to the Medical Products dealer that filed for bankruptcy protection on February 24, 2012, as described above in the section "Overview - Medical Products." Also during the first quarter of 2012, the Company generated $675 of cash through a decrease in inventory. A significant portion of this decrease was related to a reduction in inventory held for shipment to CCI, which was also the primary reason for the decrease in deferred revenue of $339. In the first three months of 2012, net earnings (loss) adjusted for non-cash activities, which includes depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $114 compared with providing cash flows of $320 in the first three months of 2011.

Investing activities. During the first three months of 2012, we used cash of $17 to purchase property and equipment.

Financing activities. The only financing activity during the first three months of 2012 was the repayment of long-term debt in the amount of $44.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada and Taiwan that accounted for 10% of net sales during the first three months of 2012 and 6% of net sales in 2011.  Sales transactions in Southeast Asian markets other than Taiwan are denominated in U.S. dollars.

We advance funds to and from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $823,000 and $767,000 to our Canadian operations and Taiwan operations, respectively, at March 31, 2012, a 10% adverse change in the currency rate would reduce earnings before income taxes by approximately $159,000.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer, which accounted for $790,000 and $1,070,000 of the Company's sales during the quarters ended March 31, 2012 and 2011, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products supplied by the Company, it has negatively affected the Company's sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which agreement provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that was owed by this dealer, and it has continued to fill this dealer's post-petition purchase orders. The accounts receivable balance as of April 30, 2012 was approximately $639,000. While the Company believes that the amounts due from this dealer will be collected in full, it intends to monitor these proceedings as they progress in order to appropriately assess and enforce its rights in this matter.

ITEM 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2011 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of filing of the 2011 Form 10-K.

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

RBC Life Sciences, Inc.
Registrant

May 11, 2012	By:	/s/ Clinton H. Howard
Date	Its:	President and Chief Executive Officer
(principal executive officer)

May 11, 2012	By:	/s/ Steven E. Brown
Date	Its:	Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith