Form 10-Q
period 2012-06-30
RBC LIFE SCIENCES, INC.
filed 2012-08-13
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, $0.001 par value per share	22,228,834 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,163,611	$3,858,544
Accounts receivable, net of allowance for doubtful accounts of $30,137 and $29,361, respectively	961,579	585,593
Inventories	6,441,850	6,448,934
Deferred income taxes	455,493	460,868
Prepaid expenses and other current assets	937,304	623,288
Total current assets	11,959,837	11,977,227
Property and equipment, net	4,280,724	4,486,771
Goodwill, net	2,285,727	2,286,859
Intangible assets, net	46,915	49,894
Other assets	29,718	24,995
	$18,602,921	$18,825,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,141,077	$2,170,690
Accrued liabilities	1,061,498	1,065,840
Current maturities of long-term obligations	189,226	182,056
Deferred revenue	2,968,658	2,990,333
Total current liabilities	6,360,459	6,408,919
Long-term obligations, less current maturities	1,449,059	1,545,499
Deferred income taxes	969,109	1,007,977
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at June 30, 2012 and December 31, 2011	22,229	22,229
Additional paid-in capital	13,668,137	13,650,414
Accumulated deficit	(4,002,660)	(3,952,842)
Accumulated other comprehensive income	136,588	143,550
	9,824,294	9,863,351
	$18,602,921	$18,825,746

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$6,548,991	$7,494,068	$12,617,370	$14,031,951
Cost of sales	3,093,862	3,509,250	6,033,457	6,730,968
Gross profit	3,455,129	3,984,818	6,583,913	7,300,983
Operating expenses:
General and administrative	2,369,886	2,330,339	4,689,831	4,440,354
Distributor commissions	886,005	1,488,918	1,659,163	2,323,482
Depreciation and amortization	123,463	108,225	246,180	218,268
Total operating expenses	3,379,354	3,927,482	6,595,174	6,982,104
Operating profit (loss)	75,775	57,336	(11,261)	318,879
Interest expense	32,034	35,406	64,936	71,615
Earnings (loss) before income taxes	43,741	21,930	(76,197)	247,264
Provision (benefit) for income taxes	20,621	4,900	(26,379)	86,900
Net earnings (loss)	23,120	17,030	(49,818)	160,364

Other comprehensive income (loss):
Foreign currency translation adjustment	7,029	343	(6,962)	(2,869)
Comprehensive income (loss)	$30,149	$17,373	$(56,780)	$157,495

Net earnings (loss) per share:
Basic	$0.00	$0.00	$(0.00)	$0.01
Diluted	$0.00	$0.00	$(0.00)	$0.01

Weighted average common shares outstanding:
Basic	22,228,834	22,228,834	22,228,834	22,228,834
Diluted	22,272,490	22,548,108	22,228,834	22,547,168

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(49,818)	$160,364
Adjustment for non-cash items:
Depreciation and amortization	279,355	253,143
Stock-based compensation	17,723	21,615
Deferred income taxes	(33,616)	(11,414)
Change in operating assets and liabilities:
Accounts receivable	(375,969)	(72,961)
Inventories	10,628	(202,699)
Prepaid expenses and other current assets	(314,161)	(369,832)
Other assets	(4,399)	(20,984)
Accounts payable and accrued liabilities	(34,572)	720,473
Deferred revenue	(21,541)	1,083,327
Net cash provided by (used in) operating activities	(526,370)	1,561,032
Cash flows from investing activities:
Purchase of property and equipment	(69,928)	(65,274)
Net cash used in investing activities	(69,928)	(65,274)
Cash flows from financing activities:
Payments of long-term obligations	(89,270)	(82,634)
Net cash used in financing activities	(89,270)	(82,634)
Effect of exchange rate changes on cash flows	(9,365)	(19,055)
Net increase (decrease) in cash and cash equivalents	(694,933)	1,394,069
Cash and cash equivalents, beginning of period	3,858,544	4,220,152
Cash and cash equivalents, end of period	$3,163,611	$5,614,221

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

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada and branch operations in Taiwan.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S., Canada and Taiwan, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain markets in Southeast Asia, the Company sells its products through a not-for-resale ("NFR") program. Individuals who participate in the NFR program function similarly to other Associates in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

Note C – Inventories:

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials and bulk products	$341,590	$373,409
Packaging materials	362,641	346,844
Finished goods	5,737,619	5,728,681
	$6,441,850	$6,448,934

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	June 30, 2012	December 31, 2011
Advance payment to suppliers	$362,718	$290,373
Prepaid income taxes	—	76,557
Certificates of deposit - restricted	83,419	83,598
Prepaid insurance and other	491,167	172,760
	$937,304	$623,288

At June 30, 2012 and December 31, 2011, the Company held certificates of deposit in the amounts of approximately $83,000 and $84,000, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,451,723	2,381,345
Warehouse equipment	235,632	235,632
Automotive equipment	14,717	14,717
	6,225,500	6,155,122
Less – accumulated depreciation	(3,085,949)	(2,809,524)
	3,139,551	3,345,598
Land	1,141,173	1,141,173
	$4,280,724	$4,486,771

Depreciation expense totaled approximately $138,500 and $124,300 for the quarters ended June 30, 2012 and 2011, respectively, and $276,400 and $250,100 for the six months ended June 30, 2012 and 2011, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2011	$3,413,527	$(1,126,668)
Currency translation adjustment	(2,210)	1,078
Balance, June 30, 2012	$3,411,317	$(1,125,590)

Other intangible assets consist of the following:

		June 30, 2012		December 31, 2011
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(57,477)	$99,100	$(54,834)
Other	19	12,600	(7,308)	12,600	(6,972)
		$111,700	$(64,785)	$111,700	$(61,806)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended June 30, 2012 and 2011 and $3,000 for the six months ended June 30, 2012 and 2011.  The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2012 is as follows:

Remainder of 2012	$2,979
2013	5,957
2014	5,957
2015	5,957
2016	5,957
Thereafter	20,108
$46,915

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Distributor commissions	$500,434	$511,360
Salaries and wages	354,725	485,927
Sales and property taxes	60,002	31,923
Interest	10,580	11,157
Other	135,757	25,473
	$1,061,498	$1,065,840

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	June 30, 2012	December 31, 2011
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,638,285	$1,727,555
Less – current maturities	(189,226)	(182,056)
	$1,449,059	$1,545,499

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At June 30, 2012, the fair value of fixed-rate long-term debt was approximately $1,824,000, which was $186,000 above the carrying value of approximately $1,638,000.  At December 31, 2011, the fair value of fixed-rate long-term debt was approximately $1,931,000, which was $203,000 above the carrying value of approximately $1,728,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-

based compensation expense was approximately $8,800 and $11,200 for the quarters ended June 30, 2012 and 2011, respectively, and $17,700 and $21,600 for the six months ended June 30, 2012 and 2011, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(1)
Weighted average expected life (years)	6.0	—	6.0	8.4
Risk-free interest rate	0.96%	—%	0.96%	3.32%
Expected volatility	310.09%	—%	310.09%	96.23%
Expected dividend yield	—%	—%	—%	—%
__________________
(1) There were no option grants during this period.

A summary of stock option activity for the six months ended June 30, 2012 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	1,190,570	$0.33
Granted	100,000	0.25
Exercised	—	—
Forfeited/canceled	(13,820)	0.62
Outstanding on June 30, 2012	1,276,750	$0.32	3.4	$26,945
Exercisable on June 30, 2012	1,010,660	$0.30	2.5	$26,945

A summary of the status of the Company's non-vested stock options as of June 30, 2012 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2011	179,910	$0.44
Non-vested stock options granted	100,000	0.25
Vested stock options	—	—
Forfeited stock options	(13,820)	0.59
Non-vested stock options at June 30, 2012	266,090	0.36

As of June 30, 2012, there was approximately $75,100 of total unrecognized compensation cost related to stock option grants.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended June 30, 2012
Net sales	$4,731	$1,818	$6,549
Depreciation and amortization	120	20	140
Operating profit (loss)	(94)	170	76
Capital expenditures	53	—	53
Total assets	15,849	2,754	18,603
Quarter Ended June 30, 2011
Net sales	$5,702	$1,792	$7,494
Depreciation and amortization	108	18	126
Operating profit	14	43	57
Capital expenditures	32	—	32
Total assets	17,457	2,793	20,250
Six Months Ended June 30, 2012
Net sales	$9,352	$3,265	$12,617
Depreciation and amortization	239	40	279
Operating profit (loss)	(206)	195	(11)
Capital expenditures	70	—	70
Total assets	15,849	2,754	18,603
Six Months Ended June 30, 2011
Net sales	$10,517	$3,515	$14,032
Depreciation and amortization	217	36	253
Operating profit	172	147	319
Capital expenditures	65	—	65
Total assets	17,457	2,793	20,250

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,995	$6,006	$3,574	$6,351
Russia/Eastern Europe	2,649	—	2,980	—
Canada	366	533	486	555
Southeast Asia	434	104	372	26
All others	105	—	82	—
Totals	$6,549	$6,643	$7,494	$6,932

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$5,547	$6,006	$6,532	$6,351
Russia/Eastern Europe	5,385	—	6,037	—
Canada	733	533	804	555
Southeast Asia	739	104	527	26
All others	213	—	132	—
Totals	$12,617	$6,643	$14,032	$6,932

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $2,649,000 and $2,980,000 during the quarters ended June 30, 2012 and 2011, respectively, and $5,385,000 and $6,037,000 for the six months ended June 30, 2012 and 2011, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $1,110,000 and $1,078,000 during the quarters ended June 30, 2012 and 2011, respectively, and $1,900,000 and $2,148,000 for the six months ended June 30, 2012 and 2011, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended June 30, 2012 and 2011.

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Weighted Average Shares	Per Share
Quarter Ended June 30, 2012
Basic earnings per common share	$23,120	22,228,834	$0.00
Effect of dilutive stock options	—	43,656
Diluted earnings per common share	$23,120	22,272,490	$0.00
Quarter Ended June 30, 2011
Basic earnings per common share	$17,030	22,228,834	$0.00
Effect of dilutive stock options	—	319,274
Diluted earnings per common share	$17,030	22,548,108	$0.00
Six Months Ended June 30, 2012
Basic loss per common share	$(49,818)	22,228,834	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(49,818)	22,228,834	$(0.00)
Six Months Ended June 30, 2011
Basic earnings per common share	$160,364	22,228,834	$0.01
Effect of dilutive stock options	—	318,334
Diluted earnings per common share	$160,364	22,547,168	$0.01

The number of stock options that were outstanding, but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 1,233,000 and 458,000 for the quarters ended June 30, 2012 and 2011, respectively, and 1,233,000 and 469,000 for the six months ended June 30, 2012 and 2011, respectively.

Note L – Legal Proceedings:

On February 24, 2012, a medical/surgical dealer, which accounted for $1,900,000 and $2,148,000 of the Company's sales during the six months ended June 30, 2012 and 2011, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products supplied by the Company, it has negatively affected the Company's sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which agreement provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that was owed by this dealer, and it has continued to fill this dealer's post-petition purchase orders.

On May 29, 2012, the Bankruptcy Court entered an order approving a Stipulated Motion of the dealer which directed the dealer to pay the Company for products that were shipped during the twenty day period immediately preceding the petition date. The accounts receivable owed by this dealer related to these shipments was approximately $195,000. The order directed the dealer to repay the Company in six equal installments of approximately $32,500, commencing on July 1, 2012. The first of these payments was received by the Company as ordered by the bankruptcy court.

The accounts receivable balance as of July 27, 2012 was approximately $690,000. While the Company believes that the amounts due from this dealer will be collected in full, it intends to monitor these proceedings as they progress in order to appropriately assess and enforce its rights in this matter.

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

•
Through the Nutritional Products segment, we distribute products in three broad categories: wellness products, fitness products and skin care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In certain markets, principally in the U.S., Canada and Southeast Asia, we distribute Nutritional Products directly through a network comprised of independent Associates and individuals who participate in our NFR program. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties who, for the most part, distribute our products through an independent Associate network in the licensed territory.

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$2,754	42%	$3,021	40%
Associate network	1,977	30%	2,681	36%
	4,731	72%	5,702	76%
Medical Products	1,818	28%	1,792	24%
	$6,549	100%	$7,494	100%

	Six Months Ended June 30,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$5,586	44%	$6,110	44%
Associate network	3,766	30%	4,407	31%
	9,352	74%	10,517	75%
Medical Products	3,265	26%	3,515	25%
	$12,617	100%	$14,032	100%

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

Our principal licensee is CCI, which accounted for 96% and 99% of licensee net sales in the six months ended June 30, 2012 and 2011, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  Because we do not recognize revenue until products are shipped to CCI, the Company's sales to CCI fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, as well as a number of other logistical considerations.

Net sales in this channel decreased $524,000, or 9%, during the six months ended June 30, 2012 compared with net sales for the same period in 2011 as a result of a decrease in net sales to CCI.  Net sales to CCI decreased $652,000, or 11%, for the six months ended June 30, 2012 compared to the same period in 2011.  We attribute this decline primarily to decreased in-territory demand, as well as logistical considerations affecting the timing of shipments to CCI. Reduced in-territory demand generally results in a disproportionate reduction of sales to CCI as CCI adjusts its inventory to a level commensurate with expected future sales. Backlog related to CCI’s account was $5,333,000 at June 30, 2012 compared to $7,687,000 at June 30, 2011.

Associate Network.  Sales in this channel are generally dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is generally dependent upon the sponsorship of new Associates and retention of existing Associates.  Net sales through the Associate network channel decreased approximately 15% during the first six months of 2012 compared to the same period in 2011 as a result of a 26% decline in sales during the second quarter of 2012 compared to the second quarter of 2011. This decrease in second quarter sales was primarily due to certain marketing and sales initiatives conducted during the second quarter of 2011 that were not repeated in 2012. During the second quarter of 2011, we launched a new product, Stem KineTM, and offered special price discounts on the purchase of Stem Kine in connection with the product launch. Stem Kine is a dietary supplement that has been shown in published human clinical studies to nutritionally enable bone marrow and other stem cell-producing tissues to increase their production of stem cells, which form the natural repair and renewal system of the body. In addition, we offered a high-commission entry pack program that attracted a large number of new Associates to join the Company. Existing Associates heavily promoted sales of this entry pack in the second quarter of 2011 as they sought to win a Company-sponsored sales contest that ended in June 2011 while taking advantage of the high commissions associated with this entry pack. Although these initiatives dramatically increased sales during the second quarter of 2011, they did not provide a commensurate increase in operating profits. Because of these results, these initiatives were not repeated in 2012 and, accordingly, sales in the second quarter of 2012 declined compared to sales in the second quarter of 2011.

The following table sets forth the Associate network net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S.	60%	68%	61%	70%
Canada	18	18	19	18
Southeast Asia	22	14	20	12
	100%	100%	100%	100%

The increase in sales in Southeast Asia is attributable to the opening of branch operations in Taiwan on October 1, 2011. Although we are unable to quantify the amount, we believe that certain sales made in the U.S. in the first six months of 2011 were made to Associates with business relationships in Southeast Asia and that products initially shipped to U.S. addresses were then re-shipped by the Associates to the Southeast Asia region. We believe that this practice was much less prevalent in the first six months of 2012 with the opening of the Taiwan branch, and as Associates in NFR markets have become more familiar with our NFR program.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors. These wholesalers supply various health care providers such as hospitals, nursing homes, clinics and pharmacies. In some cases, wholesalers maintain their own sales forces to market products that they supply, which include our products.

This segment's largest customer, a medical/surgical dealer, accounted for 58% and 61% of Medical Products net sales during the six months ended June 30, 2012 and 2011. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products supplied by the Company, it has negatively affected the Company's sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that was owed by this dealer, and it has continued to fill this dealer's post-petition purchase orders.

On May 29, 2012, the Bankruptcy Court entered an order approving a Stipulated Motion of the dealer which directed the dealer to pay the Company for products that were shipped during the 20 day period immediately preceding the petition date. The accounts receivable owed by this dealer related to these shipments was approximately $195,000. The order directed the dealer to repay the Company in six equal installments of approximately $32,500, commencing on July 1, 2012. The first of these payments was received by the Company as ordered by the bankruptcy court.

The accounts receivable balance as of July 26, 2012 was approximately $690,000. While the Company believes that the amounts due from this dealer will be collected in full, it intends to monitor these proceedings as they progress in order to appropriately assess and enforce its rights in this matter.

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

Management believes that there have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.2	46.8	47.8	48.0
Gross profit	52.8	53.2	52.2	52.0
Operating expenses:
General and administrative	36.2	31.1	37.2	31.6
Distributor commissions	13.5	19.9	13.1	16.6
Depreciation and amortization	1.9	1.4	2.0	1.5
Total operating expenses	51.6	52.4	52.3	49.7
Operating profit (loss)	1.2	0.8	(0.1)	2.3
Interest expense	0.5	0.5	0.5	0.5
Earnings (loss) before income taxes	0.7	0.3	(0.6)	1.8
Provision (benefit) for income taxes	0.3	0.1	(0.2)	0.7
Net earnings (loss)	0.4%	0.2%	(0.4)%	1.1%

Quarter ended June 30, 2012 compared with quarter ended June 30, 2011 ($000’s except per share amounts)

Net sales. Net sales for the quarter ended June 30, 2012 were $6,549 compared with net sales for the same period in 2011 of $7,494, a decrease of $945, or 13%. This decrease resulted from a $971 decrease in net sales of Nutritional Products, partially offset by a $26 increase in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our Associate network of $704, and a decrease in sales to our licensees of $267.

Associate Network.  Net sales to our Associate network decreased approximately $704, or 26%, during the second quarter of 2012 primarily due to sales generated by certain marketing and sales initiatives conducted during the second quarter of 2011 that were not repeated in 2012. This sales decline is more fully described above under the section "Overview - Associate Network."

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $331, or 11%, during the second quarter of 2012. We attribute this decline primarily to decreased in-territory sales demand, as well as logistical considerations affecting the timing of shipments to CCI. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Medical products.  The increase in net sales of Medical Products resulted from increased sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market. Sales increased $32 during the second quarter of 2012 compared to the second quarter of 2011.  Sales to this distributor in the second quarter of 2012 were approximately $1,110, or 55% of Medical Products net sales. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection as described above under the section "Overview - Medical Products."

Cost of sales.  Cost of sales for the quarter ended June 30, 2012 was $3,094 compared with cost of sales in the second quarter of 2011 of $3,509, a decrease of $415, or 12%. As a percentage of net sales, cost of sales was approximately 47% in the second quarter of 2012 and 2011.

General and administrative. General and administrative expenses for the quarter ended June 30, 2012 were $2,370 compared with expenses in the second quarter of 2011 of $2,330, an increase of $40, or 2%. The increase was attributable additional expenses of approximately $146 for the operation of the Taiwan branch, which opened in October 2011, and increased costs of approximately

$77 for product testing, which were partially offset by lower payroll and benefits expense of approximately $120 and proceeds from the licensing of a trademark of $70. As a percentage of net sales, general and administrative expenses increased to 36% in the quarter ended June 30, 2012 from 31% in the quarter ended June 30, 2011. This percentage increase is primarily due to deleveraging as a result of the sales decrease during this period.

Distributor commissions. Distributor commissions were $886 for the quarter ended June 30, 2012 compared with $1,489 in the second quarter of 2011, a decrease of $603, or 40%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, decreased to approximately 44% in the second quarter of 2012 compared to 56% in the same period in 2011.  This decrease was primarily attributable to certain changes to our Associate compensation plan implemented in the first quarter of 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 14% and 20% in the quarters ended June 30, 2012 and 2011, respectively.

Income taxes.  We recorded a provision for income taxes of $21 and $5 during the quarters ended June 30, 2012 and 2011, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings.  As a result of the factors described above, net earnings for the quarter ended June 30, 2012 were $23, or $0.00 per share, compared with net earnings in the second quarter of 2011 of $17, or $0.00 per share.

Six months ended June 30, 2012 compared with six months ended June 30, 2011 ($000’s except per share amounts)

Net sales. Net sales for the six months ended June 30, 2012 were $12,617 compared with net sales for the same period in 2011 of $14,032, a decrease of $1,415, or 10%. This decrease resulted from a $1,165 decrease in net sales of Nutritional Products and a $250 decrease in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our Associate network of $641 and a decrease in sales to our licensees of $524.

Associate Network.  Net sales to our Associate network decreased approximately $641, or 15%, during the six months ended June 30, 2012 primarily due to sales generated by certain marketing and sales initiatives conducted during the second quarter of 2011 that were not repeated in 2012. This sales decline is more fully described above under the section "Overview - Associate Network."

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $652, or 11%, during the six months ended June 30, 2012. We attribute this decline primarily to decreased in-territory demand, as well as logistical considerations affecting the timing of shipments to CCI. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Medical products.  The decline in net sales of Medical Products resulted from decreased sales to the largest customer in this segment.   Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, decreased $248 during the six months ended June 30, 2012 compared to the same period in 2011.  Sales to this distributor in the six months ended June 30, 2012 were approximately $1,900, or 58% of Medical Products net sales. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection as described above under the section "Overview - Medical Products."

Cost of sales.  Cost of sales for the six months ended June 30, 2012 was $6,033 compared with cost of sales in the same period in 2011 of $6,731, a decrease of $698, or 10%. As a percentage of net sales, cost of sales was approximately 48% in the six months ended June 30, 2012 and 2011.

General and administrative. General and administrative expenses for the six months ended June 30, 2012 were $4,690 compared with expenses in the first six months of 2011 of $4,440, an increase of $250 or 6%. The increase was primarily attributable to additional expenses of approximately $264 for the operation of the Taiwan branch which opened in October 2011, and increased costs of approximately $228 for product testing, which were partially offset by lower payroll and benefits expense of approximately $124 and proceeds from the licensing of a trademark of $70. As a percentage of net sales, general and administrative expenses were 37% and 32% in the six months ended June 30, 2012 and 2011, respectively. This percentage increase is attributable to the increased costs associated with the operation of the Taiwan branch and product testing, as well as deleveraging as a result of the sales decrease during this period.

Distributor commissions. Distributor commissions were $1,659 for the six months ended June 30, 2012 compared with $2,323 in the first six months of 2011, a decrease of $664, or 29%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales exclusive of rebates, which are recorded as a reduction of sales, decreased to approximately 44% in the first six months of 2012 compared to 52% in the same period in 2011.  This decrease was primarily attributable to certain changes to our Associate compensation plan implemented in the first quarter of 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 13% and 17% in the six months ended June 30, 2012 and 2011, respectively.

Income taxes.  We recorded a benefit for income taxes of $26 during the six months ended June 30, 2012, and a provision for income taxes of $87 during the six months ended June 30, 2011, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings (loss).  As a result of the factors described above, the net loss for the six months ended June 30, 2012 was $50, or $0.00 per share, compared with net earnings in the first six months of 2011 of $160, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first six months of 2012, we had a net decrease in cash of $695 compared with a net increase in cash of $1,394 in the first six months of 2011.  At June 30, 2012, we had working capital of $5,599, a $31 increase from working capital at December 31, 2011 of $5,568.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first six months of 2012, our operating activities used cash flow of $526.  In the first six months of 2011, our operating activities provided cash flow of $1,561.  The decline in operating cash flow of $2,087 was primarily due to an increase in deferred revenues in 2011 of $1,083 that did not recur in 2012, an increase in accounts payable and accrued liabilities of $720 in 2011 that did not recur in 2012, and an increase in accounts receivable in 2012 which primarily relates to the Medical Products dealer that filed for bankruptcy protection on February 24, 2012, as described above in the section "Overview - Medical Products." These were partially offset by an increase in inventory in 2011 which did not recur in 2012. In the first six months of 2012, net earnings (loss) adjusted for non-cash activities, which includes depreciation and amortization, stock-based compensation and deferred income taxes, provided cash flows of $214 compared with $424 in the first six months of 2011.

Investing activities. During the first six months of 2012, we used cash of $70 to purchase property and equipment.

Financing activities. The only financing activity during the first six months of 2012 was the repayment of long-term debt in the amount of $89.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada and Taiwan that accounted for 10% of net sales during the first six months of 2012 and 6% of net sales in 2011.  Sales transactions in Southeast Asian markets other than Taiwan are denominated in U.S. dollars.

We advance funds to and from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $762,000 and $953,000 to our Canadian operations and Taiwan operations, respectively, at June 30, 2012, a 10% adverse change in the currency rates would reduce earnings before income taxes by approximately $171,500.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer, which accounted for $1,900,000 and $2,148,000 of the Company's sales during the six months ended June 30, 2012 and 2011, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products supplied by the Company, it has negatively affected the Company's sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which agreement provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that was owed by this dealer, and it has continued to fill this dealer's post-petition purchase orders.

On May 29, 2012, the Bankruptcy Court entered an order approving a Stipulated Motion of the dealer which directed the dealer to pay the Company for products that were shipped during the 20 day period immediately preceding the petition date. The accounts receivable owed by this dealer related to these shipments was approximately $195,000. The order directed the dealer to repay the Company in six equal installments of approximately $32,500, commencing on July 1, 2012. The first of these payments was received by the Company as ordered by the bankruptcy court.

The accounts receivable balance as of July 26, 2012 was approximately $690,000. While the Company believes that the amounts due from this dealer will be collected in full, it intends to monitor these proceedings as they progress in order to appropriately assess and enforce its rights in this matter.

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

RBC Life Sciences, Inc.
Registrant

August 13, 2012	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

August 13, 2012	By:	/s/ Richard S. Jablonski
Date	Its:	Vice President - Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith