Form 10-Q
period 2012-09-30
RBC LIFE SCIENCES, INC.
filed 2012-11-08
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.001 par value per share	22,228,834 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,916,844	$3,858,544
Accounts receivable, net of allowance for doubtful accounts of $30,137 and $29,361, respectively	885,698	585,593
Inventories	5,564,748	6,448,934
Deferred income taxes	402,824	460,868
Prepaid expenses and other current assets	936,964	623,288
Total current assets	10,707,078	11,977,227
Property and equipment, net	4,203,483	4,486,771
Goodwill, net	2,304,706	2,286,859
Intangible assets, net	45,426	49,894
Other assets	30,220	24,995
	$17,290,913	$18,825,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,526,614	$2,170,690
Accrued liabilities	1,213,397	1,065,840
Current maturities of long-term obligations	192,916	182,056
Deferred revenue	2,510,413	2,990,333
Total current liabilities	5,443,340	6,408,919
Long-term obligations, less current maturities	1,399,424	1,545,499
Deferred income taxes	949,996	1,007,977
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at September 30, 2012 and December 31, 2011	22,229	22,229
Additional paid-in capital	13,678,505	13,650,414
Accumulated deficit	(4,325,876)	(3,952,842)
Accumulated other comprehensive income	123,295	143,550
	9,498,153	9,863,351
	$17,290,913	$18,825,746

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$6,713,068	$7,060,839	$19,330,438	$21,092,790
Cost of sales	3,641,838	3,743,127	9,675,295	10,474,095
Gross profit	3,071,230	3,317,712	9,655,143	10,618,695
Operating expenses:
General and administrative	2,701,482	2,653,793	7,391,313	7,094,147
Distributor commissions	777,602	1,039,385	2,436,765	3,362,867
Depreciation and amortization	117,438	110,901	363,618	329,169
Total operating expenses	3,596,522	3,804,079	10,191,696	10,786,183
Operating loss	(525,292)	(486,367)	(536,553)	(167,488)
Interest expense	31,149	34,587	96,085	106,202
Loss before income taxes	(556,441)	(520,954)	(632,638)	(273,690)
Benefit for income taxes	(233,225)	(231,104)	(259,604)	(144,204)
Net loss	(323,216)	(289,850)	(373,034)	(129,486)

Other comprehensive income (loss):
Foreign currency translation adjustment	(13,293)	10,980	(20,255)	8,111
Comprehensive loss	$(336,509)	$(278,870)	$(393,289)	$(121,375)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic	22,228,834	22,228,834	22,228,834	22,228,834
Diluted	22,228,834	22,228,834	22,228,834	22,228,834

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(373,034)	$(129,486)
Adjustment for non-cash items:
Depreciation and amortization	414,594	379,909
Stock-based compensation	28,092	32,170
Deferred income taxes	2,003	(54,414)
(Gain) loss on disposition of equipment	—	(4,969)
Change in operating assets and liabilities:
Accounts receivable	(300,045)	(49,268)
Inventories	892,329	(1,452,945)
Prepaid expenses and other current assets	(310,789)	(20,467)
Other assets	(4,385)	(21,335)
Accounts payable and accrued liabilities	(460,122)	616,095
Deferred revenue	(479,984)	1,372,568
Net cash provided by (used in) operating activities	(591,341)	667,858
Cash flows from investing activities:
Purchase of property and equipment	(169,885)	(102,781)
Proceeds from sale of equipment	—	4,969
Net cash used in investing activities	(169,885)	(97,812)
Cash flows from financing activities:
Payments of long-term obligations	(135,060)	(125,163)
Net cash used in financing activities	(135,060)	(125,163)
Effect of exchange rate changes on cash flows	(45,414)	55,428
Net increase (decrease) in cash and cash equivalents	(941,700)	500,311
Cash and cash equivalents, beginning of period	3,858,544	4,220,152
Cash and cash equivalents, end of period	$2,916,844	$4,720,463

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

RBC also markets its Nutritional Products in certain international markets through license arrangements.  The licensees are third parties who are granted exclusive rights to distribute RBC products in their respective territories and, for the most part, distribute these products through an independent Associate network in the licensed territory.  Under these arrangements, the independent Associate network in a licensed territory is compensated by the licensee.

In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) under the MPM Medical brand name through a U.S. subsidiary.  Medical Products are distributed primarily in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds in the acute care, long-term care and oncology markets.

Note C – Inventories:

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials and bulk products	$172,738	$373,409
Packaging materials	364,547	346,844
Finished goods	5,027,463	5,728,681
	$5,564,748	$6,448,934

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	September 30, 2012	December 31, 2011
Advance payment to suppliers	$223,349	$290,373
Prepaid income taxes	249,346	76,557
Certificates of deposit - restricted	86,411	83,598
Prepaid insurance and other	377,858	172,760
	$936,964	$623,288

At September 30, 2012 and December 31, 2011, the Company held certificates of deposit in the amounts of approximately $86,000 and $84,000, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	September 30, 2012	December 31, 2011
Building and improvements	$3,523,428	$3,523,428
Computer software and office equipment	2,443,574	2,381,345
Warehouse equipment	234,625	235,632
Automotive equipment	14,717	14,717
	6,216,344	6,155,122
Less – accumulated depreciation	(3,154,034)	(2,809,524)
	3,062,310	3,345,598
Land	1,141,173	1,141,173
	$4,203,483	$4,486,771

Depreciation expense totaled approximately $133,700 and $125,300 for the quarters ended September 30, 2012 and 2011, respectively, and $410,100 and $375,400 for the nine months ended September 30, 2012 and 2011, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2011	$3,413,527	$(1,126,668)
Currency translation adjustment	34,826	(16,979)
Balance, September 30, 2012	$3,448,353	$(1,143,647)

Other intangible assets consist of the following:

		September 30, 2012		December 31, 2011
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(58,798)	$99,100	$(54,834)
Other	19	12,600	(7,476)	12,600	(6,972)
		$111,700	$(66,274)	$111,700	$(61,806)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended September 30, 2012 and 2011 and $4,500 for the nine months ended September 30, 2012 and 2011.  The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2012 is as follows:

Remainder of 2012	$1,490
2013	5,957
2014	5,957
2015	5,957
2016	5,957
Thereafter	20,108
$45,426

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
Distributor commissions	$420,031	$511,360
Salaries and wages	582,393	485,927
Sales and property taxes	90,552	31,923
Interest	10,284	11,157
Other	110,137	25,473
	$1,213,397	$1,065,840

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	September 30, 2012	December 31, 2011
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,592,340	$1,727,555
Less – current maturities	(192,916)	(182,056)
	$1,399,424	$1,545,499

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At September 30, 2012, the fair value of fixed-rate long-term debt was approximately $1,776,000, which was $184,000 above the carrying value of approximately $1,592,000.  At December 31, 2011, the fair value of fixed-rate long-term debt was approximately $1,931,000, which was $203,000 above the carrying value of approximately $1,728,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $10,400 and $10,600 for the quarters ended September 30, 2012 and 2011, respectively, and $28,100 and $32,200 for the nine months ended September 30, 2012 and 2011, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(1)	(1)
Weighted average expected life (years)	—	—	6.0	8.4
Risk-free interest rate	—%	—%	0.96%	3.32%
Expected volatility	—%	—%	310.09%	96.23%
Expected dividend yield	—%	—%	—%	—%
__________________
(1) There were no option grants during this period.

A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	1,190,570	$0.33
Granted	100,000	0.25
Exercised	—	—
Forfeited/canceled	(420,150)	0.16
Outstanding on September 30, 2012	870,420	$0.30	4.5	$14,010
Exercisable on September 30, 2012	604,330	$0.37	3.7	$13,885

A summary of the status of the Company's non-vested stock options as of September 30, 2012 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2011	179,910	$0.37
Non-vested stock options granted	100,000	0.25
Vested stock options	—	—
Forfeited stock options	(13,820)	0.59
Non-vested stock options at September 30, 2012	266,090	0.36

As of September 30, 2012, there was approximately $64,700 of total unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this structure, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the "RBC Life" brand name through subsidiaries in the U.S. and Canada and branch operations in Taiwan.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the U.S., Canada and Southeast Asia, and by licensees in other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of over 40 wound care products under the MPM Medical brand name through a U.S. subsidiary operating primarily in the U.S.  These wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

The Company evaluates the performance of its segments primarily based on operating profit.  All intercompany transactions have been eliminated, and intersegment revenues are not significant.  In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended September 30, 2012
Net sales	$5,300	$1,413	$6,713
Depreciation and amortization	117	19	136
Operating loss	(443)	(83)	(525)
Capital expenditures	100	—	100
Total assets	14,462	2,829	17,291
Quarter Ended September 30, 2011
Net sales	$5,376	$1,685	$7,061
Depreciation and amortization	110	17	127
Operating loss	(464)	(22)	(486)
Capital expenditures	38	—	38
Total assets	17,576	2,556	20,132
Nine Months Ended September 30, 2012
Net sales	$14,652	$4,678	$19,330
Depreciation and amortization	356	59	415
Operating profit (loss)	(649)	112	(537)
Capital expenditures	170	—	170
Total assets	14,462	2,829	17,291
Nine Months Ended September 30, 2011
Net sales	$15,893	$5,200	$21,093
Depreciation and amortization	327	53	380
Operating profit (loss)	(292)	125	(167)
Capital expenditures	103	—	103
Total assets	17,576	2,556	20,132

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,423	$6,226	$3,332	$6,226
Russia/Eastern Europe	3,332	—	3,087	—
Canada	339	521	425	521
Southeast Asia	565	60	189	60
All others	54	—	28	—
Totals	$6,713	$6,807	$7,061	$6,807

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$7,970	$6,226	$9,864	$6,226
Russia/Eastern Europe	8,717	—	9,124	—
Canada	1,072	521	1,229	521
Southeast Asia	1,304	60	716	60
All others	267	—	160	—
Totals	$19,330	$6,807	$21,093	$6,807

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $3,332,000 and $3,087,000 during the quarters ended September 30, 2012 and 2011, respectively, and $8,717,000 and $9,124,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $612,000 and $961,000 during the quarters ended September 30, 2012 and 2011, respectively, and $2,512,000 and $3,109,000 for the nine months ended September 30, 2012 and 2011, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or nine months ended September 30, 2012 and 2011.

Note K – Loss Per Share:

Summarized basic and diluted loss per common share were calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Quarter Ended September 30, 2012
Basic loss per common share	$(323,216)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(323,216)	22,228,834	$(0.01)
Quarter Ended September 30, 2011
Basic loss per common share	$(289,850)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(289,850)	22,228,834	$(0.01)
Nine Months Ended September 30, 2012
Basic loss per common share	$(373,034)	22,228,834	$(0.02)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(373,034)	22,228,834	$(0.02)
Nine Months Ended September 30, 2011
Basic loss per common share	$(129,486)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(129,486)	22,228,834	$(0.01)

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 1,073,585 and 1,167,000 for the quarters ended September 30, 2012 and 2011, respectively, and 1,030,495 and 1,167,000 for the nine months ended September 30, 2012 and 2011, respectively.

Note L – Legal Proceedings:

On February 24, 2012, a medical/surgical dealer, which accounted for $2,512,000 and $3,109,000 of the Company's sales during the nine months ended September 30, 2012 and 2011, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products supplied by the Company, it has negatively affected the Company's sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which agreement provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that were owed by this dealer, and it has continued to satisfy this dealer's post-petition purchase orders. The "standstill" agreement between the dealer and Medicare expired on October 31, 2012.

On May 29, 2012, the Bankruptcy Court entered an order approving a Stipulated Motion of the dealer which directed the dealer to pay the Company for products that were shipped during the 20-day period immediately preceding the petition date. The accounts receivable owed by this dealer related to these shipments were approximately $195,000. The order directed the dealer to repay the Company in six equal installments of approximately $32,500, commencing on July 1, 2012. These payments have been received by the Company as ordered by the bankruptcy court.

The accounts receivable balance due from this dealer as of October 31, 2012 was approximately $615,000. While the Company believes that the amounts owed by this dealer to the Company will be collected in full, it intends to monitor these proceedings in order to appropriately assess and enforce its rights in this matter.

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

•
Through the Medical Products segment, we distribute wound care products.  These products are distributed mainly in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,386	50%	$3,105	44%
Associate network	1,914	29%	2,271	32%
	5,300	79%	5,376	76%
Medical Products	1,413	21%	1,685	24%
	$6,713	100%	$7,061	100%

	Nine Months Ended September 30,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$8,972	47%	$9,215	44%
Associate network	5,680	29%	6,678	32%
	14,652	76%	15,893	76%
Medical Products	4,678	24%	5,200	24%
	$19,330	100%	$21,093	100%

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

Our principal licensee is CCI, which accounted for 97% and 99% of licensee net sales in the nine months ended September 30, 2012 and 2011, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, as well as a number of other logistical considerations.

Net sales in this channel decreased $243,000, or 3%, during the nine months ended September 30, 2012 compared with the same period in 2011.   Net sales to CCI decreased $407,000, or 4%, for the nine months ended September 30, 2012 compared to the same period in 2011.  We attribute this decline primarily to fluctuating in-territory demand, as well as logistical considerations affecting the timing of shipments to CCI. Reduced in-territory demand may result in a disproportionate reduction of sales to CCI as CCI adjusts its inventory to a level commensurate with expected future sales. The backlog related to CCI’s account was $3,671,000 at September 30, 2012 compared to $6,545,000 at September 30, 2011.

Associate Network.  Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is generally dependent upon the sponsorship of new Associates and retention of existing Associates.  Net sales through the Associate network channel decreased approximately 15% during the first nine months of 2012 compared to the same period in 2011.  The decrease in sales during this period was the result of fewer new Associates recruited, which was partially offset by an increase in the number of existing Associates who purchased. The decrease in recruits was primarily due to certain marketing and sales initiatives conducted during the first nine months of 2011 that were not repeated in 2012. During the second quarter of 2011, we launched a new product, Stem KineTM, and offered special price discounts on the purchase of Stem Kine in connection with the product launch. Stem Kine is a dietary supplement that has been shown in published human clinical studies to nutritionally enable bone marrow and other tissues to increase their production of stem cells, which form the natural repair and renewal system of the body. In addition, we offered a high-commission entry pack program that attracted a large number of new Associates to join the Company. Existing Associates heavily promoted sales of this entry pack in 2011 as they sought to win a Company-sponsored sales contest and take advantage of the high commissions associated with this transaction. Although these initiatives generated a significant amount of incremental sales in 2011, they did not provide a commensurate increase in operating profits. Because of these results, these initiatives were not repeated in 2012.

The following table sets forth the Associate network net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S.	52%	73%	58%	71%
Canada	18	19	19	18
Southeast Asia	30	8	23	11
	100%	100%	100%	100%

The increase in sales in Southeast Asia is attributable to the opening of branch operations in Taiwan on October 1, 2011. Although we are unable to quantify the amount, we believe that certain sales made in the U.S. in the first nine months of 2011 were made to Associates with business relationships in Southeast Asia and that products initially shipped to U.S. addresses were then re-shipped by the Associates to the Southeast Asia region. We believe that this practice was much less prevalent in the first nine months of 2012 with the opening of the Taiwan branch, and as Associates in NFR markets have become more familiar with our NFR program.

Medical Products. We sell Medical Products primarily in the U.S. to wholesalers such as medical/surgical dealers and pharmaceutical distributors and directly to various health care providers such as hospitals, nursing homes, clinics and pharmacies through our own sales representatives. In some cases, wholesalers and distributors maintain their own sales forces to market products that they supply, which include our products.

This segment's largest customer, a medical/surgical dealer, accounted for 54% and 60% of Medical Products net sales during the nine months ended September 30, 2012 and 2011. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products supplied by the Company, it has negatively affected the Company's sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that were owed by this dealer, and it has continued to satisfy this dealer's post-petition purchase orders. The "standstill" agreement between the dealer and Medicare expired on October 31, 2012.

On May 29, 2012, the Bankruptcy Court entered an order approving a Stipulated Motion of the dealer which directed the dealer to pay the Company for products that were shipped during the 20-day period immediately preceding the petition date. The accounts receivable owed by this dealer related to these shipments were approximately $195,000. The order directed the dealer to repay the Company in six equal installments of approximately $32,500, commencing on July 1, 2012. These payments have been received by the Company as ordered by the bankruptcy court.

The accounts receivable balance due from this dealer as of October 31, 2012 were approximately $615,000. While the Company believes that the amounts owed by this dealer to the Company will be collected in full, it intends to monitor these proceedings in order to appropriately assess and enforce its rights in this matter.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.2	53.0	50.1	49.7
Gross profit	45.8	47.0	49.9	50.3
Operating expenses:
General and administrative	40.2	37.6	38.2	33.6
Distributor commissions	11.6	14.7	12.6	15.9
Depreciation and amortization	1.7	1.6	1.9	1.6
Total operating expenses	53.5	53.9	52.7	51.1
Operating loss	(7.7)	(6.9)	(2.8)	(0.8)
Interest expense	0.5	0.5	0.5	0.5
Loss before income taxes	(8.2)	(7.4)	(3.3)	(1.3)
Benefit for income taxes	(3.5)	(3.3)	(1.3)	(0.7)
Net loss	(4.7)%	(4.1)%	(2.0)%	(0.6)%

Quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 ($000’s except per share amounts)

Net sales. Net sales for the quarter ended September 30, 2012 were $6,713 compared with net sales for the same period in 2011 of $7,061, a decrease of $348, or 5%. This decrease resulted from a $272 decrease in net sales of Medical Products and a $76 decrease in net sales of Nutritional Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our Associate network of $357, and an increase in sales to our licensees of $281.

Associate Network.  Net sales to our Associate network decreased approximately $357, or 16%, during the third quarter of 2012. The decrease in sales during this period was the result of fewer new Associates recruited, which was partially offset by an increase in the number of existing Associates who purchased. Certain marketing and sales initiatives that were conducted in 2011 which impacted the third quarter were not repeated in 2012.

Licensees.  Net sales to our licensees increased as a result of increased shipments to CCI; sales to CCI increased $245, or 8%, during the third quarter of 2012. We attribute this increase to in-territory sales demand as well as logistical considerations affecting the timing of shipments to CCI. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Medical products.  The decrease in net sales of Medical Products resulted from decreased sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market. Sales to this customer decreased $349 during the third quarter of 2012 compared to the third quarter of 2011.  Sales to this dealer in the third quarter of 2012 were approximately $612, or 43% of Medical Products net sales. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection as described above under the section "Overview - Medical Products."

Cost of sales.  Cost of sales for the quarter ended September 30, 2012 was $3,642 compared with $3,743 in the third quarter of 2011, a decrease of $101, or 3%. As a percentage of net sales, cost of sales was approximately 54% and 53% in the third quarter of 2012 and 2011, respectively. The increased percentage is primarily attributable to a shift in sales mix toward licensee sales and away from lower costs associated with our Associate network sales.

General and administrative. General and administrative expenses for the quarter ended September 30, 2012 were $2,701 compared with expenses in the third quarter of 2011 of $2,654, an increase of $47, or 2%. The increase was largely due to additional payroll and benefits of $132 related to the reorganization of the US and Canadian operations, additional marketing costs of $29 related to the opening of our Taiwan operation in 2011 and additional US promotional efforts and additional software costs of $22 related to a system upgrade. These additional costs were partially offset by favorability related to foreign currency translation adjustments of $137. As a percentage of net sales, general and administrative expenses increased to 40% in the quarter ended September 30, 2012 from 38% in the quarter ended September 30, 2011. This percentage increase is primarily due to deleveraging as a result of the sales decrease during this period, as well as the increased costs referenced above.

Distributor commissions. Distributor commissions were $778 for the quarter ended September 30, 2012 compared with $1,039 in the third quarter of 2011, a decrease of $261, or 25%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates which are recorded as a reduction of sales), decreased to approximately 40% in the third quarter of 2012 compared to 50% in the same period in 2011.  This decrease was primarily attributable to certain changes to our Associate compensation plan implemented in the first quarter of 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 12% and 15% in the quarters ended September 30, 2012 and 2011, respectively.

Income taxes.  We recorded an income tax benefit of $233 and $231 during the quarters ended September 30, 2012 and 2011, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended September 30, 2012 was $323, or $0.01 per share, compared with a net loss in the third quarter of 2011 of $290, or $0.01 per share.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011 ($000’s except per share amounts)

Net sales. Net sales for the nine months ended September 30, 2012 were $19,330 compared with net sales for the same period in 2011 of $21,093, a decrease of $1,763, or 8%. This decrease resulted from a $1,241 decrease in net sales of Nutritional Products and a $522 decrease in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our Associate network of $998 and a decrease in sales to our licensees of $243.

Associate Network.  Net sales to our Associate network decreased approximately $998, or 15%, during the nine months ended September 30, 2012. The decrease in sales during this period was the result of fewer new Associates recruited, which was partially offset by an increase in the number of existing Associates who purchased. Certain marketing and sales initiatives that were conducted during 2011 were not repeated in 2012.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $407, or 4%, during the nine months ended September 30, 2012. We attribute this decline primarily to fluctuating in-territory demand, as well as logistical considerations affecting the timing of shipments to CCI. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

Medical products.  The decline in net sales of Medical Products resulted from decreased sales to the largest customer in this segment.   Sales to this customer decreased $597 during the nine months ended September 30, 2012 compared to the same period in 2011.  Sales to this distributor in the nine months ended September 30, 2012 were approximately $2,512, or 54% of Medical Products net sales. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection as described above under the section "Overview - Medical Products."

Cost of sales.  Cost of sales for the nine months ended September 30, 2012 was $9,675 compared with cost of sales in the same period in 2011 of $10,474, a decrease of $799, or 8%. As a percentage of net sales, cost of sales was approximately 50% in the nine months ended September 30, 2012 and 2011.

General and administrative. General and administrative expenses for the nine months ended September 30, 2012 were $7,391 compared with expenses in the first nine months of 2011 of $7,094, an increase of $297 or 4%. The increase was attributable to additional expenses of approximately $282 for the operation of the Taiwan branch which opened in October 2011, increased costs for product testing of $238, and additional contract labor costs of $117. These costs were partially offset by reduced legal and professional fees of $78, proceeds from the sale of a trademark of $70, reduced travel of $40 and a favorable foreign currency translation adjustment of $115. As a percentage of net sales, general and administrative expenses were 38% and 34% in the nine months ended September 30, 2012 and 2011, respectively. This percentage increase is attributable to the increased costs identified above, as well as deleveraging as a result of the sales decrease during this period.

Distributor commissions. Distributor commissions were $2,437 for the nine months ended September 30, 2012 compared with $3,363 in the first nine months of 2011, a decrease of $926, or 28%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates which are recorded as a reduction of sales), decreased to approximately 42% in the first nine months of 2012 compared to 51% in the same period in 2011.  This decrease was primarily attributable to certain changes to our Associate compensation plan implemented in the first quarter of 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 13% and 16% in the nine months ended September 30, 2012 and 2011, respectively.

Income taxes.  We recorded an income tax benefit of $260 during the nine months ended September 30, 2012, and a benefit of $144 during the nine months ended September 30, 2011, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the nine months ended September 30, 2012 was $373, or $0.02 per share, compared with a net loss in the first nine months of 2011 of $129, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first nine months of 2012, we had a net decrease in cash of $942 compared with a net increase in cash of $500 in the first nine months of 2011.  At September 30, 2012, we had working capital of $5,264, a $304 decrease from working capital at December 31, 2011 of $5,568.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first nine months of 2012, our operating activities used cash flow of $591.  In the first nine months of 2011, our operating activities provided cash flow of $668.  The decline in operating cash flow of $1,259 was primarily due to a reduction in deferred revenues in 2012 of $480 compared to an increase in 2011 of $1,373, as a result of fluctuations in ordering activity by CCI which resulted in a cash flow loss of $1,853. A decrease in accounts payable and accrued expenses in 2012 of $460 compared to an increase in the prior year of $616 contributed another $1,076 of cash flow loss. An increase in accounts receivable and a greater net loss in 2012 also contributed to the cash flow decline. These were partially offset by a reduction in inventory of $892 in 2012, compared to an increase of $1,452 in 2011.

Investing activities. During the first nine months of 2012, we used cash of $170 to purchase property and equipment.

Financing activities. The only financing activity during the first nine months of 2012 was the repayment of long-term debt in the amount of $135.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada and Taiwan that accounted for 11% of net sales during the first nine months of 2012 and 6% of net sales in 2011.  Sales transactions in Southeast Asian markets other than Taiwan are denominated in U.S. dollars.

We advance funds to and from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $725 and $1,038 to our Canadian operations and Taiwan operations, respectively, at September 30, 2012, a 10% adverse change in the currency rates would reduce earnings before income taxes by approximately $176.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer, which accounted for $2,512,000 and $3,109,000 of the Company's sales during the nine months ended September 30, 2012 and 2011, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. According to its bankruptcy petition, the dealer filed its petition as the most effective means of stabilizing its finances as it seeks to resolve a reimbursement guidelines dispute with Medicare. The dealer believes that Medicare is improperly withholding payments. While the reimbursement dispute does not involve products supplied by the Company, it has negatively affected the Company's sales to this dealer. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue. On March 9, 2012, the Bankruptcy Court approved a "standstill" agreement between the dealer and Medicare, which agreement provides that Medicare would pay the dealer for certain claims it was withholding and that it would process and pay certain additional claims while the parties attempted to resolve the issues underlying the dispute. In a press release issued by the dealer, the dealer indicated that this agreement would provide it with the cash it requires to continue operations in the ordinary course of business and service its customers without interruption. As of the date of the bankruptcy filing, the Company had approximately $436,000 in accounts receivable that were owed by this dealer, and it has continued to satisfy this dealer's post-petition purchase orders. The "standstill" agreement between the dealer and Medicare expired on October 31, 2012.

On May 29, 2012, the Bankruptcy Court entered an order approving a Stipulated Motion of the dealer which directed the dealer to pay the Company for products that were shipped during the 20-day period immediately preceding the petition date. The accounts receivable owed by this dealer related to these shipments were approximately $195,000. The order directed the dealer to repay the Company in six equal installments of approximately $32,500, commencing on July 1, 2012. These payments have been received by the Company as ordered by the bankruptcy court.

The accounts receivable balance due from this dealer as of October 31, 2012 was approximately $615,000. While the Company believes that the amounts owed by this dealer to the Company will be collected in full, it intends to monitor these proceedings in order to appropriately assess and enforce its rights in this matter.

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management.

ITEM 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2011 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has updated the following risk factor affecting our business.

Three of our products constitute a significant portion of our net sales, one of which is marketed under a license agreement with the product's developer.

Three of our Nutritional Products, Microhydrin, Microhydrin Plus and Stem-Kine, constitute a significant portion of our sales, accounting for approximately 17% of net sales during the first nine months of 2012. In addition, we do not own the marketing rights to one of these products, Stem-Kine, which was launched in May 2011. We market Stem-Kine under the terms of a license agreement with the product's developer. While this license agreement has a 20-year term, it is subject to termination at the option of the licensor if we fail in any year to meet the annual minimum purchase requirements set forth in the license agreement. There is no assurance that the minimum purchase requirement for the current measurement period will be achieved. If our marketing rights with respect to Stem-Kine are terminated, the demand for any of these products decreases significantly, government regulations restrict the sale of these products, we are unable to adequately source or deliver these products or we cease offering these products for any reason without a suitable replacement, then our financial condition and operating results would be adversely affected.

Except for the risk factor discussed above, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Reserved.

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Life Sciences, Inc.
Registrant

November 8, 2012	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

November 8, 2012	By:	/s/ Richard S. Jablonski
Date	Its:	Vice President - Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith