Form 10-Q/A
period 2012-06-30
RBC LIFE SCIENCES, INC.
filed 2013-03-08
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A (this "Amendment No. 1") is being filed by RBC Life Sciences, Inc. (the "Company") to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the "Report") that was filed with the Securities and Exchange Commission ("SEC") on August 13, 2012. For the reader's convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report except for those required to reflect the effects of the restatement of the Company's financial statements for the periods presented or as deemed necessary in connection with the completion of the Company's restated financial statements. Changes from the original Report to this Amendment No. 1 include: (i) amendments to the Company's financial statements in Item 1 to address the Company's accounting for the replacement of the roof of the Company's facility in Irving, Texas in 2012 and the application of insurance proceeds received as a result of a hailstorm that occurred in the prior year; (ii) amendments to Management's Discussion and Analysis in Item 2; and (iii) modifications of management's evaluation of the effectiveness of the Company's disclosure controls and procedures in Item 3. In addition, this Amendment No. 1 includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,163,611	$3,858,544
Accounts receivable, net of allowance for doubtful accounts of $30,137 and $29,361, respectively	961,579	585,593
Inventories	6,441,850	6,448,934
Deferred income taxes	455,493	460,868
Prepaid expenses and other current assets	937,304	623,288
Total current assets	11,959,837	11,977,227
Property and equipment, net	4,730,259	4,486,771
Goodwill, net	2,285,727	2,286,859
Intangible assets, net	46,915	49,894
Other assets	29,718	24,995
	$19,052,456	$18,825,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,141,077	$2,170,690
Accrued liabilities	1,064,898	1,065,840
Current maturities of long-term obligations	189,226	182,056
Deferred revenue	2,968,658	2,990,333
Total current liabilities	6,363,859	6,408,919
Long-term obligations, less current maturities	1,449,059	1,545,499
Deferred income taxes	1,118,551	1,007,977
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at June 30, 2012 and December 31, 2011	22,229	22,229
Additional paid-in capital	13,668,137	13,650,414
Accumulated deficit	(3,705,967)	(3,952,842)
Accumulated other comprehensive income	136,588	143,550
	10,120,987	9,863,351
	$19,052,456	$18,825,746

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Net sales	$6,548,991	$7,494,068	$12,617,370	$14,031,951
Cost of sales	3,093,862	3,509,250	6,033,457	6,730,968
Gross profit	3,455,129	3,984,818	6,583,913	7,300,983
Operating expenses:
General and administrative	2,359,885	2,330,339	4,679,830	4,440,354
Distributor commissions	886,006	1,488,918	1,659,164	2,323,482
Depreciation and amortization	126,991	108,225	249,708	218,268
Casualty Gain	(443,064)	—	(443,064)	—
Total operating expenses	2,929,818	3,927,482	6,145,638	6,982,104
Operating profit	525,311	57,336	438,275	318,879
Interest expense	32,034	35,406	64,936	71,615
Earnings before income taxes	493,277	21,930	373,339	247,264
Provision for income taxes	173,463	4,900	126,463	86,900
Net earnings	319,814	17,030	246,876	160,364

Other comprehensive income (loss):
Foreign currency translation adjustment	7,029	343	(6,962)	(2,869)
Comprehensive income	$326,843	$17,373	$239,914	$157,495

Net earnings per share:
Basic	$0.01	$0.00	$0.01	$0.01
Diluted	$0.01	$0.00	$0.01	$0.01

Weighted average common shares outstanding:
Basic	22,228,834	22,228,834	22,228,834	22,228,834
Diluted	22,272,490	22,548,108	22,272,490	22,547,168

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Restated)
Cash flows from operating activities:
Net earnings	$246,876	$160,364
Adjustment for non-cash items:
Depreciation and amortization	282,883	253,143
Stock-based compensation	17,723	21,615
Deferred income taxes	115,826	(11,414)
Casualty gain	(443,064)	—
Change in operating assets and liabilities:
Accounts receivable	(375,969)	(72,961)
Inventories	10,628	(202,699)
Prepaid expenses and other current assets	(314,161)	(369,832)
Other assets	(4,399)	(20,984)
Accounts payable and accrued liabilities	(31,172)	720,473
Deferred revenue	(21,541)	1,083,327
Net cash provided by (used in) operating activities	(516,370)	1,561,032
Cash flows from investing activities:
Purchase of property and equipment	(705,175)	(65,274)
Insurance proceeds	625,247	—
Net cash used in investing activities	(79,928)	(65,274)
Cash flows from financing activities:
Payments of long-term obligations	(89,270)	(82,634)
Net cash used in financing activities	(89,270)	(82,634)
Effect of exchange rate changes on cash flows	(9,365)	(19,055)
Net increase (decrease) in cash and cash equivalents	(694,933)	1,394,069
Cash and cash equivalents, beginning of period	3,858,544	4,220,152
Cash and cash equivalents, end of period	$3,163,611	$5,614,221

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), previously filed with the SEC.

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

The unaudited consolidated financial statements presented in this Amendment No. 1 restates the unaudited condensed consolidated financial statements of the Company contained in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2012.

On March 5, 2013, the Audit Committee of the Company's Board of Directors determined that the Company's previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 contained an error in accounting with respect to the replacement of the roof of the Company's facility in Irving, Texas in 2012 and the related application of insurance proceeds received as a result of a hailstorm that occurred in the prior year. As a result, the Audit Committee, in consultation with management and Lane Gorman Trubitt, PLLC., the Company's independent registered public accounting firm, concluded that the Company's unaudited financial statements included in the Form 10Q for the periods ended June 30, 2012 should no longer be relied upon and should be restated.
The Company's roof on its facility in Irving, Texas was severely damaged by a hailstorm in May 2011. The Company carried replacement cost insurance coverage, subject to a $10,000 deductible with respect to such roof. In November 2011, the insurance carrier agreed that the roof was an insured loss, and replacement of the roof would be reimbursed, subject to the deductible. The Company engaged a contractor, and the roof was replaced, with the work completed in April, 2012.
Because the existing roof was still serviceable on the date of the hailstorm, the Company believed that the replacement of the roof and reimbursement from the insurance company represented necessary maintenance, and did not represent the acquisition of a capital asset, nor did it materially change the expected useful life or the value of the building taken as a whole. Accordingly, the repair costs and offsetting insurance proceeds were reported in general and administrative expense on the Company's condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012.
Subsequently, in consultation with the Company's independent registered public accounting firm, the Company concluded that, pursuant to the provisions of ASC 605-40-25, the damage to the old roof represented an involuntary conversion of a non-monetary asset. Under ASC 605-40-25, to the extent that the cost of a non-monetary asset differs from the amount of monetary assets received, the transaction results in the realization of a gain or loss that shall be recognized. The correction of this error has resulted in the capitalization of the cost of the roof replacement on the Company's condensed consolidated balance sheet as of June 30, 2012. The correction also results in the recognition of a casualty gain on the Company's condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012, and reclassification of amounts presented on the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2012.

Restatements

The following table reflects the restatement for each line on the Company's condensed consolidated balance sheet as of June 30, 2012:

	As of June 30, 2012
	Original Balance	Adjustment	Restated Balance
Line Item
Property and equipment, net	$4,280,724	$449,535	$4,730,259
Total assets	18,602,921	449,535	19,052,456
Accrued liabilities	1,061,498	3,400	1,064,898
Total current liabilities	6,360,459	3,400	6,363,859
Deferred income taxes	969,109	149,442	1,118,551
Accumulated deficit	(4,002,660)	296,693	(3,705,967)
Total shareholders' equity	9,824,294	296,693	10,120,987
Total liabilities and shareholders' equity	18,602,921	449,535	19,052,456

The following table reflects the restatement for each line item on the Company's condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Original Balance	Adjustment	Restated Balance	Original Balance	Adjustment	Restated Balance
Line Item
General and administrative	$2,369,885	$(10,000)	$2,359,885	$4,689,830	$(10,000)	$4,679,830
Depreciation and amortization	123,463	3,528	126,991	246,180	3,528	249,708
Casualty gain	—	(443,064)	(443,064)	—	(443,064)	(443,064)
Total operating expenses	3,379,354	(449,536)	2,929,818	6,595,174	(449,536)	6,145,638
Operating profit (loss)	75,775	449,536	525,311	(11,261)	449,536	438,275
Earnings (loss) before income taxes	43,741	449,536	493,277	(76,197)	449,536	373,339
Provision (benefit) for income taxes	20,621	152,842	173,463	(26,379)	152,842	126,463
Net earnings (loss)	23,120	296,694	319,814	(49,818)	296,694	246,876
Comprehensive income (loss)	30,149	296,694	326,843	(56,780)	296,694	239,914

Net earnings per share:
Basic	$0.00	$0.01	$0.01	$0.00	$0.01	$0.01
Diluted	$0.00	$0.01	$0.01	$0.00	$0.01	$0.01

Weighted average common shares outstanding
Diluted	22,272,490	—	22,272,490	22,228,834	43,656	22,272,490

The following table reflects the restatement for each line item on the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2012:

	As of June 30, 2012
	Original Balance	Adjustment	Restated Balance
Net earnings (loss)	$(49,818)	$296,694	$246,876
Depreciation and amortization	279,355	3,528	282,883
Deferred income taxes	(33,616)	149,442	115,826
Casualty gain	—	(443,064)	(443,064)
Accounts payable and accrued liabilities	(34,572)	3,400	(31,172)
Net cash provided by (used in) operating activities	(526,370)	10,000	(516,370)
Purchase of property and equipment	(69,928)	(635,247)	(705,175)
Insurance proceeds	—	625,247	625,247
Net cash used in investing activities	(69,928)	(10,000)	(79,928)

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

At June 30, 2012 and December 31, 2011, the Company held certificates of deposit in the amounts of $83,419 and $83,598, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
	(restated)
Building and improvements	$3,812,693	$3,523,428
Computer software and office equipment	2,451,724	2,381,345
Warehouse equipment	235,632	235,632
Automotive equipment	14,717	14,717
	6,514,766	6,155,122
Less – accumulated depreciation	(2,925,680)	(2,809,524)
	3,589,086	3,345,598
Land	1,141,173	1,141,173
	$4,730,259	$4,486,771

Depreciation expense totaled approximately $142,000 and $124,300 for the quarters ended June 30, 2012 and 2011, respectively, and $279,900 and $250,100 for the six months ended June 30, 2012 and 2011, respectively.

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

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended June 30, 2012 and 2011 and $3,000 for the six months ended June 30, 2012 and 2011.  The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2012 is as follows:

Remainder of 2012	$2,979
2013	5,957
2014	5,957
2015	5,957
2016	5,957
Thereafter	20,108
$46,915

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
	(restated)
Distributor commissions	$500,434	$511,360
Salaries and wages	354,725	485,927
Sales and property taxes	60,002	31,923
Interest	10,580	11,157
Other	139,157	25,473
	$1,064,898	$1,065,840

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	June 30, 2012	December 31, 2011
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,638,285	$1,727,555
Less – current maturities	(189,226)	(182,056)
	$1,449,059	$1,545,499

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

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $8,800 and $11,200 for the quarters ended June 30, 2012 and 2011, respectively, and $17,700 and $21,600 for the six months ended June 30, 2012 and 2011, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended June 30, 2012 (restated)
Net sales	4,731	1,818	6,549
Depreciation and amortization	124	20	144
Operating profit (loss)	355	170	525
Capital expenditures	53	—	53
Total assets	16,298	2,754	19,052
Quarter Ended June 30, 2011
Net sales	5,702	1,792	7,494
Depreciation and amortization	108	18	126
Operating profit	14	43	57
Capital expenditures	32	—	32
Total assets	17,457	2,793	20,250
Six Months Ended June 30, 2012 (restated)
Net sales	9,352	3,265	12,617
Depreciation and amortization	243	40	283
Operating profit (loss)	243	195	438
Capital expenditures	705	—	705
Total assets	16,298	2,754	19,052
Six Months Ended June 30, 2011
Net sales	10,517	3,515	14,032
Depreciation and amortization	217	36	253
Operating profit	172	147	319
Capital expenditures	65	—	65
Total assets	17,457	2,793	20,250

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended June 30, 2012 (restated)		Quarter Ended June 30, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,995	$6,456	$3,573	$6,351
Russia/Eastern Europe	2,649	—	2,980	—
Canada	366	533	487	555
Southeast Asia	434	104	371	26
All others	104	—	82	—
Totals	$6,549	$7,093	$7,494	$6,932

	Six Months Ended June 30, 2012 (restated)		Six Months Ended June 30, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$5,548	$6,456	$6,531	$6,351
Russia/Eastern Europe	5,385	—	6,037	—
Canada	733	533	805	555
Southeast Asia	739	104	527	26
All others	213	—	132	—
Totals	$12,617	$7,093	$14,032	$6,932

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

Note K – Earnings Per Share:

Summarized basic and diluted earnings per common share were calculated as follows:

	Net Earnings	Weighted Average Shares	Per Share
Quarter Ended June 30, 2012 (restated)
Basic earnings per common share	$319,814	22,228,834	$0.01
Effect of dilutive stock options	—	43,656
Diluted earnings per common share	$319,814	22,272,490	$0.01
Quarter Ended June 30, 2011
Basic earnings per common share	$17,030	22,228,834	$0.00
Effect of dilutive stock options	—	319,274
Diluted earnings per common share	$17,030	22,548,108	$0.00
Six Months Ended June 30, 2012 (restated)
Basic earnings per common share	$246,876	22,228,834	$0.01
Effect of dilutive stock options	—	43,656
Diluted earnings per common share	$246,876	22,272,490	$0.01
Six Months Ended June 30, 2011
Basic earnings per common share	$160,364	22,228,834	$0.01
Effect of dilutive stock options	—	318,334
Diluted earnings per common share	$160,364	22,547,168	$0.01

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

Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$2,753	42%	$3,021	40%
Associate network	1,977	30%	2,681	36%
	4,731	72%	5,702	76%
Medical Products	1,818	28%	1,792	24%
	$6,549	100%	$7,494	100%

	Six Months Ended June 30,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$5,586	44%	$6,110	44%
Associate network	3,767	30%	4,407	31%
	9,352	74%	10,517	75%
Medical Products	3,265	26%	3,515	25%
	$12,617	100%	$14,032	100%

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

Net sales in this channel decreased $524,000, or 9%, during the six months ended June 30, 2012 compared with net sales for the same period in 2011 as a result of a decrease in net sales to CCI.  Net sales to CCI decreased $653,000, or 11%, for the six months ended June 30, 2012 compared to the same period in 2011.  We attribute this decline primarily to decreased in-territory demand, as well as logistical considerations affecting the timing of shipments to CCI. Reduced in-territory demand generally results in a disproportionate reduction of sales to CCI as CCI adjusts its inventory to a level commensurate with expected future sales. Backlog related to CCI’s account was $5,333,000 at June 30, 2012 compared to $7,687,000 at June 30, 2011.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(restated)		(restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.2	46.8	47.8	48.0
Gross profit	52.8	53.2	52.2	52.0
Operating expenses:
General and administrative	36.0	31.1	37.1	31.6
Distributor commissions	13.5	19.9	13.1	16.6
Depreciation and amortization	1.9	1.4	2.0	1.5
Casualty Gain	(6.7)	—	(3.5)	—
Total operating expenses	44.7	52.4	48.7	49.7
Operating profit (loss)	8.1	0.8	3.5	2.3
Interest expense	0.5	0.5	0.5	0.5
Earnings (loss) before income taxes	7.6	0.3	3.0	1.8
Provision (benefit) for income taxes	2.6	0.1	1.0	0.7
Net earnings (loss)	5.0%	0.2%	2.0%	1.1%

Quarter ended June 30, 2012 compared with quarter ended June 30, 2011 ($000’s except per share amounts)

Net sales. Net sales for the quarter ended June 30, 2012 were $6,549 compared with net sales for the same period in 2011 of $7,494, a decrease of $945, or 13%. This decrease resulted from a $972 decrease in net sales of Nutritional Products, partially offset by a $26 increase in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our Associate network of $703, and a decrease in sales to our licensees of $268.

Associate Network.  Net sales to our Associate network decreased approximately $703, or 26%, during the second quarter of 2012 primarily due to sales generated by certain marketing and sales initiatives conducted during the second quarter of 2011 that were not repeated in 2012. This sales decline is more fully described above under the section "Overview - Associate Network."

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

General and administrative. General and administrative expenses for the quarter ended June 30, 2012 were $2,360 compared with expenses in the second quarter of 2011 of $2,330, an increase of $30, or 1%. The increase was attributable additional expenses of approximately $146 for the operation of the Taiwan branch, which opened in October 2011, and increased costs of approximately $77 for product testing, which were partially offset by lower payroll and benefits expense of approximately $120 and proceeds from the licensing of a trademark of $70. As a percentage of net sales, general and administrative expenses increased to 36% in the quarter ended June 30, 2012 from 31% in the quarter ended June 30, 2011. This percentage increase is primarily due to deleveraging as a result of the sales decrease during this period.

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

Casualty gain. For the three months ended June 30, 2012, the Company recognized a casualty gain in the amount of $443 related to the replacement of the roof of its facility in Irving, Texas and reimbursement for a claim under a replacement cost insurance policy. See Note A in the notes to the condensed consolidated financial statements included elsewhere in this report for additional details regarding this gain.

Income taxes.  We recorded a provision for income taxes of $173 and $5 during the quarters ended June 30, 2012 and 2011, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings.  As a result of the factors described above, net earnings for the quarter ended June 30, 2012 were $320, or $0.01 per share, compared with net earnings in the second quarter of 2011 of $17, or $0.00 per share.

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

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $653, or 11%, during the six months ended June 30, 2012. We attribute this decline primarily to decreased in-territory demand, as well as logistical considerations affecting the timing of shipments to CCI. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

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

General and administrative. General and administrative expenses for the six months ended June 30, 2012 were $4,680 compared with expenses in the first six months of 2011 of $4,440, an increase of $240 or 5%. The increase was primarily attributable to additional expenses of approximately $264 for the operation of the Taiwan branch which opened in October 2011, and increased costs of approximately $228 for product testing, which were partially offset by lower payroll and benefits expense of approximately $124 and proceeds from the licensing of a trademark of $70. As a percentage of net sales, general and administrative expenses were 37% and 32% in the six months ended June 30, 2012 and 2011, respectively. This percentage increase is attributable to the increased costs associated with the operation of the Taiwan branch and product testing, as well as deleveraging as a result of the sales decrease during this period.

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

Casualty gain. For the six months ended June 30, 2012, the Company recognized a casualty gain in the amount of $443 related to the replacement of the roof of our facility in Irving, Texas and reimbursement for a claim under a replacement cost insurance policy. See Note A in the notes to the condensed consolidated financial statements included elsewhere in this report for additional details regarding this gain.

Income taxes.  We recorded a provision for income taxes of $126 during the six months ended June 30, 2012, and a provision for income taxes of $87 during the six months ended June 30, 2011, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings.  As a result of the factors described above, net earnings for the six months ended June 30, 2012 was $247, or $0.01 per share, compared with net earnings in the first six months of 2011 of $160, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first six months of 2012, we had a net decrease in cash of $695 compared with a net increase in cash of $1,394 in the first six months of 2011.  At June 30, 2012, we had working capital of $5,596, a $28 increase from working capital at December 31, 2011 of $5,568.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first six months of 2012, our operating activities used cash flow of $516.  In the first six months of 2011, our operating activities provided cash flow of $1,561.  The decline in operating cash flow of $2,077 was primarily due to an increase in deferred revenues in 2011 of $1,083 that did not recur in 2012, an increase in accounts payable and accrued liabilities of $720 in 2011 that did not recur in 2012, and an increase in accounts receivable in 2012 which primarily relates to the Medical Products dealer that filed for bankruptcy protection on February 24, 2012, as described above in the section "Overview - Medical Products." These were partially offset by an increase in inventory in 2011 which did not recur in 2012. In the first six months of 2012, net earnings (loss) adjusted for non-cash activities, which includes depreciation and amortization, stock-based compensation, deferred income taxes and the casualty gain, provided cash flows of $220 compared with $424 in the first six months of 2011.

Investing activities. During the first six months of 2012, we used cash of $705 to replace the roof on the Company's facility in Irving Texas and purchase other property and equipment. The roof replacement was largely funded through insurance proceeds of $625.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were not effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. This assessment was due to the material weakness discussed below.

Identification of a Material Weakness

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of the audit of the Company's financial statements as of and for the 12 months ended December 31, 2012, management and Lane Gorman Trubitt, PLLC., the Company's independent registered public accounting firm reviewed the accounting for the replacement of the roof of the Company's facility in Irving, Texas and the related reimbursement received from the Company's insurance carrier. On March 5, 2013, the Audit Committee of the Company's Board of Directors determined that the Company's previously issued unaudited financial statements for the three and six months ended June 30, 2012 contained an error in accounting with respect to these transactions. As a result, the Audit Committee concluded that the Company's unaudited financial statements included in the Form 10-Q for the three and six month periods ended June 30, 2012 should no longer be relied upon and should be amended and restated. See Note A of the Company's Notes To Condensed Consolidated Financial Statements for a discussion of this error.
As a result of the restatement described above, our management has determined that a material weakness existed in our internal controls over financial reporting with respect to the analysis of and accounting for the transactions described above. Due to the material weakness in internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.
Remediation of Material Weakness

In March, 2013, the Company reviewed the factors which led to the restatement of the Company's unaudited financial statements for the three and six months ended June 30, 2012. Management determined that the unique nature of the circumstances surrounding the roof replacement and ambiguity as to the potential future benefits were factors that led to the selection of the accounting treatment that was initially applied to the transactions.
In order to provide assurance that the accounting for unique transactions or events is properly applied, the Chief Financial Officer will provide a written summary to the Audit Committee that includes a discussion of any unique transactions or events and how they have been accounted for in the financial statements, along with a summary of authoritative accounting guidance that supports the Company's accounting approach. This summary will be reviewed and discussed quarterly in connection with the review of the Company's financial statements prior to their inclusion in periodic reports filed with the SEC. We believe that this will be sufficient to remediate the material weakness in the Company's disclosure controls and procedures described above.
Changes in Internal Control over Financial Reporting
Other than as described above, there has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RBC Life Sciences, Inc.
Registrant

March 8, 2013	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

March 8, 2013	By:	/s/ Richard S. Jablonski
Date	Its:	Vice President - Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith