Form 10-Q/A
period 2012-09-30
RBC LIFE SCIENCES, INC.
filed 2013-03-08
CIK 830052

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value per share	22,228,834 shares

EXPLANATORY NOTE

This Form 10-Q/A (this "Amendment No. 1") is being filed by RBC Life Sciences, Inc. (the "Company") to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (the "Report") that was filed with the Securities and Exchange Commission ("SEC") on November 8, 2012. For the reader's convenience, this Amendment No. 1 includes all Items included in the Report, even those not amended by this Amendment No. 1. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Report except for those required to reflect the effects of the restatement of the Company's financial statements for the periods presented or as deemed necessary in connection with the completion of the Company's restated financial statements. Changes from the original Report to this Amendment No. 1 include: (i) amendments to the Company's financial statements in Item 1 to address the Company's accounting for the replacement of the roof of the Company's facility in Irving, Texas in 2012 and the application of insurance proceeds received as a result of a hailstorm that occurred in the prior year; (ii) amendments to Management's Discussion and Analysis in Item 2; and (iii) modifications of management's evaluation of the effectiveness of the Company's disclosure controls and procedures in Item 3. In addition, this Amendment No. 1 includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,916,844	$3,858,544
Accounts receivable, net of allowance for doubtful accounts of $30,137 and $29,361, respectively	885,698	585,593
Inventories	5,564,748	6,448,934
Deferred income taxes	402,824	460,868
Prepaid expenses and other current assets	936,964	623,288
Total current assets	10,707,078	11,977,227
Property and equipment, net	4,642,431	4,486,771
Goodwill, net	2,304,706	2,286,859
Intangible assets, net	45,426	49,894
Other assets	30,220	24,995
	$17,729,861	$18,825,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,526,614	$2,170,690
Accrued liabilities	1,216,088	1,065,840
Current maturities of long-term obligations	192,916	182,056
Deferred revenue	2,510,413	2,990,333
Total current liabilities	5,446,031	6,408,919
Long-term obligations, less current maturities	1,399,424	1,545,499
Deferred income taxes	1,095,348	1,007,977
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at September 30, 2012 and December 31, 2011	22,229	22,229
Additional paid-in capital	13,678,505	13,650,414
Accumulated deficit	(4,034,971)	(3,952,842)
Accumulated other comprehensive income	123,295	143,550
	9,789,058	9,863,351
	$17,729,861	$18,825,746

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Net sales	$6,713,068	$7,060,839	$19,330,438	$21,092,790
Cost of sales	3,641,838	3,743,127	9,675,295	10,474,095
Gross profit	3,071,230	3,317,712	9,655,143	10,618,695
Operating expenses:
General and administrative	2,701,483	2,653,793	7,381,314	7,094,147
Distributor commissions	777,602	1,039,385	2,436,765	3,362,867
Depreciation and amortization	128,025	110,901	377,733	329,169
Casualty Gain	—	—	(443,064)	—
Total operating expenses	3,607,110	3,804,079	9,752,748	10,786,183
Operating loss	(535,880)	(486,367)	(97,605)	(167,488)
Interest expense	31,149	34,587	96,085	106,202
Loss before income taxes	(567,029)	(520,954)	(193,690)	(273,690)
Benefit for income taxes	(238,025)	(231,104)	(111,562)	(144,204)
Net loss	(329,004)	(289,850)	(82,128)	(129,486)

Other comprehensive income (loss):
Foreign currency translation adjustment	(13,293)	10,980	(20,255)	8,111
Comprehensive loss	$(342,297)	$(278,870)	$(102,383)	$(121,375)

Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic	22,228,834	22,228,834	22,228,834	22,228,834
Diluted	22,228,834	22,228,834	22,228,834	22,228,834

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Restated)
Cash flows from operating activities:
Net loss	$(82,128)	$(129,486)
Adjustment for non-cash items:
Depreciation and amortization	428,710	379,909
Stock-based compensation	28,092	32,170
Deferred income taxes	147,354	(54,414)
Casualty gain	(443,064)
(Gain) loss on disposition of equipment		(4,969)
Change in operating assets and liabilities:
Accounts receivable	(300,045)	(49,268)
Inventories	892,329	(1,452,945)
Prepaid expenses and other current assets	(310,789)	(20,467)
Other assets	(4,385)	(21,335)
Accounts payable and accrued liabilities	(457,432)	616,095
Deferred revenue	(479,984)	1,372,568
Net cash provided by (used in) operating activities	(581,342)	667,858
Cash flows from investing activities:
Purchase of property and equipment	(805,131)	(102,781)
Insurance proceeds	625,247	—
Proceeds from sale of equipment	—	4,969
Net cash used in investing activities	(179,884)	(97,812)
Cash flows from financing activities:
Payments of long-term obligations	(135,060)	(125,163)
Net cash used in financing activities	(135,060)	(125,163)
Effect of exchange rate changes on cash flows	(45,414)	55,428
Net increase (decrease) in cash and cash equivalents	(941,700)	500,311
Cash and cash equivalents, beginning of period	3,858,544	4,220,152
Cash and cash equivalents, end of period	$2,916,844	$4,720,463

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

The unaudited consolidated financial statements presented in this Amendment No. 1 restates the unaudited condensed consolidated financial statements of the Company contained in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012.

On March 5, 2013, the Audit Committee of the Company's Board of Directors determined that the Company's previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 contained an error in accounting with respect to the replacement of the roof of the Company's facility in Irving, Texas in 2012 and the related application of insurance proceeds received as a result of a hailstorm that occurred in the prior year. As a result, the Audit Committee, in consultation with management and Lane Gorman Trubitt, PLLC., the Company's independent registered public accounting firm, concluded that the Company's unaudited financial statements included in the Form 10-Q for the periods ended September 30, 2012 should no longer be relied upon and should be restated.
The Company's roof on its facility in Irving, Texas was severely damaged by a hailstorm in May 2011. The Company carried replacement cost insurance coverage, subject to a $10,000 deductible with respect to such roof. In November 2011, the insurance carrier agreed that the roof was an insured loss, and replacement of the roof would be reimbursed, subject to the deductible. The Company engaged a contractor, and the roof was replaced with the work completed in April, 2012.
Because the existing roof was still serviceable on the date of the hailstorm, the Company believed that the replacement of the roof and reimbursement from the insurance company represented necessary maintenance, and did not represent the acquisition of a capital asset, nor did it materially change the expected useful life or the value of the building taken as a whole. Accordingly, the repair costs and offsetting insurance proceeds were reported in general and administrative expense on the Company's condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012.
Subsequently, in consultation with the Company's independent registered public accounting firm, the Company concluded that, pursuant to the provisions of ASC 605-40-25, the damage to the old roof represented an involuntary conversion of a non-monetary asset. Under ASC 605-40-25, to the extent that the cost of a non-monetary asset differs from the amount of monetary assets received, the transaction results in the realization of a gain or loss that shall be recognized. The correction of this error has resulted in the capitalization of the cost of the roof replacement on the Company's condensed consolidated balance sheet as of September 30, 2012. The correction also results in the recognition of a casualty gain on the Company's condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012, and reclassification of amounts presented on the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2012.

Restatements

The following table reflects the restatement for each line on the Company's condensed consolidated balance sheet as of September 30, 2012:

	As of September 30, 2012
	Original Balance	Adjustment	Restated Balance
Line Item
Property and equipment, net	$4,203,483	$438,948	$4,642,431
Total assets	17,290,913	438,948	17,729,861
Accrued liabilities	1,213,397	2,691	1,216,088
Total current liabilities	5,443,340	2,691	5,446,031
Deferred income taxes	949,996	145,352	1,095,348
Accumulated deficit	(4,325,876)	290,905	(4,034,971)
Total shareholders' equity	9,498,153	290,905	9,789,058
Total liabilities and shareholders' equity	17,290,913	438,948	17,729,861

The following table reflects the restatement for each line item on the Company's condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Original Balance	Adjustment	Restated Balance	Original Balance	Adjustment	Restated Balance
Line Item
General and administrative	$2,701,483	$—	$2,701,483	$7,391,314	$(10,000)	$7,381,314
Depreciation and amortization	117,438	10,587	128,025	363,618	14,115	377,733
Casualty gain	—	—	—	—	(443,064)	(443,064)
Total operating expenses	3,596,523	10,587	3,607,110	10,191,697	(438,949)	9,752,748
Operating profit (loss)	(525,293)	(10,587)	(535,880)	(536,553)	438,948	(97,605)
Earnings (loss) before income taxes	(556,442)	(10,587)	(567,029)	(632,638)	438,948	(193,690)
Provision (benefit) for income taxes	(233,225)	(4,800)	(238,025)	(259,604)	148,042	(111,562)
Net earnings (loss)	(323,217)	(5,787)	(329,004)	(373,034)	290,906	(82,128)
Comprehensive income (loss)	(336,510)	(5,787)	(342,297)	(393,289)	290,906	(102,383)

Net earnings (loss) per share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)	$0.02	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)	$0.02	$(0.00)

The following table reflects the restatement for each line item on the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2012:

	As of September 30, 2012
	Original Balance	Adjustment	Restated Balance
Net earnings (loss)	$(373,034)	$290,906	$(82,128)
Depreciation and amortization	414,594	14,116	428,710
Deferred income taxes	2,003	145,351	147,354
Casualty gain	—	(443,064)	(443,064)
Accounts payable and accrued liabilities	(460,122)	2,690	(457,432)
Net cash provided by (used in) operating activities	(591,342)	10,000	(581,342)
Purchase of property and equipment	(169,884)	(635,247)	(805,131)
Insurance proceeds	—	625,247	625,247
Net cash used in investing activities	(169,884)	(10,000)	(179,884)

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

Note E – Property and Equipment:

Property and equipment consists of the following:

	September 30, 2012	December 31, 2011
	(Restated)
Building and improvements	$3,812,694	$3,523,428
Computer software and office equipment	2,443,574	2,381,345
Warehouse equipment	234,625	235,632
Automotive equipment	14,717	14,717
	6,505,610	6,155,122
Less – accumulated depreciation	(3,004,352)	(2,809,524)
	3,501,258	3,345,598
Land	1,141,173	1,141,173
	$4,642,431	$4,486,771

Depreciation expense totaled approximately $144,300 and $125,300 for the quarters ended September 30, 2012 and 2011, respectively, and $424,200 and $375,400 for the nine months ended September 30, 2012 and 2011, respectively.

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

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended September 30, 2012 and 2011 and $4,500 for the nine months ended September 30, 2012 and 2011.  The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2012 is as follows:

Remainder of 2012	$1,490
2013	5,957
2014	5,957
2015	5,957
2016	5,957
Thereafter	20,108
$45,426

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(Restated)
Distributor commissions	$420,031	$511,360
Salaries and wages	582,393	485,927
Sales and property taxes	90,552	31,923
Interest	10,284	11,157
Other	112,828	25,473
	$1,216,088	$1,065,840

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	September 30, 2012	December 31, 2011
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,592,340	$1,727,555
Less – current maturities	(192,916)	(182,056)
	$1,399,424	$1,545,499

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended September 30, 2012 (Restated)
Net sales	$5,301	$1,412	$6,713
Depreciation and amortization	127	19	146
Operating loss	(453)	(83)	(536)
Capital expenditures	100	—	100
Total assets	14,901	2,829	17,730
Quarter Ended September 30, 2011
Net sales	$5,376	$1,685	$7,061
Depreciation and amortization	110	17	127
Operating loss	(464)	(22)	(486)
Capital expenditures	38	—	38
Total assets	17,576	2,556	20,132
Nine Months Ended September 30, 2012 (Restated)
Net sales	$14,652	$4,678	$19,330
Depreciation and amortization	370	59	429
Operating profit (loss)	(210)	112	(98)
Capital expenditures	805	—	805
Total assets	14,901	2,829	17,730
Nine Months Ended September 30, 2011
Net sales	$15,893	$5,200	$21,093
Depreciation and amortization	327	53	380
Operating profit (loss)	(292)	125	(167)
Capital expenditures	103	—	103
Total assets	17,576	2,556	20,132

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended September 30, 2012 (Restated)		Quarter Ended September 30, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,422	$6,442	$3,332	$6,226
Russia/Eastern Europe	3,333	—	3,087	—
Canada	339	521	425	521
Southeast Asia	566	60	189	60
All others	54	—	28	—
Totals	$6,713	$7,023	$7,061	$6,807

	Nine Months Ended September 30, 2012 (Restated)		Nine Months Ended September 30, 2011
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$7,969	$6,442	$9,864	$6,226
Russia/Eastern Europe	8,717	—	9,124	—
Canada	1,072	521	1,229	521
Southeast Asia	1,305	60	716	60
All others	267	—	160	—
Totals	$19,330	$7,023	$21,093	$6,807

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $3,333,000 and $3,087,000 during the quarters ended September 30, 2012 and 2011, respectively, and $8,717,000 and $9,124,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $612,000 and $961,000 during the quarters ended September 30, 2012 and 2011, respectively, and $2,512,000 and $3,109,000 for the nine months ended September 30, 2012 and 2011, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or nine months ended September 30, 2012 and 2011.

Note K – Loss Per Share:

Summarized basic and diluted loss per common share were calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Quarter Ended September 30, 2012 (Restated)
Basic loss per common share	$(329,004)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(329,004)	22,228,834	$(0.01)
Quarter Ended September 30, 2011
Basic loss per common share	$(289,850)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(289,850)	22,228,834	$(0.01)
Nine Months Ended September 30, 2012 (Restated)
Basic loss per common share	$(82,128)	22,228,834	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(82,128)	22,228,834	$(0.00)
Nine Months Ended September 30, 2011
Basic loss per common share	$(129,486)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(129,486)	22,228,834	$(0.01)

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,386	50%	$3,105	44%
Associate network	1,914	29%	2,270	32%
	5,300	79%	5,376	76%
Medical Products	1,412	21%	1,685	24%
	$6,712	100%	$7,061	100%

	Nine Months Ended September 30,
	2012		2011
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$8,972	47%	$9,215	44%
Associate network	5,681	29%	6,677	32%
	14,653	76%	15,893	76%
Medical Products	4,678	24%	5,200	24%
	$19,331	100%	$21,093	100%

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

Net sales in this channel decreased $243,000, or 3%, during the nine months ended September 30, 2012 compared with the same period in 2011.   Net sales to CCI decreased $406,000, or 4%, for the nine months ended September 30, 2012 compared to the same period in 2011.  We attribute this decline primarily to fluctuating in-territory demand, as well as logistical considerations affecting the timing of shipments to CCI. Reduced in-territory demand may result in a disproportionate reduction of sales to CCI as CCI adjusts its inventory to a level commensurate with expected future sales. The backlog related to CCI’s account was $3,671,000 at September 30, 2012 compared to $6,545,000 at September 30, 2011.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.2	53.0	50.1	49.7
Gross profit	45.8	47.0	49.9	50.3
Operating expenses:
General and administrative	40.2	37.6	38.2	33.6
Distributor commissions	11.6	14.7	12.6	15.9
Depreciation and amortization	1.9	1.6	2.0	1.6
Casualty gain	—	—	(2.4)	—
Total operating expenses	53.7	53.9	50.4	51.1
Operating loss	(7.9)	(6.9)	(0.5)	(0.8)
Interest expense	0.5	0.5	0.5	0.5
Loss before income taxes	(8.4)	(7.4)	(1.0)	(1.3)
Benefit for income taxes	(3.5)	(3.3)	(0.6)	(0.7)
Net loss	(4.9)%	(4.1)%	(0.4)%	(0.6)%

Quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 ($000’s except per share amounts)

Net sales. Net sales for the quarter ended September 30, 2012 were $6,713 compared with net sales for the same period in 2011 of $7,061, a decrease of $348, or 5%. This decrease resulted from a $272 decrease in net sales of Medical Products and a $75 decrease in net sales of Nutritional Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our Associate network of $356, and an increase in sales to our licensees of $281.

Associate Network.  Net sales to our Associate network decreased approximately $356, or 16%, during the third quarter of 2012. The decrease in sales during this period was the result of fewer new Associates recruited, which was partially offset by an increase in the number of existing Associates who purchased. Certain marketing and sales initiatives that were conducted in 2011 which impacted the third quarter were not repeated in 2012.

Licensees.  Net sales to our licensees increased as a result of increased shipments to CCI; sales to CCI increased $246, or 8%, during the third quarter of 2012. We attribute this increase to in-territory sales demand as well as logistical considerations affecting the timing of shipments to CCI. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

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

Income taxes.  We recorded an income tax benefit of $238 and $231 during the quarters ended September 30, 2012 and 2011, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended September 30, 2012 was $329, or $0.01 per share, compared with a net loss in the third quarter of 2011 of $290, or $0.01 per share.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011 ($000’s except per share amounts)

Net sales. Net sales for the nine months ended September 30, 2012 were $19,330 compared with net sales for the same period in 2011 of $21,093, a decrease of $1,763, or 8%. This decrease resulted from a $1,240 decrease in net sales of Nutritional Products and a $522 decrease in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our Associate network of $997 and a decrease in sales to our licensees of $243.

Associate Network.  Net sales to our Associate network decreased approximately $997, or 15%, during the nine months ended September 30, 2012. The decrease in sales during this period was the result of fewer new Associates recruited, which was partially offset by an increase in the number of existing Associates who purchased. Certain marketing and sales initiatives that were conducted during 2011 were not repeated in 2012.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $406, or 4%, during the nine months ended September 30, 2012. We attribute this decline primarily to fluctuating in-territory demand, as well as logistical considerations affecting the timing of shipments to CCI. Sales to CCI can vary from quarter to quarter due to various logistical factors, sometimes significantly, irrespective of the sales demand of CCI’s Associate network.

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

General and administrative. General and administrative expenses for the nine months ended September 30, 2012 were $7,381 compared with expenses in the first nine months of 2011 of $7,094, an increase of $287 or 4%. The increase was attributable to additional expenses of approximately $282 for the operation of the Taiwan branch which opened in October 2011, increased costs for product testing of $238, and additional contract labor costs of $117. These costs were partially offset by reduced legal and professional fees of $78, proceeds from the sale of a trademark of $70, reduced travel of $40 and a favorable foreign currency translation adjustment of $115. As a percentage of net sales, general and administrative expenses were 38% and 34% in the nine months ended September 30, 2012 and 2011, respectively. This percentage increase is attributable to the increased costs identified above, as well as deleveraging as a result of the sales decrease during this period.

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

Casualty gain. For the nine months ended September 30, 2012, the Company recognized a casualty gain in the amount of $443 related to the replacement of the roof of its facility in Irving, Texas and reimbursement for a claim under a replacement cost insurance policy. See Note A in the notes to the condensed consolidated financial statements included elsewhere in this report for additional details regarding this gain.

Income taxes.  We recorded an income tax benefit of $112 during the nine months ended September 30, 2012, and a benefit of $144 during the nine months ended September 30, 2011, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the nine months ended September 30, 2012 was $82, or $0.00 per share, compared with a net loss in the first nine months of 2011 of $129, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first nine months of 2012, we had a net decrease in cash of $942 compared with a net increase in cash of $500 in the first nine months of 2011.  At September 30, 2012, we had working capital of $5,261, a $307 decrease from working capital at December 31, 2011 of $5,568.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first nine months of 2012, our operating activities used cash flow of $581.  In the first nine months of 2011, our operating activities provided cash flow of $668.  The decline in operating cash flow of $1,249 was primarily due to a reduction in deferred revenues in 2012 of $480 compared to an increase in 2011 of $1,373, as a result of fluctuations in ordering activity by CCI which resulted in a cash flow loss of $1,853. A decrease in accounts payable and accrued expenses in 2012 of $457 compared to an increase in the prior year of $616 contributed another $1,073 of cash flow loss. An increase in accounts receivable and a greater net loss after adjustment for non-cash items in 2012 also contributed to the cash flow decline. These were partially offset by a reduction in inventory of $892 in 2012, compared to an increase of $1,452 in 2011.

Investing activities. During the first nine months of 2012, we used cash of $805 to replace the roof on the Company's facility in Irving Texas and purchase other property and equipment. The roof replacement was largely funded through insurance proceeds of $625.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2012, were not effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Identification of a Material Weakness

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of the audit of the Company's financial statements as of and for the 12 months ended December 31, 2012, management and Lane Gorman Trubitt, PLLC., the Company's independent registered public accounting firm reviewed the accounting for the replacement of the roof of the Company's facility in Irving, Texas and the related reimbursement received from the Company's insurance carrier. On March 5, 2013, the Audit Committee of the Company's Board of Directors determined that the Company's previously issued unaudited financial statements for the three and nine months ended September 30, 2012 contained an error in accounting with respect to these transactions. As a result, the Audit Committee concluded that the Company's unaudited financial statements included in the Form 10-Q for the three and nine month periods ended September 30, 2012 should no longer be relied upon and should be amended and restated. See Note A of the Company's Notes To Condensed Consolidated Financial Statements for a discussion of this error.
As a result of the restatement described above, our management has determined that a material weakness existed in our internal controls over financial reporting with respect to the analysis of and accounting for the transactions described above. Due to the material weakness in internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

Remediation of Material Weakness
In March, 2013, the Company reviewed the factors which led to the restatement of the Company's unaudited financial statements for the three and nine months ended September 30, 2012. Management determined that the unique nature of the circumstances surrounding the roof replacement and ambiguity as to the potential future benefits were factors that led to the selection of the accounting treatment that was initially applied to the transactions.
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

ITEM 2.

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