Form 10-K
period 2012-12-31
RBC LIFE SCIENCES, INC.
filed 2013-03-28
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
 Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012:  $2,881,000
 Number of shares of common stock outstanding as of February 28, 2013:  22,228,834
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive Proxy Statement to be used in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD LOOKING STATEMENTS

The statements included in this report, other than statements of historical or present facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”.  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and time of future events.  Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Our forward-looking statements speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. Many important factors that could cause such a difference are described in this Form 10-K in Part I, Item 1A. Risk Factors and Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

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

We believe that there are a number of demographic, health care and lifestyle trends that continue to drive the growth of the nutrition industry, including:

•	The aging population, particularly the baby-boomer generation, combined with consumers' tendency to purchase more nutritional supplements as they age;

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

Our primary distribution model is a network marketing system, which is a common form of direct selling. According to the latest data available from the World Federation of Direct Selling Associations (the "WFDSA"), the direct selling industry generated approximately $154 billion in worldwide retail sales in 2011, with approximately 92 million independent distributors. WFDSA statistics show that the U.S. continues to be the largest market for direct sales in the world. According to the Direct Selling Association (“DSA”), the U.S. member association of the WFDSA, the U.S. generated approximately $30 billion in annual retail sales in 2011 with approximately 16 million independent distributors. DSA statistics show that wellness products, which include nutritional supplements, accounted for 24%, and personal care products accounted for 18%, of the approximately $30 billion in annual retail sales generated in the U.S. in 2011.

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

In-house Manufacturing. We manufacture certain proprietary raw materials for our exclusive use, including the key raw material used in certain of our top-selling products, Microhydrin® and Microhydrin Plus®, which are Nutritional Products.  Together, these products accounted for 10% of consolidated net sales and 13% of Nutritional Products sales in 2012.  We believe that our ability to manufacture these proprietary raw materials is a competitive advantage for us because it allows us to better protect our proprietary technology and know-how, and better manage the quality of and costs associated with the production of our key raw materials.

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

Business Strategy

We seek to grow our business by pursuing the following strategies:

Exploit New Product Opportunities; Develop New and Improved Products. In May 2011, we launched a new dietary supplement product, Stem-KineTM. Stem-Kine has been shown in published human clinical studies to nutritionally enable bone marrow and other stem cell-producing tissues, which form the natural repair and renewal system of the body, to increase their production of stem cells. We market this product under a license agreement that provides RBC exclusive marketing rights in 42 countries, including all countries where our products are currently sold by us or our licensees, except that the licensor has retained the right to sell Stem-Kine to licensed health care practitioners in the U.S. We initially launched Stem-Kine in the North American market and then expanded its distribution into the Taiwan market under the name SK Plus in July 2012. We believe this product possesses unique features and benefits that provide a key opportunity for sales growth in the Nutritional Products segment.

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

Attract and Retain Network Marketing Associates. We believe that the network marketing model is the most effective way to sell our Nutritional Products.  Our objective is to increase sales in this channel by increasing the attraction, recruitment, retention and productivity of our Associates.  We seek to accomplish these objectives by (i) providing training and support to new and existing Associates through various means, including the sponsorship of meetings and events and providing sales tools and resources at low or no cost, (ii) introducing new and/or improved products and (iii) providing financial incentives through the Associate compensation plan. In 2012, we continued to enhance our Associate compensation plan and introduced new training programs, which are designed to increase the leadership and training skills of field Associates who are actively working to grow their distributorships. We also award our top performing associates with an all-expenses paid trip to our annual Leadership Conference. These conferences provide significant incentive to our associates to grow their sales organizations. For 2013 we will continue to develop and enhance these programs.

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

Expand Medical Products in Existing and New Markets. We believe there is significant opportunity to increase net sales of our Medical Products in the U.S. and international markets.  We have developed and continue to develop new market opportunities in the U.S. based on our expertise in the wound care market.  During 2013, we expect to (i) continue to enhance our product offering, (ii) provide specialized wound care training and other support to our field sales force and (iii) increase the body of clinical data supporting the safety and efficacy of our products.  In addition, we continue to work with third parties to facilitate the expansion of Medical Products distribution into international markets, primarily focusing on Central and South America and the Caribbean.

Leverage and Expand our Relationship with CCI. Our largest customer is Coral Club International, Inc. (“CCI”), which is a licensee that distributes Nutritional Products in a territory comprised mainly of Russia and Eastern Europe.  Net sales to CCI accounted for approximately 44% of consolidated net sales in 2012. Our objective is to support CCI in this territory by supplying the organization with new products and providing operational and regulatory support.  We will continue to implement initiatives to accomplish these objectives and seek other ways to facilitate growth in this territory.

Products

The Nutritional Products segment, which accounted for 75%, 76% and 77% of consolidated net sales in 2012, 2011 and 2010, respectively, markets nutritional supplements and personal care products under the RBC Life brand name.  The Medical Products segment markets wound care products under the MPM Medical brand name.  For additional information related to these industry segments, please see Note M to our consolidated financial statements beginning on page F-1 of this report.

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

•	Microhydrin and Microhydrin Plus – powerful, broad-spectrum antioxidants;

•	NeuroBright® – introduced in August 2009 and patented in January 2013, this product supports healthy brain function and enhances energy and acuity;

•
Organic spirulina – sold in powder, tablet, capsule and, in combination with other ingredients, bar forms, a nutritious algae that provides a complete range of vital nutrients and a higher percentage of easily digested protein than meat;

•	OliViva® – made from freshly harvested olive leaves, an antioxidant beverage that supports the immune system, increases energy and supports the cardiovascular system;

•	ColoVada Plus® – an effective fourteen-day colon cleansing program that has been widely used for more than 20 years;

•	HydraCel® – a product that improves the quality of drinking water by reducing surface tension for increased hydration and making water more alkaline;

•	24 Seven – a daily multivitamin/mineral supplement;

•	Immune 360® – a product to nourish and support the function of the immune system; and

•	Vitaloe – a blend of research-backed ingredients designed to support the immune system and nutrients that support the growth of healthy bacteria in the digestive tract

Our top-selling products are antioxidant products marketed under the trade names Microhydrin and Microhydrin Plus, which collectively accounted for approximately 10% of consolidated net sales in 2012 and 2011.  No other product accounted for more than 10% of our sales.  Stem-Kine, which was launched in May 2011, has also become a top-selling product accounting for 7% of consolidated net sales in 2012. With the exception of Stem-Kine, our finished products are produced according to our specifications and/or formula; Stem-Kine is produced in accordance with the formula owned by its developer. In all cases, however, our finished products are produced by manufacturers and suppliers that we do not control.  We maintain quality control of our products through the quality systems we have established, which include the use of in-house laboratories as well as the manufacturing and laboratory facilities of our third-party suppliers.  We believe our manufacturing and distribution practices are in compliance with current good manufacturing practice regulations as established by the FDA.

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

•
Organic aloe vera and certain aloe vera extracts specially processed to retain the benefits found in a fresh aloe vera leaf. These ingredients are used in the formulations of nutritional supplements, an aloe vera beverage and topical personal care products.

Our in-house manufacturing facility produces certain key raw materials for our product line. Through this facility and our own proprietary manufacturing processes, we ensure the quality of those key raw materials used in our product line.  We provide raw materials manufactured by us to third-party manufacturers for their use in producing our finished products.  Our proprietary raw materials represent key ingredients used in certain top-selling products including Microhydrin, Microhydrin Plus, NeuroBright and HydraCel.

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

We currently market a line of over 40 wound care products.  Certain wound care products, which account for approximately 84% of Medical Products sales, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions.  These products include cleansers, dressings, hydrogels, calcium alginates, moisture barriers, antimicrobials and a unique hydrogel wound dressing with Lidocaine.  Our other wound care products, which represent approximately 16% of Medical Products sales, are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain and itching in the skin and the internal mucosa caused by radiation reactions or reactions to certain cancer medications.

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

With respect to our other finished products, we contract with third-party manufacturers and suppliers, such as Progressive Laboratories, Inc., Strukmyer, LLC, Merical Vita-Pak, Inc. and Pacific Nutritional, Inc., to produce the products according to our specifications and/or formulas.  This strategy provides operating flexibility with minimum investment and helps us to control operating costs.  We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years.  We do not have long-term contracts with any of these manufacturers or suppliers.  Most of our products can be manufactured by a number of contract manufacturers at competitive prices.

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2012, 2011 and 2010, please see Note M to our consolidated financial statements beginning on page F-1 of this report.

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

Our sales in these markets are dependent upon the number and productivity of our Associates.  Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  We had approximately 13,000 and 14,900 active Associates at December 31, 2012 and 2011, respectively.  We consider an Associate active if he/she has placed an order within the previous 12 months.

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

We also use the Internet to support our Associates and enhance communication with them.  Through our multimedia website, Associates can obtain information about us and our products.  They can also obtain other current information such as new product announcements, descriptions of product specials and sales promotions and other marketing and training materials.   In addition, Associates have the ability to sponsor new Associates and to place orders through our website.  To help our Associates effectively manage their businesses, we allow them to obtain a wide range of information related to their downline organization directly from our database, which can be accessed through our website.

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

Nutritional Products returned by Associates that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid.  Returned product that is damaged during shipment to the customer is 100% refundable.  Return of product that is not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  For the years 2012, 2011 and 2010, returns were less than 1% of Nutritional Products sales.

Licensees

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets.  Under these arrangements, the licensees purchase products from us for distribution in their territories, and, in most cases, pay us a monthly royalty based on sales of our products in their territories.  Most of our sales under these arrangements are to CCI, which has exclusive distribution rights in a territory comprised mainly of Russia and Eastern Europe.  Sales to CCI were 44%, 45% and 55% of consolidated net sales in 2012, 2011 and 2010, respectively.  Under arrangements with other licensees, our products are also distributed in other international markets including Western Europe, United Arab Emirates and Indonesia.

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

Medical Products Distribution

Sales force. At December 31, 2012, the MPM Medical sales force consisted of eight full-time sales representatives and two manufacturer representatives assigned to specific geographic territories within the U.S.  This compares to a sales force at December 31, 2011 that consisted of eight full-time sales representatives and five manufacturer representatives.

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

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes, and obtains reimbursement for the price of products from Medicare.  This dealer accounted for 53%, 59% and 61% of Medical Products net sales in 2012, 2011 and 2010, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of February 15, 2013, we had approximately $240,000 in pre-petition accounts receivable that are owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

Third-Party Reimbursement. Most of our Medical Products are purchased by health care providers for use on patients in their care.  In most cases, these health care providers obtain reimbursement for the cost of our products from various third-party payers, including Medicare, Medicaid, private insurance plans and managed care organizations.  In response to national attention focused on health care, significant health care reform initiatives have been adopted and others have been proposed that may affect the availability and amount of third-party reimbursements.  Also, in an effort to control rising health care costs, there have been, and may continue to be, proposals by legislators, regulators and third-party payers to curb these costs.  We believe that presently available third-party reimbursement is adequate to support the market for our products; however, continued demand for our Medical Products is partially dependent upon the extent of available reimbursement for these products.

Returns. Generally, unused Medical Products may be returned up to six months from the date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  For the years 2012, 2011 and 2010, returns were less than 2% of Medical Products sales.

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

In January 2013, we were granted US Patent 8357422 for "Neurobright", which is a unique dietary supplement formulation that nutritionally supports cognitive function, learning and remembering. The basis for the patent was an eighteen month controlled animal study conducted by Dr. Tres Thompson of the School of Behavioral and Brain Sciences at the University of Texas at Dallas The study showed that Neurobright increased both cognitive function and psychomotor abilities in animals.

We utilize proprietary formulations and manufacturing processes to produce certain raw materials, which are principal ingredients in our leading products.  We have not filed for patent protection related to all of our proprietary formulations or manufacturing processes.  Therefore, there can be no assurance that another company will not replicate one or more of our products.

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

We do not maintain inventory in anticipation of product orders from our licensees.  Under the terms of our license agreements, the licensee is generally required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and must allow two to three months for delivery.  In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account.  However, we do not recognize sales until the products are shipped.  Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment.  Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests.  Backlog was approximately $5,813,000 and $6,125,000 at December 31, 2012 and 2011, respectively.  We expect substantially all of the backlog at December 31, 2012 to be filled during 2013.

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

Governmental Regulations

General. In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (3) our network marketing program; and (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties.

Products.  One or more of the following agencies in the United States regulates the formulation, manufacture, packaging, labeling, advertising, distribution and sale of our products:  the Food and Drug Administration (“FDA”); the Federal Trade Commission (“FTC”); the Consumer Product Safety Commission; the U.S. Department of Agriculture; the Environmental Protection Agency; and various agencies of the states and foreign countries into which our products are shipped or sold.

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

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being temporarily or permanently removed from sale in a particular market.

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

Employees

As of December 31, 2012 and 2011, we had 76 and 77 employees, respectively.  We do not foresee a significant change in the number of our employees during 2013.

Additional Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  We make available free of charge through our website at www.rbclifesciences.com, as soon as reasonably practicable after such material is electronically filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  This information may also be obtained from the SEC’s on-line database located at www.sec.gov, which contains material regarding issuers that file electronically with the SEC.  You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

In 2012 and 2011, two of our customers accounted for approximately 57% and 59%, respectively, of consolidated net sales. One customer, CCI, a licensee that distributes Nutritional Products primarily in Russia and Eastern Europe, accounted for approximately 44% and 45% of consolidated net sales in 2012 and 2011, respectively.  The other customer, a medical/surgical dealer that distributes Medical Products and provides services to the long-term care market, accounted for approximately 13% and 14% of consolidated net sales in 2012 and 2011, respectively.  Accordingly, a loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition.  Factors that could adversely affect our sales to these customers include, but are not limited to, the continued negative effects of global economic conditions, additional unfavorable changes in market conditions in the markets serviced by these customers, changes in government regulations that affect sales in markets serviced by these customers, competition from other entities that sell similar products in markets serviced by these customers or an unfavorable change in our business relationship with these customers.  The president of CCI beneficially holds approximately 18% of our outstanding common stock and served as a member of our Board of Directors until June 2004.

On February 27, 2012, we were notified that the medical/surgical dealer that accounted for approximately 13% and 14% of our consolidated net sales in 2012 and 2011, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of February 28, 2013, we had approximately $240,000 in pre-petition accounts receivable that are owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter. A loss of significant business from this customer would be harmful to our business, results of operations and financial condition.

Net sales of our Nutritional Products are dependent upon an independent sales force and third-party licensees, and we do not have direct control over the marketing of our Nutritional Products.

We rely on non-employee, independent Associates and third-party licensees to purchase, market and sell our Nutritional Products. Licensees, which accounted for 45%, 46% and 56% of our consolidated net sales in 2012, 2011 and 2010, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements.  Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products.  Licensees are also responsible for all marketing and sales activities in the licensed territories.  Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and our future sales volume will depend in large part upon their success in the importation, marketing, sales and distribution of our products in the licensed territories.

In 2012, 2011 and 2010 net sales from our Associates contributed 30%, 30% and 21%, respectively, of our consolidated net sales.  Net sales to our Associate network decreased 13% in 2012 and increased 45% in 2011 and less than 1% in 2010. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically engage in the distribution of our products on a part-time basis and likely engage in other business activities, some of which may compete with us. We have a large number of Associates in relation to the size of the corporate staff that implements our marketing programs and provides motivational support to our Associates. We undertake minimal effort to provide individual training to Associates.  Accordingly, there can be no assurance that our Associates will participate in our marketing strategies, plans or Associate compensation plan or accept our introduction of new products.  Associates may voluntarily terminate their agreements with us at any time and, like most network marketing companies, we experience high turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates. To increase net sales, we must increase the number and/or productivity of our Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.  Several factors affect our ability to attract and retain Associates, including:

•on-going motivation of our Associates;

•	perception of our products, service level and business opportunity among our Associates and within our industry;
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

Three of our Nutritional Products, Microhydrin, Microhydrin Plus and Stem-Kine, constitute a significant portion of our sales, accounting for approximately 17% of net sales in 2012. In addition, we do not own the marketing rights to one of these products, Stem-Kine, which was launched in May 2011. Stem-Kine is marketed by us under the terms of a license agreement with the product's developer. While this license agreement has a 20-year term, it is subject to termination at the option of the licensor if we fail in any year to meet the annual minimum purchase requirements set forth in the license agreement. There is no assurance that the minimum purchase requirement for the current measurement period will be achieved. If our marketing rights with respect to Stem-Kine are terminated, the demand for any of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering these products for any reason without a suitable replacement, then our financial condition and operating results would be adversely affected.

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

Our business, financial condition and results of operations may be affected by various general economic factors and conditions. Periods of economic slowdown or recession in any of the countries in which we operate or in which our products are marketed and sold could lead to a decline in the use of our products and therefore could have an adverse effect on our business. Global economic conditions continue to be challenging and unpredictable. The uncertainty with respect to the timing and extent of economic recovery pose a risk as consumers and businesses, including health care providers, may postpone spending, or seek new ways to eliminate spending, in response to uncertain and challenging economic conditions.  Other risks related to an economic downturn include difficulties in obtaining credit, foreign currency exchange rate fluctuations, insolvency of key suppliers and customer insolvencies.  We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, or how the markets may continue to be impacted by these general economic conditions. If the markets for our products significantly deteriorate due to economic conditions, our business, financial condition and results of operations may be materially and adversely affected.

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

Pursuant to FDA regulations, a dietary supplement that contains an NDI, which is defined as an ingredient not on the market before October 15, 1994, must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  The manufacturer must notify the FDA at least 75 days before marketing products containing NDIs and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. In July 2011, the FDA published draft guidance for the industry to attempt to clarify the FDA's interpretation of the NDI notification requirements. This guidance raises new challenges to the development of NDIs, which could limit our ability in the future to introduce new products to the market and thereby limit our ability to generate additional net sales. During 2012, the FDA indicated it intends to revise the draft guidance. It is uncertain what form a final Guidance would take. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure/function claims, must have substantiation in their possession that the statements are truthful and not misleading. Depending on the form of any final Guidance issued by the FDA on the use of New Dietary Ingredients, the Company may be required to substantiate that so-called "grandfathered" ingredients used in our products were actually used in commerce in food prior to the passage of DSHEA on October 15, 1994. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit an NDI notification. Although we do not believe that any of our products require additional approval by the FDA, if the FDA were to conclude that we failed to properly file an NDI notification, then we could be subject to enforcement actions by the FDA, which could result in a significant loss of net sales and harm to our business, financial condition and results of operations.

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

The continued growth of our Medical Products segment will depend in part on the availability of adequate reimbursement to health care providers who use our products from third-party health care payers, such as Medicare, Medicaid, private insurance plans and managed care organizations. At present, third-party payers increasingly are challenging the pricing of medical products and services. Also, in response to national attention focused on health care, significant health care reform initiatives have been adopted and others have been proposed that may affect the availability and amount of third-party reimbursements. Accordingly, reimbursement may not be at, or remain at, price levels adequate to allow health care providers to realize an appropriate return on the purchase of our products. In addition, third-party payers may not cover all or a portion of the cost of our products and related services, or they may place significant restrictions on the circumstances in which coverage will be available.  Should adequate reimbursement from third-party payers become restricted or unavailable, our business, financial condition and results of operations could be adversely affected.

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

As a manufacturer of ingredients used in and a distributor of products produced for human consumption and topical application, we could become exposed to product liability claims and litigation to prosecute such claims. Additionally, the distribution of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. To date, we have had a very limited product claims history and such matters have not materially affected our business, financial condition or results of operations. We are not aware of any instance in which any of our products have been defective in any way that could give rise to material losses or expenditures related to product liability claims. Although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that we will not be subject to claims in the future or that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.

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

The formulation, manufacturing, packaging, labeling, distribution, importation, sale, marketing and storage of our products are subject to extensive regulation by various federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture the Environmental Protection Agency and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Our, or our distributors' failure to comply with those regulations could lead to the imposition of significant penalties or claims, including civil penalties, product recalls or product seizures, cease and desist orders, injunctions, criminal sanctions, limits on advertising, consumer redress, divestitures of assets, and rescission of contracts and could materially and adversely affect our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in a significant loss of net sales.

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

Patent protection for our Nutritional Supplements and Medical Products generally is impractical given the large number of manufacturers who produce similar products having many ingredients in common. To the extent we deem commercially reasonable, we endeavor to seek trade dress protection or patents for our products, which protection has been sought in the U.S., Canada and certain other countries in which we are either presently operating or may operate in the future. Notwithstanding these efforts, there can be no assurance that our efforts to protect our trade secrets, formulas and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of the proprietary rights of others. Litigation with respect to protection of our intellectual property or claims of others against us could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.

We developed proprietary formulations and manufacturing processes to produce certain raw materials, which are principal ingredients in our leading products.  We have not filed for patent protection for all of our proprietary formulations or manufacturing processes.  Therefore, there can be no assurance that another company will not replicate one or more of our products and thereby adversely affect our business, operating results or financial condition.

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

We are dependent on a single manufacturing and distribution facility.

Our business is dependent on the operation of a single manufacturing and distribution facility located in Irving, Texas. Despite our precautions, damage to or destruction of our facility may result in significant disruption in service and adversely affect our business, operating results or financial condition.

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

In 2012, approximately 58% of consolidated net sales came from foreign territories.  Of this 58%, 6% was generated from our Canadian operation, 8% was generated collectively from our Taiwan operation and NFR program, and the remainder came from foreign territories through export sales to our licensees who are subject to license agreements with us.  We intend to continue to expand foreign sales of our products, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws, regulations and policies that govern the importation, distribution and sale of foreign-made products.  While transactions with our licensees and customers in NFR markets are denominated in U.S. dollars, exchange rate fluctuations can have a significant impact on the ability of customers to purchase our products and of our licensees to conduct successful businesses in the licensed territories.  Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or overall financial condition.

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

We are subject to, among other things, requirements regarding the effectiveness of internal controls over financial reporting.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. In particular, we are required to include management reports on the effectiveness of internal controls over financial reporting as part of our annual reports on Form 10-K, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the price of our common stock.

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

My Garden, Ltd., a limited partnership controlled by Clinton H. Howard who is the Company's founder, Chief Executive Officer and Chairman of the Board, owned 42% of our outstanding common stock at December 31, 2012. Collectively with My

Garden, Ltd.'s stock ownership, Mr. Howard beneficially owned 44% of our outstanding common stock at December 31, 2012.  By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders of the Company.

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

Our success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. These employees may voluntarily terminate their employment with us at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. We do not currently carry key person insurance for any of our personnel.  If we lose the services of our executive officers or key employees for any reason, our business, financial condition and results of operations could be harmed.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and warehousing and distribution operations.  This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $1.5 million as of December 31, 2012. We use this facility for both the Nutritional Products and Medical Products business segments.

We lease facilities in Canada and Taiwan to conduct operations in these countries. These facilities are used only for the Nutritional Products business segment.

Canada. Until expiration of the lease on June 30, 2010, we leased administrative and distribution facilities in Burnaby, British Columbia to support distribution operations in Canada at an annual rental of approximately $89,000.  Upon expiration of this lease, we relocated Canadian distribution operations to our U.S. facility and leased new Canadian administrative offices in Burnaby, British Columbia. We lease these offices on a month-to-month basis at an annualized rental of approximately $20,000.

Taiwan. We lease facilities in Taipei, Taiwan to support warehousing, distribution and administrative operations in Taiwan at an annual rental of approximately $89,000. The lease agreement on these facilities expires April 30, 2014.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
HIGH	$0.22	$0.26	$0.29	$0.20
LOW	0.02	0.08	0.09	0.01

2011
HIGH	$0.35	$0.35	$0.35	$0.30
LOW	0.26	0.25	0.21	0.20

As of February 28, 2012 there were approximately 575 holders of our common stock.  Since our inception, we have paid no dividends on our stock.  We do not anticipate that we will pay dividends in the foreseeable future.

We did not sell any of our equity securities that were not registered under the Securities Act of 1933 during 2012.  We also did not repurchase any of our equity securities during the fourth quarter of 2012.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Results of Operations Data:
Net sales	$25,160	$28,448	$28,157	$24,925	$30,409
Earnings (loss) before income taxes	(590)	(211)	891	(324)	2,677
Net earnings (loss)	(361)	(71)	558	(335)	1,616
Net earnings (loss) per common share – diluted	(0.02)	(0.00)	0.02	(0.02)	0.07
Balance Sheet Data:
Cash and cash equivalents	3,896	3,859	4,220	3,972	4,973
Working capital	5,120	5,568	5,513	4,676	5,275
Total assets	18,014	18,826	18,344	18,613	19,766
Long-term obligations	1,545	1,728	1,896	2,052	2,196
Shareholders' equity	9,515	9,863	9,876	9,219	9,387

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net sales.  Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2012		2011		2010
			(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$11,282	45%	$12,932	46%	$15,663	56%
Associate network	7,555	30%	8,656	30%	5,950	21%
	18,837	75%	21,588	76%	21,613	77%
Medical Products	6,324	25%	6,860	24%	6,544	23%
	$25,161	100%	$28,448	100%	$28,157	100%

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

Our principal licensee is CCI.  In July 2004, we entered into a ten-year exclusive license agreement, which replaced the expiring five-year license agreement, giving CCI distribution rights in 31 countries, including mainly Russia and countries in Eastern Europe.  CCI accounted for 98%, 99% and 98% of licensee net sales in 2012, 2011 and 2010, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Pricing for individual products sold to CCI is reviewed periodically by the Company. Implementation of price changes requires 60 days' notice to CCI.

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

In late March 2010, we began selling selected Nutritional Products in Taiwan under a not-for-resale (“NFR”) program. This program was later expanded to include Brunei, Singapore and Hong Kong. The NFR program allows consumers in the NFR market to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. Based on the favorable response to this program, we opened an office and distribution facility in Taiwan on October 1, 2011. We believe that providing local marketing and sales support, customer service and product order fulfillment provides a better platform to generate additional sales growth in the Taiwan market. We will consider opening additional offices in Southeast Asia as expansion opportunities develop.

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

The following table sets forth the Associate network net sales by geographic region as a percentage of total Associate network net sales for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
U.S.	56%	69%	72%
Canada	19%	19%	18%
Southeast Asia	25%	12%	10%
	100%	100%	100%

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

One medical/surgical dealer accounts for a significant portion of our Medical Products sales. This dealer distributes our Medical Products primarily to nursing homes, and obtains reimbursement for the price of our products from Medicare. This dealer accounted for 53%, 59% and 61% of our Medical Products net sales in 2012, 2011 and 2010, respectively. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection, as further described in Part I, Item 1. Business and Item 1A. Risk Factors.

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

In September 2009, we adopted a new Associate compensation plan under which all of our Associates are now compensated.   After adoption of the current compensation plan, the portion of sales incentives classified as rebates decreased while the portion of sales incentives classified as distributor commissions increased.  In order to help provide a smooth transition from the former compensation plan to the current compensation plan, we provided performance-based commission subsidies to certain Associates, which increased overall commission expense during 2010, 2011 and 2012. One portion of this commission subsidy program ended as of August 31, 2011, while the remainder of the program ended December 31, 2012.

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

Casualty Gain. In 2012, the Company recognized a casualty gain in connection with the replacement of the roof of its facility in Irving, Texas and reimbursement for a related claim under a replacement cost insurance policy. The replacement of the roof was necessitated by a hailstorm which occurred in May 2011. See the discussion of the restatement of the Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 under Critical Accounting Policies and Estimates for further details.

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

Restatement. On March 5, 2013, the Audit Committee of the Company's Board of Directors determined that the Company's previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 contained an error in accounting with respect to the replacement of the roof of the Company's facility in Irving, Texas in 2012 and the related application of insurance proceeds received as a result of a hailstorm that occurred in the prior year. As a result, the Audit Committee, in consultation with management and Lane Gorman Trubitt, PLLC., the Company's independent registered public accounting firm, concluded that the Company's unaudited financial statements included in the Forms 10-Q for the periods ended June 30, 2012 and September 30, 2012 should no longer be relied upon and should be restated.
The Company's roof on its facility in Irving, Texas was severely damaged by a hailstorm in May 2011. The Company carried replacement cost insurance coverage, subject to a $10,000 deductible with respect to such roof. In November 2011, the insurance carrier agreed that the roof was an insured loss, and replacement of the roof would be reimbursed, subject to the deductible. The Company engaged a contractor, and the roof was replaced with the work completed in April 2012.
Because the existing roof was still serviceable on the date of the hailstorm, the Company believed that the replacement of the roof and reimbursement from the insurance company represented necessary maintenance, and did not represent the acquisition of a capital asset, nor did it materially change the expected useful life or the value of the building taken as a whole. Accordingly, the repair costs and offsetting insurance proceeds were reported in general and administrative expense on the Company's condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012.
Subsequently, in consultation with the Company's independent registered public accounting firm, the Company concluded that, pursuant to the provisions of ASC 605-40-25, the damage to the old roof represented an involuntary conversion of a non-monetary asset. Under ASC 605-40-25, to the extent that the cost of a non-monetary asset differs from the amount of monetary assets received, the transaction results in the realization of a gain or loss that shall be recognized. The correction of this error resulted in the capitalization of the cost of the roof replacement on the Company's condensed consolidated balance sheets as of June 30, 2012 and September 30, 2012. The correction also resulted in the recognition of a casualty gain on the Company's condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012, and reclassification of amounts presented on the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2012 and the nine months ended September 30, 2012. Amendments to the Company's Forms 10-Q for both periods were filed with the SEC on March 8, 2013.
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
Intangible Assets.  We review the carrying value of our goodwill and other intangible assets at the end of each year and at other times if events and circumstances warrant such a review. The method used for this review uses estimates of future sales and cash flows. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future sales, cash flow and fair value are reasonable. Changes in estimates of sales, cash flow and fair value, however, could affect the evaluation. See Note L to the Company's Consolidated Financial Statements under Item 15 elsewhere in this report for a discussion of the fair value assumptions used for assessing goodwill for impairment.

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

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award.  The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. The expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future.  We recognized share-based compensation expense of approximately $38,300, $44,500 and $56,400 for the years ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.8%	49.7%	51.4%
Gross profit	50.2%	50.3%	48.6%
Operating expenses:
General and administrative	39.0%	33.9%	32.8%
Distributor commissions	12.8%	15.2%	10.4%
Depreciation and amortization	2.1%	1.5%	1.7%
Casualty gain	(1.8)%	—%	—%
Total operating expenses	52.1%	50.6%	44.9%
Operating profit (loss)	(1.9)%	(0.3)%	3.7%
Interest expense	0.5%	0.4%	0.5%
Earnings (loss) before income taxes	(2.4)%	(0.7)%	3.2%
Income tax expense (benefit)	(1.1)%	(0.4)%	1.2%
Net earnings (loss)	(1.3)%	(0.3)%	2.0%

2012 Compared with 2011 (000's except per share amounts)

Net sales.  Net sales for the year ended December 31, 2012 were $25,160 compared with net sales for the prior year of $28,448, a decrease of $3,288 or 12%.  This decrease was due to a $2,751 decrease in net sales of Nutritional Products. and a decrease of $536 in net sales of Medical Products.  The decrease in net sales of Nutritional Products was attributable to a decline in net sales to our licensees of $1,650, and a decrease in net sales to our Associate network of $1,101.

The decrease in net sales to our licensees of $1,650 resulted from a decrease in sales to CCI.  Net sales to CCI decreased 14%, in 2012 compared with 2011.  Since 2009, CCI's business has been negatively affected by the global economic recession and other factors within its markets; accordingly, our sales to this customer have declined.

Net sales in the Associate network channel are generally dependent on the number and productivity of our Associates. Net sales through the Associate network decreased $1,101, or 13%, during 2012 compared with 2011, This decrease is primarily a result of fewer new Associates recruited in 2012, as well as a decline in the average sales per new Associate. These decreases are attributable to certain marketing and sales initiatives conducted during 2011 that were not repeated in 2012. During the second quarter of 2011, we launched a new product, Stem-Kine, and offered special price discounts on the purchase of Stem Kine in connection with the product launch. Stem Kine is a dietary supplement that has been shown in published human clinical studies to nutritionally enable bone marrow and other tissues to increase their production of stem cells, which form the natural repair and renewal system of the body. In addition, we offered a high-commission entry pack program that attracted a large number of new

Associates to join the Company. Existing Associates heavily promoted sales of this entry pack in 2011 as they sought to win a Company sponsored sales contest and take advantage of the high commissions associated with this transaction. Although these initiatives generated a significant amount of incremental sales in 2011, they did not provide a commensurate increase in operating profits. Because of these results, these initiatives were not repeated in 2012.

The $536 decrease in net sales of Medical Products resulted from decreased sales to the largest customer in this segment, which distributes wound care products and provides services to the long-term care market. Sales to this dealer in 2012 accounted for 54% of Medical Products net sales. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection as described above under the section "Overview - Medical Products Distribution"

Cost of sales.  Cost of sales for the year ended December 31, 2012 was $12,528 compared with cost of sales in the prior year of $14,132, a decrease of $1,604 or 11%.  As a percentage of net sales, cost of sales was 50% in 2012 and 2011.

General and administrative.  General and administrative expenses for the year ended December 31, 2012, were $9,809 compared with 2011 expenses of $9,634, an increase of $175, or 2%.  The increase was attributable to additional expenses of approximately $361 for the operation of the Company's Taiwan branch for a full year, increased costs for product testing of $157 and additional salaries and benefits related to management realignment of $46. These costs were partially offset by favorable foreign currency translation adjustments of $85, proceeds from the sale of a trademark of $70, reduced legal and professional fees of $62, reduced marketing costs of $54 and reduced credit card fees and other costs of $108. As a percentage of net sales, general and administrative expenses were 39% in 2012 compared with 34% in 2011.  This percentage increase is attributable to deleveraging as a result of the sales decrease in 2012, as well as the increase in costs identified above.

Distributor commissions.  Distributor commissions for the year ended December 31, 2012 were $3,215 compared with distributor commissions in 2011 of $4,312, a decrease of $1,097 or 25%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, were 42% in 2012 compared with 50% in 2011.  This decrease was primarily attributable to certain changes in our associate compensation plan implemented in the first quarter of 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 13% in 2012 compared with 15% in 2011.

Casualty Gain. In 2012, the Company recognized a casualty gain of $443 in connection with the replacement of the roof of its facility in Irving, Texas and reimbursement for a related claim under a replacement cost insurance policy. The replacement of the roof was necessitated by a hailstorm which occurred in May 2011. See the discussion of the restatement of the Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012 under Critical Accounting Policies and Estimates for further details.

Income taxes.  We recorded an income tax benefit of $228 in 2012 based on our estimate of the effective annual income tax rate, giving effect to certain credits and deductions. We recorded an income tax benefit of $139 in 2011 based on our estimate of the effective annual income tax rate, giving effect to certain credits and deductions, primarily research and development credits and domestic production activities deductions, that were available to recover taxes paid in prior periods. Our effective income tax rates in 2012 and 2011 were 38.7% and 66.1%, respectively.

Net loss.  The net loss for the year ended December 31, 2012 was $361, or $0.02 per diluted share, compared with a net loss in the prior year of $71, or $0.00 per diluted share.  This decline resulted from the factors described above.

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

Income taxes.  We recorded an income tax benefit of $139 in 2011 based on our estimate of the effective annual income tax rate, giving effect to certain credits and deductions, primarily research and development credits and domestic production activities deductions, that were available to recover taxes paid in prior periods. We recorded income tax expense of $333 in 2010 based on our estimate of the effective annual income tax rate. Our effective income tax rate in 2011 was 66.1%.

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

Cash and working capital.  During the year ended December 31, 2012, we had a net increase in cash of $38, which compares to a net decrease in cash in 2011 of $362.  At December 31, 2012, we had working capital of $5,120, a $448 decrease from working capital at December 31, 2011 of $5,568.  This decrease in working capital reflects a decrease in current assets of $822 and an increase in current liabilities of $375.  The reasons for the changes in cash and working capital are further described below.

Operating activities. In 2012, our operating activities provided cash flows of $445 compared with $125 in 2011.  The increase in operating cash flow of $320 was primarily attributable to a reduction of inventory in 2012 of $1,375 compared to an increase in 2011 of $1,111 which resulted in a cash flow increase of $2,486. This increase was partially offset by a decrease in accounts payable and accrued expenses of $589 in 2012, compared to an increase of $153 in 2011, resulting in a cash flow reduction of $742. Also, in 2012, the net loss adjusted for non-cash activities, mainly depreciation and amortization, share-based compensation, (gain) loss on disposition of equipment and deferred taxes, used cash flows of $73 whereas they provided cash of $423 in 2011, further reducing cash flow by $496. Finally, increases in accounts receivable, prepaid expenses and other assets and a smaller increase in deferred revenue also reduced our cash flow.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued operating expenses and deferred revenues.  Because net sales to licensees represent close to 45% of consolidated net sales, one of the most significant factors that can affect our working capital accounts is the arrangement we maintain with our licensees, principally CCI.  In accordance with our license agreements, product orders from licensees are generally accompanied by a cash deposit equal to 50% of the value of the order.  These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders.  In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs.  CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account.  Accordingly, because we do not recognize a sale to CCI until products are shipped from our warehouse, there can be a significant difference in timing between the date we receive cash from CCI and the date we recognize the related gross profit in our statement of operations.  Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue.  Deposits we make with our suppliers are recorded as prepaid expenses.  Inventory held in our warehouse for CCI’s account is reported as inventory in our financial statements until it is shipped to CCI.

Investing activities.  During 2012, we used cash of $805 to replace the roof on the Company's facility in Irving, Texas and purchase other property and equipment. The roof replacement was largely funded through insurance proceeds of $625.

Financing activities.  During 2012, financing activities used net cash flows of $182, which represented repayment of long-term debt.

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

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2012:

	Payments Due by Period (000’s)
Contractual Obligations	Total	2013	2014-2015	2015-2016	2018 and beyond
Long-term debt	$1,546	$197	$442	$516	$391
Operating leases	477	169	176	132	—
Purchase obligations (1)	3,172	3,172	—	—	—
Employment agreements	2,475	1,378	924	173	—
 ____________________
(1) Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.  These purchase orders are primarily related to the purchase of inventory.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.

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

Foreign exchange. We have foreign-based operations in Canada which accounted for 6% of 2012 net sales.  We also opened a branch in Taiwan on October 1, 2011, which operations accounted for 8% of 2012 net sales. We advance funds to and from our foreign operations denominated in U.S. dollars, exposing the foreign operation to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $712,000 and $1,267,000 to our Canadian operation and Taiwan operation, respectively, at December 31, 2012, a 10% adverse change in the currency rate would reduce earnings (loss) before income taxes by approximately $197,900.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2012 , the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2012, were not effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Identification of a Material Weakness

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of the audit of the Company's financial statements as of and for the 12 months ended December 31, 2012, management and Lane Gorman Trubitt, PLLC., the Company's independent registered public accounting firm reviewed the accounting for the replacement of the roof of the Company's facility in Irving, Texas and the related reimbursement received from the Company's insurance carrier. On March 5, 2013, the Audit Committee of the Company's Board of Directors determined that the Company's previously issued unaudited financial statements for the three and six months ended June 30, 2012, and the three and nine months ended September 30, 2012 contained an error in accounting with respect to these transactions. As a result, the Audit Committee concluded that the Company's unaudited financial statements included in the Form 10-Q for the three and six month periods ended June 30, 2012 and the three and nine month periods ended September 30, 2012 should no longer be relied upon and should be amended and restated. See "Critical Accounting Policies and Estimates - Restatement" above for a discussion of this error.
As a result of the restatement described above, our management has determined that a material weakness existed in our internal controls over financial reporting with respect to the analysis of and accounting for the transactions described above. Due to the material weakness in internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.
Remediation of Material Weakness
In March, 2013, the Company reviewed the factors which led to the restatement of the Company's unaudited financial statements for the three and six months ended June 30, 2012 and the three and nine months ended September 30, 2012. Management determined that the unique nature of the circumstances surrounding the roof replacement and ambiguity as to the potential future benefits were factors that led to the selection of the accounting treatment that was initially applied to the transactions.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission. Accordingly, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 19, 2013, pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report, and certain information included in such proxy statement is incorporated herein by reference. Only those sections of the proxy statement that specifically address the items set forth herein are incorporated by reference.

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

(a)(1)     Financial Statements.  The following financial statements and related documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, PLLC.

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules.  None.

(a)(3)     Exhibits.  The following exhibits are filed as part of this report:

Ex. No.	Description

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Amendment No. 1 to Bylaws (5)

3.3	Amendment No. 2 to Bylaws (11)

4.1	Specimen copy of Certificate for Common Stock (2)

4.2	The 2003 Stock Incentive Plan (3)

4.3	The 2006 Stock Incentive Plan (8)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Mortgage Note, dated March 15, 2001, in the principal amount of $3,000,000, executed by Royal BodyCare, Inc. and Clinton H. Howard in favor of Allstate Life Insurance Company(9)

10.4
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 16, 2001, between Royal BodyCare, Inc., as Trustor, Robin R. Green, as Trustee and Allstate Life Insurance Company, as Beneficiary(9)

10.5	Exclusive Distributorship Agreement, dated as of July 14, 2004, between Royal BodyCare, Inc. and Coral Club International, Inc.(7)

10.6	Employment Agreement dated August 3, 2010 between RBC Life Sciences, Inc. and Clinton H. Howard (12)

10.7	Employment Agreement dated August 6, 2012, between RBC Life Sciences, Inc. and Steven E. Brown (13)

10.8	Employment Agreement dated August 6, 2012, between RBC Life Sciences, Inc. and Richard S. Jablonski (13)

10.9	Employment Agreement dated December 19, 2012 between RBC Life Sciences, Inc. and Kevin B. Young*

14.1	Code of Ethics(6)

21.1	List of company subsidiaries*

23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference *

23.2	Consent of Gardere Wynne Sewell LLP, legal counsel (4)

24.1	Power of Attorney (4)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith
** Filed electronically herewith

(1) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(2) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(3) Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(4) Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003
(5) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(6) Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004
(7) Incorporated by reference to the Current Report on Form 8-K filed July 27, 2004
(8)  Incorporated by reference to the registration statement filed on Form S-8 filed December 22, 2006
(9)  Incorporated by reference to the Annual Report on Form 10-K filed March 13, 2009
(10)  Incorporated by reference to the Annual Report on Form 10-K filed March 11, 2010
(11) Incorporated by reference to the Current Report on Form 8-K filed April 9, 2010
(12) Incorporated by reference to the Current Report on Form 8-K filed August 5, 2010
(13) Incorporated by reference to the Current Report on Form 8-K filed August 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC LIFE SCIENCES, INC.,
a Nevada corporation

Date:	March 28, 2013	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard	Chairman of the Board of Directors,
Clinton H. Howard	Chief Executive Officer
	(principal executive officer)	March 28, 2013

/s/ Richard S. Jablonski	Vice President, Finance,
Richard S. Jablonski	Chief Financial Officer	March 28, 2013
(principal financial and accounting officer)

/s/ Steven E. Brown	President and Director
Steven E. Brown		March 28, 2013

/s/ Joseph. P. Philipp	Director
Joseph P. Philipp		March 28, 2013

/s/ Robert A. Kaiser	Director
Robert A. Kaiser		March 28, 2013

/s/ Andrew V. Howard	Director	March 28, 2013
Andrew V. Howard

/s/ Cynthia L. Tysinger	Director	March 28, 2013
Cynthia L. Tysinger

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RBC Life Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

LANE GORMAN TRUBITT, PLLC.

Dallas, Texas
March 28, 2013

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$3,896,087	$3,858,544
Accounts receivable, net of allowance for doubtful accounts of $27,417 and $29,361, respectively	877,275	585,593
Inventories	5,084,900	6,448,934
Deferred income taxes	462,088	460,868
Prepaid expenses and other current assets	833,458	623,288
Total current assets	11,153,808	11,977,227
Property and equipment, net of accumulated depreciation	4,488,374	4,486,771
Goodwill, net of accumulated amortization	2,298,020	2,286,859
Other intangible assets, net of accumulated amortization	43,936	49,894
Other assets	30,283	24,995
	$18,014,421	$18,825,746
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, trade	$1,495,194	$2,170,690
Accrued liabilities	1,111,131	1,065,840
Current maturities of long-term obligations	196,678	182,056
Deferred revenue	3,230,506	2,990,333
Total current liabilities	6,033,509	6,408,919
Long-term obligations, less current maturities	1,348,821	1,545,499
Deferred income taxes	1,116,593	1,007,977
Commitments and contingencies
Shareholders' equity
Common stock, $0.001 par value; authorized 50,000,000 shares; 22,228,834 shares issued and outstanding in 2012 and 2011	22,229	22,229
Additional paid-in capital	13,688,730	13,650,414
Accumulated deficit	(4,314,278)	(3,952,842)
Accumulated other comprehensive income	118,817	143,550
	9,515,498	9,863,351
	$18,014,421	$18,825,746

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

	2012	2011	2010
Net sales	$25,160,172	$28,447,967	$28,157,010
Cost of sales	12,528,218	14,132,424	14,471,200
Gross profit	12,631,954	14,315,543	13,685,810
Operating expenses
General and administrative	9,808,930	9,634,076	9,228,190
Distributor commissions	3,214,664	4,312,288	2,937,851
Depreciation and amortization	515,017	440,064	475,998
Casualty gain	(443,064)	—	—
Total operating expenses	13,095,547	14,386,428	12,642,039
Operating profit (loss)	(463,593)	(70,885)	1,043,771
Interest expense	126,333	139,955	152,564
Earnings (loss) before income taxes	(589,926)	(210,840)	891,207
Income tax expense (benefit)	(228,490)	(139,346)	333,461
Net earnings (loss)	$(361,436)	$(71,494)	$557,746

Other comprehensive income (loss):
Foreign currency translation adjustment	$(24,733)	$14,774	$(2,876)
Comprehensive income (loss)	$(386,169)	$(56,720)	$554,870

Basic earnings (loss) per share	$(0.02)	$(0.00)	$0.03
Basic weighted average shares outstanding	22,228,834	22,228,834	21,998,659
Diluted earnings (loss) per share	$(0.02)	$(0.00)	$0.02
Diluted weighted average shares outstanding	22,228,834	22,228,834	22,435,697

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2010	21,921,934	$21,922	$13,504,874	$(4,439,094)	$131,652	$9,219,354
Comprehensive income (loss)
Net earnings	—	—	—	557,746	—	557,746
Foreign currency translation adjustment	—	—	—	—	(2,876)	(2,876)
Total comprehensive income						554,870
Exercise of common stock options	306,900	307	44,612	—	—	44,919
Share-based compensation	—	—	56,436	—	—	56,436
Balance at December 31, 2010	22,228,834	22,229	13,605,922	(3,881,348)	128,776	9,875,579
Comprehensive income (loss)
Net loss	—	—	—	(71,494)	—	(71,494)
Foreign currency translation adjustment	—	—	—	—	14,774	14,774
Total comprehensive income (loss)						(56,720)
Exercise of common stock options	—	—	—	—	—	—
Share-based compensation	—	—	44,492	—	—	44,492
Balance at December 31, 2011	22,228,834	22,229	13,650,414	(3,952,842)	143,550	9,863,351
Comprehensive loss
Net loss	—	—	—	(361,436)	—	(361,436)
Foreign currency translation adjustment	—	—	—	—	(24,733)	(24,733)
Total comprehensive loss						(386,169)
Share-based compensation	—	—	38,316	—	—	38,316
Balance at December 31, 2012	22,228,834	$22,229	$13,688,730	$(4,314,278)	$118,817	$9,515,498

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2012	2011	2010
Cash flows from operating activities
Net earnings (loss)	$(361,436)	$(71,494)	$557,746
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	584,737	506,583	539,289
(Gain) loss on disposition of assets	—	(5,042)	23,071
Deferred income taxes	108,611	(51,385)	104,513
Share-based compensation	38,316	44,492	56,436
Casualty gain	(443,064)	—	—
Change in operating assets and liabilities
Accounts receivable	(291,646)	(92,541)	84,914
Inventories	1,375,057	(1,111,364)	6,310
Prepaid expenses and other current assets	(207,442)	182,676	84,785
Other assets	(4,303)	70,148	(84,722)
Accounts payable, trade	(632,973)	59,713	303,759
Accrued liabilities	44,412	92,584	49,773
Deferred revenue	235,083	500,927	(1,181,143)
Net cash provided by operating activities	445,352	125,297	544,731
Cash flows from investing activities
Purchase of property and equipment	(805,385)	(350,414)	(163,269)
Proceeds from insurance policy	625,247	—	—
Proceeds from sale of equipment	—	5,041	6,979
Net cash used in investing activities	(180,138)	(345,373)	(156,290)
Cash flows from financing activities
Exercise of common stock options	—	—	44,919
Payments of long-term obligations	(182,056)	(168,522)	(155,994)
Net cash used in financing activities	(182,056)	(168,522)	(111,075)
Effect of exchange rate changes on cash flows	(45,615)	26,990	(29,325)
Net increase (decrease) in cash and cash equivalents	37,543	(361,608)	248,041
Cash and cash equivalents at beginning of year	3,858,544	4,220,152	3,972,111
Cash and cash equivalents at end of year	$3,896,087	$3,858,544	$4,220,152
Supplemental cash flow disclosures
Interest paid	$127,509	$141,043	$153,572
Income taxes paid/(refunds received), net	(119,881)	(236,459)	1,468

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

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time.  At December 31, 2012 and 2011, $71,000 and $47,000, respectively, were held in a Canadian bank and at December 31, 2012 and 2011, $322,000 and $106,000, respectively, were held in a Taiwanese bank.  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Intangible Assets and Amortization - Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets with finite lives are amortized over their useful lives.  At December 31, 2012 and 2011, the Company’s intangible assets with finite lives consisted of copyrights, trademarks, other registrations and other intangibles, which are amortized over an average life of 19 years.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has designated year end as the date of its annual goodwill impairment test.  The Company tests goodwill for impairment by comparing the carrying value of a reporting unit, including goodwill, to the fair value of the unit.  Fair value is determined by estimating the present value of future cash flows.  An impairment loss would be recognized if the carrying value of a reporting unit exceeds the implied fair value.  To date, the Company has not recognized any impairment losses related to the carrying value of its goodwill. See Note L for a discussion of the fair value assumptions used for assessing goodwill for impairment.

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

The Company’s agreements with its third-party licensees generally provide that licensees pay to the Company a monthly royalty, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements.  Royalties paid by licensees are recorded as sales and amounted to $2,003,000, $2,085,000 and $2,192,000 in 2012, 2011 and 2010, respectively.

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan.  These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization.  Most commissions are paid to Associates monthly.  Sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense.  Associates can earn rebates if the amount of their personal monthly sales exceeds a threshold amount set forth under the Associate compensation plan.  Associate rebates recorded as a reduction of sales were $272,000, $273,000 and $261,000 in 2012, 2011 and 2010, respectively.

Casualty Gain. In 2012, the Company recognized a casualty gain in connection with the replacement of the roof of its facility in Irving, Texas and reimbursement for a related claim under a replacement cost insurance policy. The replacement of the roof was necessitated by a hailstorm which occurred in May 2011.

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

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At December 31, 2012, fair value of fixed-rate long-term debt was $1,713,000, which was $168,000 above the carrying value of $1,545,000.  At December 31, 2011, fair value of fixed-rate long-term debt was $1,931,000, which was $203,000 above the carrying value of $1,728,000. See Note L for a discussion of the fair value assumptions used for determining the fair value of our fixed-rate long-term debt.

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

Advertising - Advertising expense is charged to operations when incurred.  Advertising expenses were $117,000, $64,000 and $57,000 in 2012, 2011 and 2010, respectively.

Translation of Foreign Currencies - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date.  Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as a component of other comprehensive income (loss) in shareholders' equity.  Gains and losses on foreign currency transactions are included in the consolidated statements of operations. In 2012, the Company recorded a gain on foreign currency transactions of $40,000. In 2011, the Company recorded a loss on foreign currency transactions of $45,000.

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

Recent Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”), which is intended to simplify how entities test for impairment of goodwill. Under the new guidance, an entity has the option of first assessing qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 in the first quarter of 2012. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires an entity to present components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the provisions of ASU 2011-05 as of January 1, 2012 using the single continuous statement presentation. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between US GAAP and international financial reporting standards (“IFRS”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements, and provide additional disclosure requirements. This standard is effective during interim and annual periods beginning on or after December 15, 2011. We adopted ASU 2011-04 in the first quarter of 2012. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2012 and 2011, accounts receivable consist of the following:

	2012	2011
Accounts receivable
Trade	$904,692	$614,804
Other	—	150
Total	904,692	614,954
Less allowance for doubtful accounts	27,417	29,361
Net accounts receivable	$877,275	$585,593

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Beginning balance	$29,361	$30,357
Bad debt provision	9,019	42,744
Accounts written off	(10,963)	(43,740)
Ending balance	$27,417	$29,361

NOTE D – INVENTORIES

At December 31, 2012 and 2011, inventories consist of the following:

	2012	2011
Raw materials and bulk products	$176,872	$373,409
Packaging materials	364,258	346,844
Finished goods	4,543,770	5,728,681
	$5,084,900	$6,448,934

Inventories are stated at the lower of cost or market. The Company reviews products based on expiration date and expected rate of sale to determine if the expected net realizable value of products are less than cost. A valuation reserve is established to reduce the carrying value of those products to their net realizable value. The valuation reserve was $290,000 and $197,000 at December 31, 2012 and December 31, 2012, respectively.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2012 and 2011, prepaid expenses and other current assets consist of the following:

	2012	2011
Advance payments to suppliers	$223,267	$290,373
Prepaid income taxes	303,983	76,557
Certificates of deposit – restricted	85,357	83,598
Prepaid insurance and other	220,851	172,760
Total	$833,458	$623,288

At December 31, 2012 and 2011, the Company held certificates of deposit in the amount of approximately $85,000 and $84,000, respectively, which were pledged to secure surety bonds.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment consist of the following:

	2012	2011
Building and improvements	$3,812,692	$3,523,428
Computer software and office equipment	2,444,383	2,381,345
Warehouse equipment	234,625	235,632
Automotive equipment	14,717	14,717
	6,506,417	6,155,122
Less accumulated depreciation and amortization	3,159,216	2,809,524
	3,347,201	3,345,598
Land	1,141,173	1,141,173
	$4,488,374	$4,486,771

Depreciation expense totaled approximately $554,100 , $500,600 and $533,300 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing. See Note L for a discussion of the fair value assumptions used for assessing goodwill for impairment.

Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, January 1, 2011	$3,429,940	$(1,134,670)
Currency translation adjustment	(16,413)	8,002
Balance, December 31, 2011	3,413,527	(1,126,668)
Currency translation adjustment	21,778	(10,617)
Balance, December 31, 2012	$3,435,305	$(1,137,285)

At December 31, 2012 and 2011, other intangible assets consist of the following:

	2012			2011
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Average Life (years)	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(60,119)	19	$99,100	$(54,834)
Other	19	12,600	(7,644)	19	12,600	(6,972)
		$111,700	$(67,763)		$111,700	$(61,806)

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to other intangible assets totaled approximately $6,000 for the years ended December 31, 2012 and 2011.  The aggregate estimated amortization expense for other intangible assets is as follows:

Year ended December 31,
2013	$5,957
2014	5,957
2015	5,957
2016	5,957
2017	5,957
Thereafter	14,152
$43,937

NOTE H – ACCRUED LIABILITIES

At December 31, 2012 and 2011, accrued liabilities consist of the following:

	2012	2011
Distributor commissions	$443,707	$511,358
Salaries and wages	499,894	433,164
Sales and property taxes	69,483	31,922
Medical Products Sales Rebates	52,611	52,760
Interest	9,981	11,156
Other	35,455	25,480
Total	$1,111,131	$1,065,840

NOTE I – LONG-TERM OBLIGATIONS

At December 31, 2012 and 2011, long-term obligations consist of the following:

	2012	2011
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s CEO and Chairman of the Board of Directors	$1,545,499	$1,727,555
Less – current maturities	196,678	182,056
	$1,348,821	$1,545,499

Long-term obligation payments payable in the next five years are as follows:

Year ended December 31,
2013	$196,678
2014	212,474
2015	229,538
2016	247,973
2017	267,889
Thereafter	390,947
$1,545,499

NOTE J – SHARE-BASED COMPENSATION

Stock incentive plans - On July 1, 1998, the Company’s shareholders adopted the 1998 Stock Option Plan and reserved 500,000 shares of common stock for issuance under this plan.  Effective September 4, 2003, the Company’s shareholders adopted

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an amendment and restatement of this plan, which, among other things, increased the number of shares reserved under this plan to 3,500,000. This plan expired July 1, 2008 although options granted under this plan remain outstanding at December 31, 2012.

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

Stock Option Accounting - The Company recognizes share-based compensation expense based on the fair value of share-based awards as estimated at the grant date.  Share-based compensation expense for 2012, 2011 and 2010 was approximately $38,300, $44,500 and $56,400, respectively, and is classified as a general and administrative expense.  Tax benefits related to this expense were immaterial because virtually all share-based compensation resulted from grants of ISOs.  No tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.  The Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no material excess tax benefits in 2012, 2011 or 2010.

Fair Value - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Weighted average expected life (years)	4.5 - 6.0	5.0 - 9.0	9.0
Risk-free interest rate	0.6% - 1.0%	0.9% - 3.3%	3.1%
Expected volatility	245% - 310%	86% - 98%	105%
Expected dividend yield	—%	—%	—%

The weighted average expected life is based on the option term.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.  The expected volatility is based on historical volatility rates.  The expected dividend yield is 0.0% since the Company has no history of paying dividends and currently has no plans to do so.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity - A summary of stock option activity for the three years ended December 31, 2012 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	2,130,440	$0.40
Granted	25,000	0.36
Exercised	(306,900)	0.15
Forfeited/Canceled	(650,150)	0.63
Outstanding on December 31, 2010	1,198,390	0.30
Granted	57,000	0.25
Exercised	—	—
Forfeited/Canceled	(64,820)	0.50
Outstanding on December 31, 2011	1,190,570	0.33
Granted	116,800	0.24
Exercised	—	—
Forfeited/Canceled	(446,110)	0.18
Outstanding on December 31, 2012	861,260	$0.40	4.4	$1,000
Exercisable on December 31, 2012	661,500	$0.41	3.5	$1,000

A summary of the status of the Company’s non-vested stock options as of December 31, 2012, and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options January 1, 2012	179,910	$0.44
Non-vested stock options granted	116,800	0.24
Vested stock options	(80,170)	0.47
Forfeited stock options	(16,780)	0.17
Non-vested stock options at December 31, 2012	199,760	0.29

Additional information related to stock options granted, vested and exercised for the three years ended December 31, 2012 is a follows:

	Year Ended December 31,
	2012	2011	2010
Grant date fair value of stock options granted	$27,663	$11,879	$8,100
Grant date fair value of stock options vested	37,814	53,871	90,810
Intrinsic value of stock options exercised	—	—	47,151

As of December 31, 2012, there was approximately $55,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 2.5 years.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – INCOME TAXES

The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income tax expense (benefit) at statutory rate	$(200,575)	$(71,686)	$303,010
State income taxes, net of federal benefit	6,490	674	5,529
Share-based compensation	10,682	11,253	15,306
Effect of foreign operations, net of foreign tax credits	9,404	(801)	(9,957)
Change in valuation allowance	(3,548)	(2,127)	91,537
Other, net	(50,943)	(76,659)	(71,964)
Income tax expense (benefit)	$(228,490)	$(139,346)	$333,461

Deferred tax assets and liabilities at December 31, 2012 and 2011 are comprised of the following:

	December 31,
	2012	2011
Deferred tax assets related to:
Inventories	$365,087	$374,307
Accounts receivable and other assets	9,596	10,276
Accrued liabilities	81,647	87,645
Tax loss and tax credit carryforwards	70,102	465,121
Other	21,965	14,074
	548,397	951,423
Valuation allowance	—	(408,131)
Net deferred tax assets	548,397	543,292
Deferred tax liabilities related to:
Property and equipment	(596,290)	(488,714)
Intangible assets	(606,612)	(601,687)
Deferred tax liabilities	(1,202,902)	(1,090,401)
Net deferred tax liabilities	$(654,505)	$(547,109)

Net current deferred tax assets	$462,088	$460,868
Net long-term deferred tax liabilities	(1,116,593)	(1,007,977)
	$(654,505)	$(547,109)

The Company’s valuation allowance in 2011 relates to deferred tax assets of its Canadian subsidiary. In February 2013, the Canada Revenue Agency completed an audit of the Company's income tax returns for the period 2008-2011. As a result of that audit, the Company and the Canada Revenue Agency agreed to a change in the transfer pricing between the Company's US and Canadian subsidiaries. As a result, net operating losses of approximately $940,000 for the period 2008-2011 have been reversed, reducing deferred tax assets by approximately $376,000. Because of the history of operating losses in Canada, and the uncertainty related to recovery of the deferred tax assets, a valuation allowance for most of the Canadian deferred tax assets had been established. Accordingly, the write-off of these deferred tax assets did not significantly impact the Company's financial position or results of operations.

At December 31, 2012 and 2011, the Company had no unrecognized tax benefits. The Company’s policy is to record any interest and penalties related to gross unrecognized tax benefits within its provision for income taxes.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S., Canada and Taiwan on a federal basis and in certain U.S. state jurisdictions. The most significant taxing jurisdiction is the U.S. federal jurisdiction.  The Company’s 2009 through 2012 tax years remain subject to examination by the IRS for U.S. federal tax purposes.  As of December 31, 2012, no tax years were under examination in any taxing jurisdiction except for tax years 2008 through 2011, which were reviewed by the Canada Revenue Agency, as more fully described above.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$(353,064)	$(87,961)	$228,948
Foreign	10,206	—	—
Deferred
Federal	114,772	(51,385)	104,513
Foreign	(404)	—	—
Income tax expense (benefit)	$(228,490)	$(139,346)	$333,461

NOTE L - FAIR VALUE MEASUREMENTS

As defined in ASC 820, Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

· Level 1-Quoted prices for identical instruments in active markets
· Level 2-Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable and
· Level 3-Instruments with significant unobservable inputs

The fair value of our fixed-rate long-term debt as described in the Financial Instruments section under Note B was determined based on quoted prices for similar instruments in active markets, which are considered to be Level 2 inputs within the fair value hierarchy.

We have also performed the required impairment review related to goodwill, as described in Note B. A fair value-based methodology is utilized in testing the carrying value of goodwill, utilizing assumptions including: (1) a long-term projection of revenues and expenses; (2) estimated discounted future cash flows; (3) weighted-average cost of capital; and (4) expected tax rate. Factors used in the valuation of goodwill include, but are not limited to, management's plans for future operations, recent operating results and discounted projected future cash flows. These factors are considered Level 3 inputs within the fair value hierarchy.

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2013.  Rental expense under non-cancelable operating leases totaled $217,000, $230,000 and $241,000 in 2012, 2011 and 2009, respectively.  Future minimum payments under non-cancelable operating leases are as follows:

Year ended December 31,
2013	$168,913
2014	102,878
2015	73,111
2016	72,802
2017	59,382
$477,086

Employee Arrangements - The Company has entered into employment agreements with certain of its key executives. In July, 2010, the Company entered into an employment agreement with the Company's Chief Executive Officer, expiring December 31, 2012, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 60

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

days prior to the last day of the then current term. Accordingly, the agreement was automatically renewed for an additional one-year period upon expiration in 2012, resulting in a continuation of the terms and conditions under this agreement until December 31, 2013. Among other things, the agreement provides that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary. Upon termination of the agreement, the Chief Executive Officer will receive a specified portion of his salary for an additional three-year period for consulting services.

In August, 2012, the Company entered into an employment agreement with the Company's President, expiring December 31, 2015, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term. Among other things, the agreement provides that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary. In the event that the Company chooses not to renew the agreement, the President will be entitled to one-half of the annual base salary as severance.
In August, 2012, the Company entered into an employment agreement with the Company's Chief Financial Officer, expiring December 31, 2013, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term. Among other things, the agreement provides that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary. In the event that the Company chooses not to renew the agreement, the Chief Financial Officer will be entitled to one-half of the annual base salary as severance.
In December, 2012, the Company entered into employment agreements with four other officers or members of the executive team, expiring December 31, 2013. The agreements generally replaced agreements which had an expiration date of December 31, 2012. Among other things, the agreements provide that if employment is terminated for certain reasons set forth in the agreements, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary.

The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization.  This plan covers employees in the U.S. who are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes discretionary matching contributions equal to 10% of the employees’ contributions.  Total matching contributions made by the Company during 2012, 2011 and 2009 were approximately $12,000, $14,000 and $18,000, respectively.

Litigation - The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes, and obtains reimbursement for the price of our products from Medicare.  This dealer accounted for 53%, 59% and 61% of Medical Products net sales in 2012, 2011 and 2010, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of February 15, 2013, we had approximately $240,000 in pre-petition accounts receivable that are owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2012
Net sales	$18,837	$6,324	$25,160
Depreciation and amortization	511	74	585
Operating profit (loss)	(716)	252	(464)
Capital expenditures	805	—	805
Total assets	15,011	3,003	18,014
Year ended December 31, 2011
Net sales	$21,588	$6,860	$28,448
Depreciation and amortization	436	70	507
Operating profit (loss)	(248)	177	(71)
Capital expenditures	350	—	350
Total assets	16,048	2,777	18,826
Year ended December 31, 2010
Net sales	$21,613	$6,544	$28,157
Depreciation and amortization	458	81	539
Operating profit	675	369	1,044
Capital expenditures	163	—	163
Total assets	15,529	2,815	18,344

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2012, 2011 and 2010 is listed below (in thousands):

	Net Sales	Long-lived Assets
Year ended December 31, 2012
Domestic	$10,548	$6,229
Russia/Eastern Europe	11,010	—
Canada	1,421	545
Southeast Asia	1,898	86
All others	283	—
Totals	$25,160	$6,860
Year ended December 31, 2011
Domestic	$12,765	$6,259
Russia/Eastern Europe	12,785	—
Canada	1,621	533
Southeast Asia	1,051	57
All others	226	—
Totals	$28,448	$6,849
Year ended December 31, 2010
Domestic	$10,792	$6,543
Russia/Eastern Europe	15,375	—
Canada	1,066	542
Southeast Asia	574	—
All others	349	—
Totals	$28,157	$7,085

Significant Customers - The Company recorded sales to CCI, a licensee of the Company, in the amount of $11,010,000, $12,785,000 and $15,375,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company also recorded sales to a medical/surgical dealer (see Note M) in the amount of $3,383,000, $4,043,000 and $3,979,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  These sales accounted for more than 10% of net sales in these years.  In no other case did a customer of the Company account for more than 10% of net sales for the years ended December 31, 2012, 2011 or 2010.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – EARNINGS (LOSS) PER SHARE

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Shares	Per Share
Year ended December 31, 2012
Basic loss per common share	$(361,436)	22,228,834	$(0.02)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(361,436)	22,228,834	$(0.02)

Year ended December 31, 2011
Basic loss per common share	$(71,494)	22,228,834	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(71,494)	22,228,834	$(0.00)

Year ended December 31, 2010
Basic earnings per common share	$557,746	21,998,659	$0.03
Effect of dilutive stock options	—	437,038
Diluted earnings per common share	$557,746	22,435,697	$0.02

For 2012, 2011 and 2010, the number of stock options that were outstanding but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock or were otherwise anti-dilutive, was approximately 1,026,000, 1,191,000 and 826,000, respectively.

NOTE P – RELATED PARTY TRANSACTIONS

Debt Guarantees – The Company’s Chairman of the Board has guaranteed a mortgage note of the Company.  The balance of this note was $1,545,000 at December 31, 2012.

Customer Arrangement – In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement.  In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement.  Deferred revenue associated with CCI’s account, which included (i) deposits received against purchase orders issued to the Company by CCI, (ii) payments received for products held by the Company for shipment to CCI at a later date, and (ii) the unrecognized portion of the license fee, totaled $3,212,000 and $2,976,000 at December 31, 2012 and 2011, respectively. The Company recorded sales to CCI in the amount of $11,010,000, $12,785,000 and $15,375,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Pricing for individual products sold to CCI is reviewed periodically by the Company. Implementation of price changes requires 60 days' notice to CCI. Pursuant to the license agreement between CCI and the Company, CCI also paid royalties to the Company for the years ended December 31, 2012, 2011 and 2010 in the amount of $2,079,000, $2,186,000 and $2,409,000, respectively, which are included in sales.  The president of CCI beneficially owned approximately 18% of the Company’s outstanding common stock at December 31, 2012 and was a member of the Company’s Board of Directors until June 2004.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2012 and 2011 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2012
Net sales	$6,068	$6,549	$6,713	$5,830
Gross profit	3,129	3,455	3,071	2,977
Net earnings (loss)	(73)	320	(328)	(280)
Earnings (loss) per share:
Basic	$(0.00)	$0.01	$(0.01)	$(0.01)
Diluted	$(0.00)	$0.01	$(0.01)	$(0.01)

2011
Net sales	$6,538	$7,494	$7,061	$7,355
Gross profit	3,316	3,985	3,318	3,697
Net earnings (loss)	143	17	(289)	58
Earnings (loss) per share:
Basic	$0.01	$0.00	$(0.01)	$0.00
Diluted	$0.01	$0.00	$(0.01)	$0.00

Exhibit Index

Exhibit Number	Description

10.9	Employment Agreement dated December 19, 2012 between RBC Life Sciences, Inc. and Kevin B. Young

21.1	List of company subsidiaries

23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith