Form 10-Q
period 2013-03-31
RBC LIFE SCIENCES, INC.
filed 2013-05-15
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2013
Common Stock, $0.001 par value per share	22,228,834 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,340,991	$3,896,087
Accounts receivable, net of allowance for doubtful accounts of $32,093 and $27,417, respectively	802,073	877,275
Inventories	4,792,855	5,084,900
Deferred income taxes	451,584	462,088
Prepaid expenses and other current assets	1,255,164	833,458
Total current assets	10,642,667	11,153,808
Property and equipment, net	4,341,304	4,488,374
Goodwill, net	2,286,535	2,298,020
Intangible assets, net	42,447	43,936
Other assets	29,551	30,283
	$17,342,504	$18,014,421
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,562,444	$1,495,194
Accrued liabilities	1,147,594	1,111,131
Current maturities of long-term obligations	200,513	196,678
Deferred revenue	2,516,476	3,230,506
Total current liabilities	5,427,027	6,033,509
Long-term obligations, less current maturities	1,297,231	1,348,821
Deferred income taxes	1,083,715	1,116,593
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at March 31, 2013 and December 31, 2012	22,229	22,229
Additional paid-in capital	13,693,439	13,688,730
Accumulated deficit	(4,321,953)	(4,314,278)
Accumulated other comprehensive income	140,816	118,817
	9,534,531	9,515,498
	$17,342,504	$18,014,421

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended March 31
	2013	2012
Net sales	$5,691,181	$6,068,379
Cost of sales	2,718,253	2,939,595
Gross profit	2,972,928	3,128,784
Operating expenses:
General and administrative	2,168,747	2,319,945
Distributor commissions	654,251	773,158
Depreciation and amortization	126,510	122,717
Total operating expenses	2,949,508	3,215,820
Operating income (loss)	23,420	(87,036)
Interest expense	29,329	32,902
Loss before income taxes	(5,909)	(119,938)
Provision (benefit) for income taxes	1,767	(47,000)
Net loss	(7,676)	(72,938)

Other comprehensive loss:
Foreign currency translation adjustment	(21,999)	(13,991)
Comprehensive loss	$(29,675)	$(86,929)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	22,228,834	22,228,834
Diluted	22,228,834	22,228,834

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,676)	$(72,938)
Adjustment for non-cash items:
Depreciation and amortization	147,008	139,358
Stock-based compensation	4,709	8,928
Deferred income taxes	(23,627)	39,000
Change in operating assets and liabilities:
Accounts receivable	75,207	(542,776)
Inventories	283,761	674,613
Prepaid expenses and other current assets	(424,953)	(298,783)
Other assets	—	(23,442)
Accounts payable and accrued liabilities	113,807	(767,714)
Deferred revenue	(713,885)	(339,077)
Net cash used in operating activities	(545,649)	(1,182,831)
Cash flows from investing activities:
Purchase of property and equipment	—	(16,709)
Net cash used in investing activities	—	(16,709)
Cash flows from financing activities:
Payments of long-term obligations	(47,755)	(44,204)
Net cash used in financing activities	(47,755)	(44,204)
Effect of exchange rate changes on cash flows	38,308	(29,961)
Net decrease in cash and cash equivalents	(555,096)	(1,273,705)
Cash and cash equivalents, beginning of period	3,896,087	3,858,544
Cash and cash equivalents, end of period	$3,340,991	$2,584,839

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), previously filed with the SEC.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which provides guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S. and Canada and branch operations in Taiwan.  This product line is marketed under the “RBC LifeTM” brand name.  In certain markets, primarily the U.S., Canada and Taiwan, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain markets in Southeast Asia and Australia, the Company sells its products through a not-for-resale ("NFR") program. Individuals who participate in the NFR program function similarly to other Associates in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) under the "MPM MedicalTM" brand name through a U.S. subsidiary.  Medical Products are distributed primarily in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds in the acute care, long-term care and oncology markets.

Note C – Inventories:

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials and bulk products	$409,922	$176,872
Packaging materials	350,608	364,258
Finished goods	4,032,325	4,543,770
	$4,792,855	$5,084,900

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
Advance payment to suppliers	$466,228	$223,267
Prepaid income taxes	282,620	303,983
Certificates of deposit - restricted	83,547	85,357
Prepaid insurance and other	422,769	220,851
	$1,255,164	$833,458

At March 31, 2013 and December 31, 2012, the Company held certificates of deposit in the amounts of approximately $84,000 and $85,000, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	March 31, 2013	December 31, 2012
Building and improvements	$3,826,225	$3,812,692
Computer software and office equipment	2,441,955	2,444,383
Warehouse equipment	234,625	234,625
Automotive equipment	14,717	14,717
	6,517,522	6,506,417
Less – accumulated depreciation	(3,317,391)	(3,159,216)
	3,200,131	3,347,201
Land	1,141,173	1,141,173
	$4,341,304	$4,488,374

Depreciation expense totaled approximately $145,500 and $137,900 for the quarters ended March 31, 2013 and 2012, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2012	$3,435,305	$(1,137,285)
Currency translation adjustment	(22,410)	10,925
Balance, March 31, 2013	$3,412,895	$(1,126,360)

 Other intangible assets consist of the following:

		March 31, 2013		December 31, 2012
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(61,441)	$99,100	$(60,119)
Other	19	12,600	(7,812)	12,600	(7,644)
		$111,700	$(69,253)	$111,700	$(67,763)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended March 31, 2013 and 2012.  The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2013 is as follows:

Remainder of 2013	$4,467
2014	5,957
2015	5,957
2016	5,957
2017	5,957
Thereafter	14,152
$42,447

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Distributor commissions	$473,536	$443,707
Salaries and wages	512,121	499,894
Sales and property taxes	77,509	69,483
Medical products sales rebates	50,346	52,611
Interest	9,673	9,981
Other	24,409	35,455
	$1,147,594	$1,111,131

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	March 31, 2013	December 31, 2012
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer	$1,497,744	$1,545,499
Less – current maturities	(200,513)	(196,678)
	$1,297,231	$1,348,821

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At March 31, 2013, the fair value of fixed-rate long-term debt was approximately $1,654,000, which was $156,000 above the carrying value of approximately $1,498,000.  At December 31, 2012, the fair value of fixed-rate long-term debt was approximately $1,713,000, which was $168,000 above the carrying value of approximately $1,545,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $4,700 and $8,900 for the quarters ended March 31, 2013 and 2012, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31
	2013	2012
	(1)	(1)
Weighted average expected life (years)	—	—
Risk-free interest rate	—%	—%
Expected volatility	—%	—%
Expected dividend yield	—%	—%
__________________
(1) There were no option grants during these periods.

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2012	861,260	$0.40
Granted	—	—
Exercised	—	—
Forfeited/canceled	(50,900)	0.56
Outstanding on March 31, 2013	810,360	$0.39	4.1	$1,000
Exercisable on March 31, 2013	610,600	$0.40	3.2	$1,000

A summary of the status of the Company's non-vested stock options as of March 31, 2013 and changes during the three months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2012	199,760	$0.29
Non-vested stock options granted	—	—
Vested stock options	—	—
Forfeited stock options	—	—
Non-vested stock options at March 31, 2013	199,760	0.29

As of March 31, 2013, there was approximately $50,800  of total unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this structure, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the "RBC LifeTM" brand name through subsidiaries in the U.S. and Canada and branch operations in Taiwan.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the U.S., Canada and Southeast Asia, and by licensees in other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of over 40 wound care products under the "MPM MedicalTM" brand name through a subsidiary operating primarily in the U.S.  These wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

The Company evaluates the performance of its segments primarily based on operating profit.  All intercompany transactions have been eliminated, and intersegment revenues are not significant.  In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended March 31, 2013
Net sales	$4,330	$1,361	$5,691
Depreciation and amortization	132	15	147
Operating profit (loss)	47	(24)	23
Capital expenditures	—	—	—
Total assets	14,407	2,936	17,343
Quarter Ended March 31, 2012
Net sales	$4,621	$1,447	$6,068
Depreciation and amortization	119	20	139
Operating profit (loss)	(112)	25	(87)
Capital expenditures	17	—	17
Total assets	14,716	2,869	17,585

Financial information summarized geographically is as follows (in thousands):

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,238	$6,091	$2,552	$6,139
Russia/Eastern Europe	2,518	—	2,736	—
Canada	402	534	367	542
Southeast Asia	488	75	305	79
All others	45	—	109	—
Totals	$5,691	$6,700	$6,068	$6,760

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $2,518,000 and $2,736,000 during the quarters ended March 31, 2013 and 2012, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. See the Overview section under Item 2 located elsewhere in this report for additional information. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $617,000 and $790,000 during the quarters ended March 31, 2013 and 2012, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2013 and 2012.

Note K – Loss Per Share:

Summarized basic and diluted loss per common share were calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Quarter Ended March 31, 2013
Basic loss per common share	$(7,676)	22,228,834	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(7,676)	22,228,834	$(0.00)
Quarter Ended March 31, 2012
Basic loss per common share	$(72,938)	22,228,834	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(72,938)	22,228,834	$(0.00)

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 836,000 and 1,179,000 for the quarters ended March 31, 2013 and 2012, respectively.

Note L – Legal Proceedings:

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes, and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $617,000 and $790,000 of the Company's sales during the three months ended March 31, 2013 and 2012, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has suspended payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. In June 2012, we filed a proof of claim in this bankruptcy proceeding for the unpaid amount owing to us. As of April 30, 2013, we had approximately $240,000 in pre-petition accounts receivable that remain owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

From time to time, we are a party to claims, litigation or other legal or administrative proceedings that we consider to arise in the ordinary course of our business. No assurances can be given regarding the outcome of these or any other pending proceedings, or the ultimate effect such outcomes may have. However, other than as stated above, we do not believe we are a party to any legal or administrative proceedings which, if determined adversely to us, individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2012 Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions.  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and time of future events.  We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and those previously disclosed in Item 1A to Part I of the 2012 Form 10-K.  Many of these factors are beyond the Company's ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to, and disclaim any duty to update, any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Please consider our forward-looking statements in light of those risks as you read this report.

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31
	2013		2012
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$2,541	45%	$2,832	47%
Associate network	1,789	31%	1,789	29%
	4,330	76%	4,621	76%
Medical Products	1,361	24%	1,447	24%
	$5,691	100%	$6,068	100%

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

Our principal licensee is CCI, which accounted for 99% and 97% of licensee net sales in the three months ended March 31, 2013 and 2012, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, as well as other logistical considerations. The backlog related to CCI’s account was $6,872,000 at March 31, 2013 compared to $5,547,000 at March 31, 2012.

Associate Network.  Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is generally dependent upon the sponsorship of new Associates and retention of existing Associates.  Factors affecting the number of new recruits and active Associates include entry into new geographic markets, introduction of new products, and promotional activities.

The following table sets forth the Associate network net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31
	2013	2012
U.S.	51%	62%
Canada	22	21
Southeast Asia	27	17
	100%	100%

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

This segment's largest customer, a medical/surgical dealer, accounted for 45% and 55% of Medical Products net sales during the three months ended March 31, 2013 and 2012. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Note L - Legal Proceedings located elsewhere in this report for further information related to this dealer.

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

Management believes that there have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	47.8	48.4
Gross profit	52.2	51.6
Operating expenses:
General and administrative	38.1	38.2
Distributor commissions	11.5	12.8
Depreciation and amortization	2.2	2.0
Total operating expenses	51.8	53.0
Operating income (loss)	0.4	(1.4)
Interest expense	0.5	0.6
Loss before income taxes	(0.1)	(2.0)
Benefit for income taxes	—	(0.8)
Net loss	(0.1)%	(1.2)%

Quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 ($000’s except per share amounts)

Net sales. Net sales for the quarter ended March 31, 2013 were $5,691 compared with net sales for the same period in 2012 of $6,068, a decrease of $377, or 6%. This decrease resulted from a $292 decrease in net sales of Nutritional Products and a $85 decrease in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a decrease in net sales to our licensees.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI; sales to CCI decreased $218, or 8%, during the first quarter of 2013.  CCI's business has been negatively affected by the global economic recession and other factors within its markets; accordingly, our sales to this customer have declined.

Associate Network.  Overall, net sales through the Associate network channel were unchanged during the first three months of 2013 compared to the same period in 2012. Sales in the U.S. market decreased by approximately 20%, largely as a result of a decrease in the number of active Associates. The decrease in the U.S. market was largely offset by growth in the number of Associates and sales per Associate in the Taiwan market, which initially opened in October, 2011. In addition, sales in the Canada market increased as a result of improved sales per active Associate. The decrease in the average number of Associates in the US market is attributable to special promotional pricing and incentive contests that were offered in 2011; these activities resulted in the recruitment of a significant number of Associates that were active in 2012. However, many of these Associates did not remain active beyond their first full year of membership. The promotional activities that were utilized in 2011 did not achieve our profit objectives and were not repeated in 2012.

Medical products.  The decrease in net sales of Medical Products resulted from decreased sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market. Sales to this customer decreased $173 during the first quarter of 2013 compared to the first quarter of 2012.  Sales to this dealer in the first quarter of 2013 were approximately $617, or 45% of Medical Products net sales. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Note L - Legal Proceedings located elsewhere in this report for further information related to this customer.

Cost of sales.  Cost of sales for the quarter ended March 31, 2013 was $2,718 compared with $2,940 in the third quarter of 2012, a decrease of $222, or 8%. As a percentage of net sales, cost of sales was approximately 48% in the first quarter of 2013 and 2012. Cost of sales decreased due to the decline in sales for the quarter. As a percentage of net sales, cost of sales was favorably impacted by a shift of sales toward the lower cost Associate network channel and reduced expenses in 2013 for the write off of inventory due to obsolescence and quality issues. However, these benefits were largely offset by increased product and freight costs.

General and administrative. General and administrative expenses for the quarter ended March 31, 2013 were $2,169 compared with expenses in the first quarter of 2012 of $2,320, a decrease of $151, or 7%. The decrease was primarily due to lower payroll, benefits and contract labor costs of $202 related to the reorganization of the US and Canadian operations and reduced product testing costs of $144 as a result of the substantial completion in 2012 of our product stability testing program under "Good Manufacturing Practices" ("GMP's") as promulgated by the U.S. Food and Drug Administration. These reductions in expense were partially offset by unfavorable foreign currency translation expense of $81, higher professional fees, and costs related to a national sales meeting. As a percentage of net sales, general and administrative expenses were 38% in the quarters ended March 31, 2013 and 2012.

Distributor commissions. Distributor commissions were $654 for the quarter ended March 31, 2013 compared with $773 in the first quarter of 2012, a decrease of $119, or 15%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates which are recorded as a reduction of sales), decreased to approximately 36% in the first quarter of 2013 compared to 43% in the same period in 2012.  This decrease was primarily attributable to certain changes to our Associate compensation plan implemented in the first quarter of 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 12% and 13% in the quarters ended March 31, 2013 and 2012, respectively.

Income taxes.  We recorded an income tax provision of $2 and an income tax benefit of $47 during the quarters ended March 31, 2013 and 2012, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended March 31, 2013 was $8, or $0.00 per share, compared with a net loss in the first quarter of 2012 of $73, or $0.00 per share.

LIQUIDITY AND CAPITAL RESOURCES (000’s)

Cash and working capital. During the first three months of 2013, we had a net decrease in cash of $555 compared with a net decrease in cash of $1,274 in the first three months of 2012.  At March 31, 2013, we had working capital of $5,216, a $96 increase from working capital at December 31, 2012 of $5,120.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first three months of 2013, our operating activities used cash flow of $546.  In the first three months of 2012, our operating activities used cash flow of $1,183.  The improvement in operating cash flow of $637 was primarily due to an increase in accounts payable and accrued liabilities of $114 compared to a decrease in the prior year of $768, resulting in an increase in cash flow of $882. In addition, accounts receivable decreased by $75, compared to an increase in the prior year of $542, resulting in an improvement in cash flow of $618. These improvements were partially offset by a smaller reduction in inventory, a larger decrease in deferred revenues and a larger increase in prepaid expenses, which reduced cash flow from 2013 by $391, $375 and $126, respectively. A decrease in the net loss also contributed to the improvement in cash flow.

Investing activities. During the first three months of 2013, we did not use any cash for investing activities.

Financing activities. The only financing activity during the first three months of 2013 was the repayment of long-term debt in the amount of $48.

General liquidity and cash flows. We believe that the working capital requirements of our existing operations can be met through available cash and cash generated from operating activities for the foreseeable future; however, an overall decrease in demand for our products could adversely affect our liquidity. In the event of a significant decrease in cash provided by our operating activities, we may seek outside sources of capital including bank borrowings or other types of debt or equity financings. We can give no assurance, however, that we would be able to obtain any additional outside financing or obtain financing on terms we would find commercially acceptable.  We have no plans or requirements for any significant capital expenditures during the next 12 months.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada and Taiwan that accounted for 14% of net sales during the first three months of 2013 and 10% of net sales in 2012.  Sales transactions in Southeast Asian markets other than Taiwan are denominated in U.S. dollars.

We advance funds to and receive funds from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on exchange rate exposure for intercompany advances of approximately $733 and $1,188 to our Canadian and Taiwan operations, respectively, at March 31, 2013, a 10% adverse change in the currency rates would reduce earnings before income taxes by approximately $192.

All transactions with our licensees are denominated in U.S. dollars so the licensee bears the currency exchange risk.  Accordingly, exchange rate fluctuations in international markets served by our licensees do not directly affect our results of operations.  However, exchange rate fluctuations against the U.S. dollar in these markets may affect the ability of our licensees to profitably conduct their business operations.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer which accounted for approximately $617,000 and $790,000 of the Company's sales during the three months ended March 31, 2013 and 2012, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Note L - Legal Proceedings under Item 1 located elsewhere in the report for additional information related to this dealer, such information being incorporated herein by reference.

ITEM 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2012 Form 10-K. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to our risk factors since the date of the filing of the 2012 Form 10-K.

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

RBC Life Sciences, Inc.
Registrant

May 15, 2013	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

May 15, 2013	By:	/s/ Richard S. Jablonski
Date	Its:	Vice President - Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amendment No. 1 to Bylaws (2)

3.3	Amendment No. 2 to Bylaws (3)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
* Filed electronically herewith
(1) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(2) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(3) Incorporated by reference to the Current Report on Form 8-K filed April 9, 2010