Form 10-Q
period 2013-06-30
RBC LIFE SCIENCES, INC.
filed 2013-08-07
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, $0.001 par value per share	22,228,834 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,093,536	$3,896,087
Accounts receivable, net of allowance for doubtful accounts of $27,000 and $27,417, respectively	960,640	877,275
Inventories	4,272,077	5,084,900
Deferred income taxes	393,606	462,088
Prepaid expenses and other current assets	1,585,556	833,458
Total current assets	10,305,415	11,153,808
Property and equipment, net	4,205,112	4,488,374
Goodwill, net	2,269,443	2,298,020
Intangible assets, net	40,958	43,936
Other assets	136,503	30,283
	$16,957,431	$18,014,421
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,014,679	$1,495,194
Accrued liabilities	1,187,863	1,111,131
Current maturities of long-term obligations	204,423	196,678
Deferred revenue	2,854,374	3,230,506
Total current liabilities	5,261,339	6,033,509
Long-term obligations, less current maturities	1,244,635	1,348,821
Deferred income taxes	1,053,480	1,116,593
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,228,834 shares issued and outstanding at June 30, 2013 and December 31, 2012	22,229	22,229
Additional paid-in capital	13,698,204	13,688,730
Accumulated deficit	(4,469,257)	(4,314,278)
Accumulated other comprehensive income	146,801	118,817
	9,397,977	9,515,498
	$16,957,431	$18,014,421

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$6,694,319	$6,548,991	$12,385,500	$12,617,370
Cost of sales	3,723,744	3,093,862	6,441,997	6,033,457
Gross profit	2,970,575	3,455,129	5,943,503	6,583,913
Operating expenses:
General and administrative	2,329,950	2,359,886	4,498,697	4,679,831
Distributor commissions	711,616	886,005	1,365,867	1,659,163
Depreciation and amortization	126,861	126,991	253,371	249,708
Casualty Gain	—	(443,064)	—	(443,064)
Total operating expenses	3,168,427	2,929,818	6,117,935	6,145,638
Operating income (loss)	(197,852)	525,311	(174,432)	438,275
Interest expense	28,391	32,034	57,720	64,936
Earnings (loss) before income taxes	(226,243)	493,277	(232,152)	373,339
Provision (benefit) for income taxes	(78,939)	173,463	(77,172)	126,463
Net earnings (loss)	(147,304)	319,814	(154,980)	246,876

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,985)	7,029	(27,984)	(6,962)
Comprehensive income (loss)	$(153,289)	$326,843	$(182,964)	$239,914

Net earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.01)	$0.01
Diluted	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	22,228,834	22,228,834	22,228,834	22,228,834
Diluted	22,228,834	22,272,490	22,228,834	22,272,490

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$(154,980)	$246,876
Adjustment for non-cash items:
Depreciation and amortization	294,343	282,883
Stock-based compensation	9,474	17,723
Deferred income taxes and other	3,848	115,826
Casualty gain	—	(443,064)
Change in operating assets and liabilities:
Accounts receivable	(83,361)	(375,969)
Inventories	802,804	10,628
Prepaid expenses and other current assets	(758,147)	(314,161)
Other assets	(107,150)	(4,399)
Accounts payable and accrued liabilities	(386,408)	(31,172)
Deferred revenue	(375,803)	(21,541)
Net cash used in operating activities	(755,380)	(516,370)
Cash flows from investing activities:
Purchase of property and equipment	(11,292)	(705,175)
Insurance proceeds	—	625,247
Net cash used in investing activities	(11,292)	(79,928)
Cash flows from financing activities:
Payments of long-term obligations	(96,441)	(89,270)
Net cash used in financing activities	(96,441)	(89,270)
Effect of exchange rate changes on cash flows	60,562	(9,365)
Net decrease in cash and cash equivalents	(802,551)	(694,933)
Cash and cash equivalents, beginning of period	3,896,087	3,858,544
Cash and cash equivalents, end of period	$3,093,536	$3,163,611

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, "us" “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the United States and Canada and branch operations in Taiwan.  This product line is marketed under the “RBC LifeTM” brand name.  In certain markets, primarily the United States, Canada and Taiwan, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain markets in Southeast Asia and Australia, the Company sells its products through a not-for-resale ("NFR") program. Individuals who participate in the NFR program function similarly to other Associates in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

In addition to its Nutritional Products, RBC also markets a line of wound care products (“Medical Products”) under the "MPM MedicalTM" brand name through a U.S. subsidiary.  Medical Products are distributed primarily in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds in the acute care, long-term care and oncology markets.

Note C – Inventories:

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials and bulk products	$390,344	$176,872
Packaging materials	337,972	364,258
Finished goods	3,543,761	4,543,770
	$4,272,077	$5,084,900

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	June 30, 2013	December 31, 2012
Advance payment to suppliers	$507,780	$223,267
Prepaid income taxes	355,133	303,983
Advances to Associates	219,000	—
Certificates of deposit - restricted	80,852	85,357
Prepaid insurance and other	422,791	220,851
	$1,585,556	$833,458

At June 30, 2013 and December 31, 2012, the Company held certificates of deposit in the amounts of approximately $81,000 and $85,000, respectively, which were pledged to secure surety bonds.

During the first six months of 2013, the Company entered into agreements with an Associate to market Nutritional Products in Australia and Hong Kong. Pursuant to these agreements, the Company made cash advances to this Associate to support marketing activities and fund costs related to the opening of an office facility in Hong Kong. These advances do not bear interest, and will be recovered from marketing fees calculated as a percentage of sales that are earned by the Associate in these markets. Net advances outstanding as of June 30, 2013 were approximately $326,000. Of this amount, $219,000 was classified as a prepaid expense representing the portion of the advances that the Company expects to be received over the next 12 months. The remaining balance is included in other assets. See Note M for additional information related to these advances.

Note E – Property and Equipment:

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012
Building and improvements	$3,834,193	$3,812,692
Computer software and office equipment	2,439,230	2,444,383
Warehouse equipment	234,625	234,625
Automotive equipment	14,717	14,717
	6,522,765	6,506,417
Less – accumulated depreciation	(3,458,826)	(3,159,216)
	3,063,939	3,347,201
Land	1,141,173	1,141,173
	$4,205,112	$4,488,374

Depreciation expense totaled approximately $145,800 and $142,000 for the quarters ended June 30, 2013 and 2012, respectively, and $291,400 and $279,900 for the six months ended June 30, 2013 and 2012, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2012	$3,435,305	$(1,137,285)
Currency translation adjustment	(55,763)	27,186
Balance, June 30, 2013	$3,379,542	$(1,110,099)

 Other intangible assets consist of the following:

		June 30, 2013		December 31, 2012
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(62,762)	$99,100	$(60,119)
Other	19	12,600	(7,980)	12,600	(7,644)
		$111,700	$(70,742)	$111,700	$(67,763)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended June 30, 2013 and 2012, and $3,000 for the six months ended June 30, 2013 and 2012.  The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2013 is as follows:

Remainder of 2013	$2,978
2014	5,957
2015	5,957
2016	5,957
2017	5,957
Thereafter	14,152
$40,958

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
Distributor commissions	$551,489	$443,707
Salaries and wages	434,358	499,894
Sales and property taxes	95,525	69,483
Medical products sales rebates	80,278	52,611
Interest	9,359	9,981
Other	16,854	35,455
	$1,187,863	$1,111,131

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	June 30, 2013	December 31, 2012
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors and Chief Executive Officer	$1,449,058	$1,545,499
Less – current maturities	(204,423)	(196,678)
	$1,244,635	$1,348,821

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At June 30, 2013, the fair value of fixed-rate long-term debt was approximately $1,576,000, which was $127,000 above the carrying value of approximately $1,449,000.  At December 31, 2012, the fair value of fixed-rate long-term debt was approximately $1,713,000, which was $168,000 above the carrying value of approximately $1,545,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $4,800 and $8,800 for the quarters ended June 30, 2013 and 2012, respectively, and $9,500 and $17,700 for the six months ended June 30, 2013 and 2012, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
	(1)		(1)
Weighted average expected life (years)	—	6	—	6
Risk-free interest rate	—%	0.96%	—%	0.96%
Expected volatility	—%	310.09%	—%	310.09%
Expected dividend yield	—%	—%	—%	—%
__________________
(1) There were no option grants during these periods.

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2012	861,260	$0.40
Granted	—	—
Exercised	—	—
Forfeited/canceled	(150,900)	0.29
Outstanding on June 30, 2013	710,360	$0.42	4.4	$—
Exercisable on June 30, 2013	530,600	$0.44	3.7	$—

A summary of the status of the Company's non-vested stock options as of June 30, 2013 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2012	199,760	$0.29
Non-vested stock options granted	—	—
Vested stock options	(20,000)	0.25
Forfeited stock options	—	—
Non-vested stock options at June 30, 2013	179,760	0.30

As of June 30, 2013, there was approximately $46,000 of total unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this structure, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the "RBC LifeTM" brand name through subsidiaries in the United States and Canada and branch operations in Taiwan.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the United States, Canada and Southeast Asia, and by licensees in other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of over 40 wound care products under the "MPM MedicalTM" brand name through a subsidiary operating primarily in the United States.  These wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

The Company evaluates the performance of its segments primarily based on operating profit.  All intercompany transactions have been eliminated, and intersegment revenues are not significant.  In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (U.S. dollars in 000s):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended June 30, 2013
Net sales	$5,102	$1,593	$6,694
Depreciation and amortization	132	16	147
Operating profit (loss)	(204)	7	(198)
Capital expenditures	11	—	11
Total assets	14,167	2,790	16,957
Quarter Ended June 30, 2012
Net sales	$4,731	$1,818	$6,549
Depreciation and amortization	124	20	144
Operating profit	355	170	525
Capital expenditures	688	—	688
Total assets	16,298	2,754	19,052
Six Months Ended June 30, 2013
Net sales	$9,432	$2,954	$12,386
Depreciation and amortization	264	31	294
Operating loss	(157)	(17)	(174)
Capital expenditures	11	—	11
Total assets	14,167	2,790	16,957
Six Months Ended June 30, 2012
Net sales	$9,352	$3,265	$12,617
Depreciation and amortization	243	40	283
Operating profit	243	195	438
Capital expenditures	705	—	705
Total assets	16,298	2,754	19,052

Financial information summarized geographically is as follows (U.S. dollars in 000s):

	Quarter Ended June 30, 2013		Quarter Ended June 30, 2012
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,436	$6,069	$2,995	$6,456
Russia/Eastern Europe	3,259	—	2,649	—
Canada	408	517	366	533
Southeast Asia	551	66	434	104
All others	39	—	104	—
Totals	$6,694	$6,652	$6,549	$7,093

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$4,674	$6,069	$5,548	$6,456
Russia/Eastern Europe	5,777	—	5,385	—
Canada	810	517	733	533
Southeast Asia	1,040	66	739	104
All others	84	—	213	—
Totals	$12,386	$6,652	$12,617	$7,093

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $3,259,000 and $2,649,000 during the quarters ended June 30, 2013 and 2012, respectively, and $5,777,000 and $5,385,000 during the six months ended June 30, 2013 and 2012, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $671,000 and $1,110,000 during the quarters ended June 30, 2013 and 2012, respectively, and $1,288,000 and $1,900,000 during the six months ended June 30, 2013 and 2012, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or six months ended June 30, 2013 and 2012.

Note K – Earnings (loss) Per Share:

Summarized basic and diluted earnings (loss) per common share were calculated as follows:

	Net Earnings (Loss)	Weighted Average Shares	Per Share
Quarter Ended June 30, 2013
Basic loss per common share	$(147,304)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(147,304)	22,228,834	$(0.01)
Quarter Ended June 30, 2012
Basic earnings per common share	$319,814	22,228,834	$0.01
Effect of dilutive stock options	—	43,656
Diluted earnings per common share	$319,814	22,272,490	$0.01
Six Months Ended June 30, 2013
Basic loss per common share	$(154,980)	22,228,834	$(0.01)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(154,980)	22,228,834	$(0.01)
Six Months Ended June 30, 2012
Basic earnings per common share	$246,876	22,228,834	$0.01
Effect of dilutive stock options	—	43,656
Diluted earnings per common share	$246,876	22,272,490	$0.01

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 760,000 and 1,228,000 for the quarters ended June 30, 2013 and 2012, respectively, and approximately 786,000 and 1,234,000 for the six months ended June 30, 2013 and 2012, respectively.

Note L – Legal Proceedings:

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes, and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $1,288,000 and $1,900,000, or 10% and 15% of the Company's sales during the six months ended June 30, 2013 and 2012, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has suspended payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. In June 2012, we filed a proof of claim in this bankruptcy proceeding for the unpaid amount owing to us. As of June 30, 2013, we had approximately $240,000 in pre-petition accounts receivable that remain owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

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

Note M – Subsequent Event:

On July 30, 2013, the Company was notified that the Associate with whom the Company had entered into agreements to market Nutritional Products in Australia and Hong Kong, as described in Part I, Item 1. Note D - Prepaid Expenses and Other Current Assets, was unable to fulfill certain financial obligations under the agreements. The Company deemed this notice to represent a material breach of the agreements. Through July 30, 2013 and June 30, 2013, the Company had advanced funds to this Associate totaling approximately $403,000 and $326,000, respectively. The Company is in discussions with the Associate to determine the appropriate course of action to ensure that the Associate is able to perform his financial obligations and to protect the Company's sales in Australia and Hong Kong. However, there can be no assurance that the advances will be recovered in accordance with the terms of the agreements.

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

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions.  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and time of future events.  We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and those previously disclosed in Item 1A to Part I of the 2012 Form 10-K.  Many of these factors are beyond the Company's ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to, and disclaim any duty to update, any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Please consider our forward-looking statements in light of those risks as you read this report.

OVERVIEW

We operate in two industry segments, Nutritional Products and Medical Products.

•
Through the Nutritional Products segment, we distribute products in three broad categories: wellness products, fitness products and skin care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In certain markets, principally in the United States, Canada and Southeast Asia, we distribute Nutritional Products directly through a network comprised of independent Associates and individuals who participate in our NFR program. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties who, for the most part, distribute our products through an independent Associate network in the licensed territory.

•
Through the Medical Products segment, we distribute wound care products.  These products are distributed mainly in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30
	2013		2012
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,265	49%	$2,753	42%
Associate network	1,836	27%	1,977	30%
	5,101	76%	4,731	72%
Medical Products	1,593	24%	1,818	28%
	$6,694	100%	$6,549	100%

	Six Months Ended June 30,
	2013		2012
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$5,806	47%	$5,586	44%
Associate network	3,625	29%	3,767	30%
	9,431	76%	9,352	74%
Medical Products	2,954	24%	3,265	26%
	$12,385	100%	$12,617	100%

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

Our principal licensee is CCI, which accounted for 100% and 96% of our licensees' net sales in the six months ended June 30, 2013 and 2012, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network as well as other logistical considerations. The backlog related to CCI’s account was $6,555,000 at June 30, 2013 compared to $5,333,000 at June 30, 2012.

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

The following table sets forth our Associate networks' net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
United States	48%	60%	49%	61%
Canada	22	18	22	19
Southeast Asia	30	22	29	20
	100%	100%	100%	100%

Medical Products. We sell Medical Products primarily in the United States to wholesalers such as medical/surgical dealers and pharmaceutical distributors and directly to various health care providers such as hospitals, nursing homes, clinics and pharmacies through our own sales representatives. In some cases, wholesalers and distributors maintain their own sales forces to market products that they supply, which include our products.

This segment's largest customer, a medical/surgical dealer, accounted for 44% and 58% of the net sales of our Medical Products during the six months ended June 30, 2013 and 2012, respectively. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

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

Management believes that there have been no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.6	47.2	52.0	47.8
Gross profit	44.4	52.8	48.0	52.2
Operating expenses:
General and administrative	34.8	36.0	36.3	37.1
Distributor commissions	10.6	13.5	11.0	13.1
Depreciation and amortization	1.9	1.9	2.0	2.0
Casualty gain	—	(6.8)	—	(3.5)
Total operating expenses	47.3	44.6	49.3	48.7
Operating income (loss)	(2.9)	8.2	(1.3)	3.5
Interest expense	0.4	0.5	0.5	0.5
Earnings (loss) before income taxes	(3.3)	7.7	(1.8)	3.0
Provision (benefit) for income taxes	(1.2)	2.6	(0.6)	1.0
Net earnings (loss)	(2.1)%	5.1%	(1.2)%	2.0%

Quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the quarter ended June 30, 2013 were $6,695 compared with net sales for the same period in 2012 of $6,549, an increase of $146, or 2%. This increase resulted from a $370 increase in net sales of Nutritional Products and a $225 decrease in net sales of Medical Products. The increase in net sales of Nutritional Products resulted from a $512 increase in net sales to our licensees, which was partially offset by a $141 decrease in sales through our Associate network.

Licensees.  Net sales to our licensees increased as a result of increased shipments to CCI; sales to CCI increased $610, or 23%, during the second quarter of 2013.  Sales to CCI are impacted by a variety of factors including global economic trends and logistical considerations which can impact the timing of shipments into CCI's markets.

Associate Network.  Overall, net sales through the Associate network channel decreased by $141 during the second quarter of 2013 compared to the same period in 2012. Sales in our U.S. market decreased by approximately 25%, largely as a result of a decrease in the number of active Associates. The decrease in our U.S. market was partially offset by growth in the number of Associates and sales per active Associate in our Taiwan market, which initially opened in October 2011. In addition, sales in the Canada market increased as a result of improved sales per active Associate. The decrease in the average number of Associates in our U.S. market is attributable to special promotional pricing and incentive contests that were offered in 2011. These activities resulted in the recruitment of a significant number of Associates that were active in 2012, however, many of these Associates did not remain active beyond their first full year of membership. The promotional activities that were utilized in 2011 did not achieve our profit objectives and were not repeated in 2012.

Medical products.  The decrease in net sales of Medical Products resulted from decreased sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market. Sales to this customer decreased $439 during the second quarter of 2013 compared to the second quarter of 2012.  Sales to this dealer in the second quarter of 2013 were approximately $671, or 42%, of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

Cost of sales.  Cost of sales for the quarter ended June 30, 2013 was $3,724 compared with $3,094 in the second quarter of 2012, an increase of $630, or 20%. As a percentage of net sales, cost of sales was approximately 56% in the second quarter of 2013 compared with 47% in 2012. Cost of sales was unfavorably impacted by a shift of sales toward higher cost Licensee products, higher inventory obsolescence costs and increased costs related to expanded product testing.

General and administrative. General and administrative expenses for the quarter ended June 30, 2013 were $2,330 compared with expenses in the second quarter of 2012 of $2,360, a decrease of $30, or 1%. The overall reduction was attributable to lower payroll, benefits and contract labor costs of related to the reorganization of our U.S. and Canadian operations, reduced costs for sales meetings, advertising and marketing materials, and reduced product testing costs as a result of the substantial completion in 2012 of our product stability testing program under "Good Manufacturing Practices" ("GMPs") as promulgated by the U.S. Food and Drug Administration. These reductions in expense were partially offset by additional costs related to sales contests and the sale of a trademark in 2012 that did not recur in 2013. As a percentage of net sales, general and administrative expenses were 35% and 36% in the quarters ended June 30, 2013 and 2012, respectively.

Distributor commissions. Distributor commissions were $712 for the quarter ended June 30, 2013 compared with $886 in the second quarter of 2012, a decrease of $174, or 20%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) decreased to approximately 38% in the second quarter of 2013 compared to 44% in the same period in 2012.  This decrease was primarily attributable to certain changes to our Associate compensation plan implemented in 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 11% and 14% in the quarters ended June 30, 2013 and 2012, respectively.

Casualty Gain. For the quarter ended June 30, 2012, the Company recognized a casualty gain in the amount of $443 related to the replacement of the roof of its facility in Irving, Texas and reimbursement for a claim under a replacement cost insurance policy.

Income taxes.  We recorded an income tax benefit of $79 and income tax expense of $173 during the quarters ended June 30, 2013 and 2012, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended June 30, 2013 was $147, or $0.01 per share, compared with net income in the second quarter of 2012 of $320, or $0.01 per share.

Six months ended June 30, 2013 compared with six months ended June 30, 2012 (U.S. dollars in 000’ except per share amounts)

Net sales. Net sales for the six months ended June 30, 2013 were $12,386 compared with net sales for the same period in 2012 of $12,617, an decrease of $231, or 2%. This decrease resulted from a $311 decrease in net sales of Medical Products, partially offset by a $79 increase in net sales of Nutritional Products. The increase in net sales of Nutritional Products resulted from a $220 increase in net sales to our licensees, which was partially offset by a $142 decrease in sales through our Associate network.

Licensees.  Net sales to our licensees increased as a result of increased shipments to CCI; sales to CCI increased $393, or 7%, during the six months ended June 30, 2013.  Sales to CCI are impacted by a variety of factors including global economic trends and logistical considerations which can impact the timing of shipments into CCI markets.

Associate Network.  Overall, net sales through our Associate network channel decreased by $142 during the first six months of 2013 compared to the same period in 2012. Sales in our U.S. market decreased by approximately 23%, largely as a result of a decrease in the number of active Associates. The decrease in our U.S. market was partially offset by growth in the number of Associates and sales per active Associate in our Taiwan market, which initially opened in October 2011. In addition, sales in our Canada market increased as a result of improved sales per active Associate. The decrease in the average number of Associates in the our U.S. market is attributable to special promotional pricing and incentive contests that were offered in 2011. These activities resulted in the recruitment of a significant number of Associates that were active in 2012, however, many of these Associates did not remain active beyond their first full year of membership. The promotional activities that were utilized in 2011 did not achieve our profit objectives and were not repeated in 2012.

Medical products.  The decrease in net sales of Medical Products resulted from decreased sales to our largest customer in this segment, which distributes wound care products and provides services to the nursing home market. Sales to this customer decreased$612 during the first six months of 2013 compared to the same period of 2012.  Sales to this dealer in the first six months of 2013 were approximately $1,288, or 44% of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

Cost of sales.  Cost of sales for the six months ended June 30, 2013 was $6,442 compared with $6,033 in the same period of 2012, an increase of $409, or 7% . As a percentage of net sales, cost of sales was approximately 52% in the first six months of 2013 compared with 48% in 2012. Cost of sales was unfavorably impacted by a shift of sales toward higher cost Licensee products, higher inventory obsolescence costs and increased costs related to expanded product testing.

General and administrative. General and administrative expenses for the six months ended June 30, 2013 were $4,499 compared with expenses for the six months ended June 30, 2012 of $4,680, a decrease of $181, or 4%. The decrease was primarily due to lower payroll, benefits and contract labor costs related to the reorganization of our U.S. and Canadian operations and lower expenditures for information technology projects, reduced product testing costs as a result of the substantial completion in 2012 of our product stability testing program under GMPs and lower costs for sales meetings, advertising and marketing material costs. These reductions in expense were partially offset by additional costs related to sales contests, legal and professional fees, the sale of a trademark in 2012 that did not recur in 2013, and unfavorable foreign currency translation expense. As a percentage of net sales, general and administrative expenses were 36% and 37% in the quarters ended June 30, 2013 and 2012, respectively.

Distributor commissions. Distributor commissions were $1,366 for the six months ended June 30, 2013 compared with $1,659 in the for the six months ended June 30, 2012, a decrease of $293, or 18%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates which are recorded as a reduction of sales) decreased to approximately 37% in the first six months of 2013 compared to 44% in the same period in 2012.  This decrease was primarily attributable to certain changes to our Associate compensation plan implemented in 2012, which were adopted to better balance commissions earned on sales to new Associates and sales to existing Associates. On a consolidated basis, distributor commissions as a percentage of net sales were 11% and 13% in the six months ended June 30, 2013 and 2012, respectively.

Casualty Gain. For the six months ended June 30, 2012, the Company recognized a casualty gain in the amount of $443 related to the replacement of the roof of its facility in Irving, Texas and reimbursement for a claim under a replacement cost insurance policy.

Income taxes.  We recorded an income tax benefit of $77 and income tax expense of $126 during the six months ended June 30, 2013 and 2012, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the six months ended June 30, 2013 was $155, or $0.01 per share, compared with net income in the first half of 2012 of $247, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES (U.S. dollars in 000s)

Cash and working capital. During the first six months of 2013, we had a net decrease in cash of $803 compared with a net decrease in cash of $695 in the first six months of 2012.  At June 30, 2013, we had working capital of $5,044, a $76 decrease from working capital at December 31, 2012 of $5,120.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first six months of 2013, our operating activities used cash flow of $755.  In the first six months of 2012, our operating activities used cash flow of $516.  The increase in cash used by operating activities of $239 was primarily due to an increase in prepaid expenses and other current assets of $758 compared with an increase in the prior year of $314, resulting in a decrease in cash flow of $444. The increase in cash used for prepaid expenses was partially attributable to net advances made to Associates to support marketing efforts in Australia and Hong Kong (see Part I, Item I, Note D - Prepaid Expenses and Other Current Assets of this report for additional details) and an increase in deposits placed with vendors for the purchase of inventory. In addition, a decrease in accounts payable and accrued liabilities of $386 compared to a decrease in the prior year of $31 resulted in a decrease in cash flow of $355, primarily due to timing of payments for purchases of inventory. Deferred revenue decreased by $376 compared to a decrease in the prior year of $22, primarily due to the increase in shipments to CCI. The use of cash for these purposes was partially offset by significant reductions in inventory and a reduction in accounts receivable, which improved cash flow from 2013 by $792 and $293, respectively.

Investing activities. During the first six months of 2013, we used $11 for capital expenditures. In the first six months of 2012, capital expenditures totaled $705, which included $635 for the replacement of the roof on the Company's facility in Irving, Texas. The cost of replacing the roof in 2012 was largely offset by insurance proceeds of $625.

Financing activities. The only financing activity during the first six months of 2013 and 2012 was the repayment of long-term debt in the amount of $96 and $89, respectively.

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

Other than those factors described above, we are not aware of any trends or uncertainties that would significantly affect our liquidity or capital resources in the future.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada and Taiwan that accounted for 13% of net sales during the first six months of 2013 and 10% of net sales in 2012.  Sales transactions in Southeast Asian markets other than Taiwan are denominated in U.S. dollars.

We advance funds to and receive funds from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on exchange rate exposure for intercompany advances of approximately $598,000 and $1,342,000 to our Canadian and Taiwan operations, respectively, at June 30, 2013, a 10% adverse change in the currency rates would reduce earnings before income taxes by approximately $194,000.

All transactions with our licensees are denominated in U.S. dollars, resulting in the licensee bearing the currency exchange risk.  Accordingly, exchange rate fluctuations in international markets served by our licensees do not directly affect our results of operations.  However, exchange rate fluctuations against the U.S. dollar in these markets may affect the ability of our licensees to profitably conduct their business operations.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, (as our principal executive officer and principal financial officer, respectively), evaluated as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively) concluded that our disclosure controls and procedures, as of June 30, 2013, were effective.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rule 13(a)-15 or Rule 15d-15 of the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer that accounted for approximately $1,288,000 and $1,900,000 of the Company's sales during the six months ended June 30, 2013 and 2012, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to these proceedings, which is incorporated herein by reference.

ITEM 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2012 Form 10-K. In connection with our preparation of this report, management has reviewed and considered these risk factors and has determined that there has been a material change to our risk factors since the date of the filing of the 2012 Form 10-K, as follows:

We entered into agreements with an Associate to expand our Nutritional Products sales into certain international markets. Failure of this Associate to fulfill his obligations under these agreements could adversely affect our financial condition or results of operations.

On July 30, 2013, the Company was notified that the Associate with whom the Company had entered into agreements to market Nutritional Products in Australia and Hong Kong, as described in Part I, Item 1. Note D - Prepaid Expenses and Other Current Assets, was unable to fulfill certain financial obligations under the agreements. The Company deemed this notice to represent a material breach of the agreements Through July 30, 2013 and June 30, 2013, the Company had advanced funds to this Associate totaling $403,000 and $326,000, respectively. The Company is in discussions with the Associate to determine the appropriate course of action to ensure that the Associate is able to perform his financial obligations and to protect the Company's sales in Australia and Hong Kong. However, there can be no assurance that the advances will be recovered in accordance with the terms of the agreements.

Other than as identified above, management has determined that there have been no material changes to our risk factors since the date of the filing of the 2012 Form 10-K. The risks set forth in these factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

ITEM 3.	Defaults Upon Senior Securities.

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information.

Not applicable

ITEM 6.	Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Life Sciences, Inc.
Registrant

August 7, 2013	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

August 7, 2013	By:	/s/ Richard S. Jablonski
Date	Its:	Vice President - Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

3.3	Amendment No. 1 to Bylaws (3)

3.3	Amendment No. 2 to Bylaws (4)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *❖

101.SCH	XBRL Taxonomy Extension Schema Document *❖

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ❖

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ❖

101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ❖

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ❖

(1) Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed April 26, 2000
(2) Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10K filed April 26, 2000
(3) Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed November 14, 2003.
(4) Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 9, 2010.

* Filed or furnished electronically herewith.

❖ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections. The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.