Form 10-Q
period 2013-09-30
RBC LIFE SCIENCES, INC.
filed 2013-11-12
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.001 par value per share	2,212,350 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,331,173	$3,896,087
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $27,417, respectively	1,008,474	877,275
Inventories	4,958,089	5,084,900
Deferred income taxes	450,460	462,088
Prepaid expenses and other current assets	1,445,939	833,458
Total current assets	12,194,135	11,153,808
Property and equipment, net	4,059,804	4,488,374
Goodwill, net	2,280,874	2,298,020
Intangible assets, net	39,468	43,936
Other assets, net	265,375	30,283
	$18,839,656	$18,014,421
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,584,585	$1,495,194
Accrued liabilities	1,292,636	1,111,131
Current maturities of long-term obligations	208,410	196,678
Deferred revenue	4,315,265	3,230,506
Total current liabilities	7,400,896	6,033,509
Long-term obligations, less current maturities	1,191,014	1,348,821
Deferred income taxes	1,018,974	1,116,593
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,212,350 and 2,222,834 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively. (See Note A regarding Stock Splits)	2,212	2,223
Additional paid-in capital. (See Note A regarding Stock Splits)	13,705,163	13,708,736
Accumulated deficit	(4,614,327)	(4,314,278)
Accumulated other comprehensive income	135,724	118,817
	9,228,772	9,515,498
	$18,839,656	$18,014,421

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$6,639,767	$6,713,068	$19,025,267	$19,330,438
Cost of sales	3,603,644	3,641,838	10,045,641	9,675,295
Gross profit	3,036,123	3,071,230	8,979,626	9,655,143
Operating expenses:
General and administrative	2,301,086	2,701,483	6,799,783	7,381,314
Distributor commissions	746,805	777,602	2,112,672	2,436,765
Depreciation and amortization	126,752	128,025	380,123	377,733
Casualty Gain	—	—	—	(443,064)
Total operating expenses	3,174,643	3,607,110	9,292,578	9,752,748
Operating loss	(138,520)	(535,880)	(312,952)	(97,605)
Interest expense	27,436	31,149	85,156	96,085
Loss before income taxes	(165,956)	(567,029)	(398,108)	(193,690)
Benefit for income taxes	(22,985)	(238,025)	(100,157)	(111,562)
Net loss	(142,971)	(329,004)	(297,951)	(82,128)

Other comprehensive income (loss):
Foreign currency translation adjustment	(11,077)	(13,293)	16,907	(20,255)
Comprehensive loss	$(154,048)	$(342,297)	$(281,044)	$(102,383)

Net loss per share:
Basic	$(0.06)	$(0.15)	$(0.13)	$(0.04)
Diluted	$(0.06)	$(0.15)	$(0.13)	$(0.04)

Weighted average common shares outstanding:
Basic	2,217,044	2,222,883	2,220,916	2,222,883
Diluted	2,217,044	2,222,883	2,220,916	2,222,883

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(297,951)	$(82,128)
Adjustment for non-cash items:
Depreciation and amortization	441,593	428,710
Stock-based compensation	14,289	28,092
Deferred income taxes and other	(86,349)	147,354
Casualty gain	—	(443,064)
Change in operating assets and liabilities:
Accounts receivable	(131,190)	(300,045)
Inventories	120,317	892,329
Prepaid expenses and other current assets	(616,625)	(310,789)
Other assets	(235,650)	(4,385)
Accounts payable and accrued liabilities	281,655	(457,432)
Deferred revenue	1,085,001	(479,984)
Net cash provided by (used in) operating activities	575,090	(581,342)
Cash flows from investing activities:
Purchase of property and equipment	(11,292)	(805,131)
Insurance proceeds	—	625,247
Net cash used in investing activities	(11,292)	(179,884)
Cash flows from financing activities:
Payments of long-term obligations	(146,075)	(135,060)
Purchase of common stock	(17,824)	—
Net cash used in financing activities	(163,899)	(135,060)
Effect of exchange rate changes on cash flows	35,187	(45,414)
Net increase (decrease) in cash and cash equivalents	435,086	(941,700)
Cash and cash equivalents, beginning of period	3,896,087	3,858,544
Cash and cash equivalents, end of period	$4,331,173	$2,916,844

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

Stock Splits

On August 9, 2013, the Company completed a 1-for-500 reverse stock split (the "Reverse Split"), whereby each 500 shares of the Company's issued and outstanding shares of common stock, $0.001 par value (the "Common Stock"), was converted into one whole share of new common stock (the "New Common Stock"). No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares to shareholders in connection with the Reverse Split, the Company will pay $0.1691 per share to shareholders.

Immediately following the Reverse Split, the Company completed a 50-for-1 forward stock split (the "Forward Split" and together with the Reverse Split, the "Stock Splits") whereby each share of New Common Stock was converted into 50 shares of Common Stock.

The Common Stock began trading at the split-adjusted price on August 12, 2013. All share numbers and per share amounts presented reflect the Stock Splits. Amounts recorded as common stock and additional paid in capital within the Shareholders' Equity section of the Condensed Consolidated Balance Sheets have been restated to reflect the impact of the Stock Splits.

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

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the United States, Canada, Taiwan and Hong Kong.  This product line is marketed under the “RBC LifeTM” brand name.  In these markets, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain other markets in Southeast Asia and Australia, the Company sells its products through a not-for-resale ("NFR") program. Individuals who participate in the NFR program function similarly to other Associates in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

Note C – Inventories:

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials and bulk products	$266,580	$176,872
Packaging materials	293,085	364,258
Finished goods	4,398,424	4,543,770
	$4,958,089	$5,084,900

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	September 30, 2013	December 31, 2012
Advance payment to suppliers	$417,980	$223,267
Prepaid income taxes	291,384	303,983
Advances to Associates	145,108	—
Certificates of deposit - restricted	82,654	85,357
Prepaid insurance and other	508,813	220,851
	$1,445,939	$833,458

At September 30, 2013 and December 31, 2012, the Company held certificates of deposit in the amounts of approximately $83,000 and $85,000, respectively, which were pledged to secure surety bonds.

During the first nine months of 2013, the Company entered into agreements with an Associate to market Nutritional Products in Australia, Hong Kong and other Asian markets. Pursuant to these agreements, the Company made cash advances to this Associate to support marketing activities and fund costs related to the opening of an office in Hong Kong. Also in accordance with the agreements, these advances do not bear interest, and are to be recovered from monthly marketing fees calculated as a percentage of sales that are generated in the Associate's markets.

On July 30, 2013, the Company was notified by the Associate that he was unable to fulfill certain of his financial obligations under the agreements. The Company deemed this failure to represent a material breach of the agreements. Through July 31, 2013, the Company had advanced funds to this Associate totaling approximately $403,000.

Because the Associate was unable to fulfill his financial obligations related to the operation of the Hong Kong office, the Company has continued to advance funds in order to keep the Hong Kong office in operation. Through September 30, 2013, net advances under the agreements were $493,000, which represents gross advances of $527,000, less $34,000 in marketing fees earned through that date. Advances made after July 31, 2013 total approximately $115,000. Due to the risk that not all of the advances will be recovered from marketing fees, advances made after July 31, 2013 are fully reserved, and the related expense is included in general and administrative expense during the period.

Advances outstanding (net of marketing fees earned and reserves for uncollectible advances) as of September 30, 2013 were approximately $381,000. Of this amount, $145,000 represents the portion of the advances that the Company expects to be recovered from marketing fees over the next 12 months and is classified as a prepaid expense. The remaining balance is included in other assets.

Note E – Property and Equipment:

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
Building and improvements	$3,834,193	$3,812,692
Computer software and office equipment	2,440,309	2,444,383
Warehouse equipment	234,625	234,625
Automotive equipment	14,717	14,717
	6,523,844	6,506,417
Less – accumulated depreciation	(3,605,213)	(3,159,216)
	2,918,631	3,347,201
Land	1,141,173	1,141,173
	$4,059,804	$4,488,374

Depreciation expense totaled approximately $145,800 and $144,300 for the quarters ended September 30, 2013 and 2012, respectively, and $437,100 and 424,200 for the nine months ended September 30, 2013 and 2012, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2012	$3,435,305	$(1,137,285)
Currency translation adjustment	(33,458)	16,312
Balance, September 30, 2013	$3,401,847	$(1,120,973)

 Other intangible assets consist of the following:

		September 30, 2013		December 31, 2012
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(64,084)	$99,100	$(60,119)
Other	19	12,600	(8,148)	12,600	(7,644)
		$111,700	$(72,232)	$111,700	$(67,763)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended September 30, 2013 and 2012, and $4,500 for the nine months ended September 30, 2013 and 2012.  The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2013 is as follows:

Remainder of 2013	$1,488
2014	5,957
2015	5,957
2016	5,957
2017	5,957
Thereafter	14,152
$39,468

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Distributor commissions	$556,508	$443,707
Salaries and wages	535,042	499,894
Sales and property taxes	102,120	69,483
Medical products sales rebates	73,221	52,611
Interest	9,038	9,981
Other	16,707	35,455
	$1,292,636	$1,111,131

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	September 30, 2013	December 31, 2012
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors and Chief Executive Officer	$1,399,424	$1,545,499
Less – current maturities	(208,410)	(196,678)
	$1,191,014	$1,348,821

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At September 30, 2013, the fair value of fixed-rate long-term debt was approximately $1,518,000, which was $119,000 above the carrying value of approximately $1,399,000.  At December 31, 2012, the fair value of fixed-rate long-term debt was approximately $1,713,000, which was $168,000 above the carrying value of approximately $1,545,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $4,800 and $10,400 for the quarters ended September 30, 2013 and 2012, respectively, and $14,300 and $28,100 for the nine months ended September 30, 2013 and 2012, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(1)	(1)	(1)
Weighted average expected life (years)	—	—	—	6
Risk-free interest rate	—%	—%	—%	0.96%
Expected volatility	—%	—%	—%	310.09%
Expected dividend yield	—%	—%	—%	—%
__________________
(1) There were no option grants during these periods.

All share numbers and per share amounts presented reflect the Stock Splits. See Note A for additional information regarding the Stock Splits. A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2012	86,126	$4.00
Granted	—	—
Exercised	—	—
Forfeited/canceled	(15,090)	2.87
Outstanding on September 30, 2013	71,036	$4.19	4.2	$—
Exercisable on September 30, 2013	53,060	$4.44	3.5	$—

A summary of the status of the Company's non-vested stock options as of September 30, 2013 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2012	19,976	$2.94
Non-vested stock options granted	—	—
Vested stock options	(2,000)	2.50
Forfeited stock options	—	—
Non-vested stock options at September 30, 2013	17,976	2.98

As of September 30, 2013, there was approximately $41,200 of total unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this structure, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of over 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the "RBC LifeTM" brand name through subsidiaries in the United States, Canada, Taiwan and Hong Kong.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the United States, Canada and Southeast Asia, and by licensees in other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

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

Segment information is as follows (U.S. dollars in 000s):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended September 30, 2013
Net sales	$4,999	$1,640	$6,640
Depreciation and amortization	132	15	147
Operating profit (loss)	(203)	64	(139)
Capital expenditures	—	—	—
Total assets	15,683	3,157	18,840
Quarter Ended September 30, 2012
Net sales	$5,301	$1,412	$6,713
Depreciation and amortization	127	19	146
Operating loss	(453)	(83)	(536)
Capital expenditures	100	—	100
Total assets	14,901	2,829	17,730
Nine Months Ended September 30, 2013
Net sales	$14,431	$4,594	$19,025
Depreciation and amortization	395	46	442
Operating profit (loss)	(360)	47	(313)
Capital expenditures	11	—	11
Total assets	15,683	3,157	18,840
Nine Months Ended September 30, 2012
Net sales	$14,652	$4,678	$19,330
Depreciation and amortization	370	59	429
Operating profit (loss)	(210)	112	(98)
Capital expenditures	805	—	805
Total assets	14,901	2,829	17,730

Financial information summarized geographically is as follows (U.S. dollars in 000s):

	Quarter Ended September 30, 2013		Quarter Ended September 30, 2012
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,455	$5,859	$2,422	$6,442
Russia/Eastern Europe	3,078	—	3,333	—
Canada	374	528	339	521
Southeast Asia	707	258	566	60
All others	25	—	54	—
Totals	$6,640	$6,645	$6,713	$7,023

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$7,129	$5,859	$7,969	$6,442
Russia/Eastern Europe	8,856	—	8,717	—
Canada	1,184	528	1,072	521
Southeast Asia	1,747	258	1,305	60
All others	110	—	267	—
Totals	$19,025	$6,645	$19,330	$7,023

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $3,078,000 and $3,333,000 during the quarters ended September 30, 2013 and 2012, respectively, and $8,856,000 and $8,717,000 during the nine months ended September 30, 2013 and 2012, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our Common Stock. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $672,000 and $612,000 during the quarters ended September 30, 2013 and 2012, respectively, and $1,960,000 and $2,512,000 during the nine months ended September 30, 2013 and 2012, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or nine months ended September 30, 2013 and 2012.

Note K – Loss Per Share:

All share numbers and per share amounts presented reflect the Stock Splits. See Note A for additional information regarding the Stock Splits. Summarized basic and diluted loss per common share was calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Quarter Ended September 30, 2013
Basic loss per common share	$(142,971)	2,217,044	$(0.06)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(142,971)	2,217,044	$(0.06)
Quarter Ended September 30, 2012
Basic loss per common share	$(329,004)	2,222,883	$(0.15)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(329,004)	2,222,883	$(0.15)
Nine Months Ended September 30, 2013
Basic loss per common share	$(297,951)	2,220,916	$(0.13)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(297,951)	2,220,916	$(0.13)
Nine Months Ended September 30, 2012
Basic loss per common share	$(82,128)	2,222,883	$(0.04)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(82,128)	2,222,883	$(0.04)

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 71,000 and 107,400 for the quarters ended September 30, 2013 and 2012, respectively, and approximately 76,000 and 103,000 for the nine months ended September 30, 2013 and 2012, respectively.

Note L – Legal Proceedings:

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes, and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $1,960,000 and $2,512,000, or 10% and 13% of the Company's sales during the nine months ended September 30, 2013 and 2012, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has suspended payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. In June 2012, we filed a proof of claim in this bankruptcy proceeding for the unpaid amount owing to us. As of September 30, 2013, we had approximately $240,000 in pre-petition accounts receivable that remain owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. On August 23, 2013, the dealer filed its proposed plan of reorganization which, at this time, contemplates paying our pre-petition claim in full; however, the plan has not been confirmed. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2013		2012
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,080	46%	$3,386	50%
Associate network	1,920	29%	1,914	29%
	5,000	75%	5,301	79%
Medical Products	1,640	25%	1,412	21%
	$6,640	100%	$6,713	100%

	Nine Months Ended September 30,
	2013		2012
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$8,886	47%	$8,972	47%
Associate network	5,545	29%	5,681	29%
	14,431	76%	14,653	76%
Medical Products	4,594	24%	4,678	24%
	$19,025	100%	$19,330	100%

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

Our principal licensee is CCI, which accounted for 100% and 97% of our licensees' net sales in the nine months ended September 30, 2013 and 2012, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our Common Stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network as well as other logistical considerations. The backlog related to CCI’s account was $5,983,000 at September 30, 2013 compared to $3,671,000 at September 30, 2012.

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

The following table sets forth our Associate networks' net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	44%	52%	47%	58%
Canada	19	18	21	19
Southeast Asia	37	30	32	23
	100%	100%	100%	100%

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

This segment's largest customer, a medical/surgical dealer, accounted for 43% and 54% of the net sales of our Medical Products during the nine months ended September 30, 2013 and 2012, respectively. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

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

Stock Splits
On August 9, 2013, the Company completed a 1-for-500 reverse stock split (the "Reverse Split"), whereby each 500 shares of the Company's issued and outstanding shares of common stock, $0.001 par value (the "Common Stock"), was converted into one whole share of new Common Stock (the "New Common Stock"). No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares to shareholders in connection with the Reverse Split, the Company will pay $0.1691 per share to shareholders.

Immediately following the Reverse Split, the Company completed a 50-for-1 forward stock split (the "Forward Split" and together with the Reverse Split, the "Stock Splits") whereby each share of New Common Stock was converted into 50 shares of Common Stock.

The Common Stock began trading at the split-adjusted price on August 12, 2013. All share numbers and per share amounts presented reflect the Stock Splits. Amounts recorded as common stock and additional paid in capital within the Shareholders' Equity section of the Condensed Consolidated Balance Sheets have been restated to reflect the impact of the Stock Splits.

Other than as described above, management believes that there have been no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.3	54.2	52.8	50.1
Gross profit	45.7	45.8	47.2	49.9
Operating expenses:
General and administrative	34.7	40.2	35.7	38.2
Distributor commissions	11.2	11.6	11.1	12.6
Depreciation and amortization	1.9	1.9	2.0	2.0
Casualty gain	—	—	—	(2.4)
Total operating expenses	47.8	53.7	48.8	50.4
Operating loss	(2.1)	(7.9)	(1.6)	(0.5)
Interest expense	0.4	0.5	0.4	0.5
Loss before income taxes	(2.5)	(8.4)	(2.0)	(1.0)
Benefit for income taxes	(0.3)	(3.5)	(0.5)	(0.6)
Net loss	(2.2)%	(4.9)%	(1.5)%	(0.4)%

Quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the quarter ended September 30, 2013 were $6,639 compared with net sales for the same period in 2012 of $6,713, a decrease of $74, or 1%. This decrease resulted from a $301 decrease in net sales of Nutritional Products and a $227 increase in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a $306 decrease in net sales to our licensees, which was partially offset by a $6 increase in sales through our Associate network.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI; sales to CCI decreased $254, or 8%, during the third quarter of 2013.  Sales to CCI are impacted by a variety of factors including global economic trends and logistical considerations which can impact the timing of shipments into CCI's markets.

Associate Network.  Overall, net sales through the Associate network channel increased by $6 during the third quarter of 2013 compared to the same period in 2012. Sales in our U.S. market decreased by approximately 17%, largely as a result of a decrease in the number of active Associates. Also, sales in our Taiwan market decreased by approximately 28% compared to the same period in 2012. Sales in the third quarter of 2012 were impacted by the launch of SK Plus, which did not recur in 2013.

The decrease in our U.S. and Taiwan markets was partially offset by our entry into Hong Kong, which occurred in July, 2013. Also, sales in the Canada market increased as a result of improved sales per active Associate. Finally, we have experienced growth in our NFR markets, including Australia, which we entered in February, 2013.

Medical products.  The increase in net sales of Medical Products resulted from a variety of factors including sales to new customers, sales of new products and expanded private label sales. In addition, sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, improved by $60 during the third quarter of 2013 compared to the third quarter of 2012.  Sales to this dealer in the third quarter of 2013 were approximately $672, or 41%, of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

Cost of sales.  Cost of sales for the quarter ended September 30, 2013 was $3,604 compared with $3,642 in the third quarter of 2012, a decrease of $38, or 1%. As a percentage of net sales, cost of sales was approximately 54% in the third quarter of 2013 and 2012. Higher costs on Licensee sales and lower Licensee royalties were offset by a shift in the mix of sales toward the lower cost Associate network and Medical Products sales. Additionally, lower product testing costs also helped offset the impact of the higher Licensee costs and lower royalties.

General and administrative. General and administrative expenses for the quarter ended September 30, 2013 were $2,301 compared with expenses in the third quarter of 2012 of $2,701, a decrease of $400, or 15%. The reduction was attributable to lower payroll, and benefits costs related to the reorganization of our U.S. and Canadian operations, lower contract labor costs due to fewer system enhancements in 2013, reduced costs for sales meetings and contests and reduced product testing costs as a result of the substantial completion in 2012 of our product stability testing program under "Good Manufacturing Practices" ("GMPs")

as promulgated by the U.S. Food and Drug Administration. These reductions in expense were partially offset by additional costs related to the opening of the Hong Kong market in the third quarter of 2013. As a percentage of net sales, general and administrative expenses were 35% and 40% in the quarters ended September 30, 2013 and 2012, respectively.

Distributor commissions. Distributor commissions were $747 for the quarter ended September 30, 2013 compared with $778 in the third quarter of 2012, a decrease of $31, or 4%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) decreased to approximately 38% in the third quarter of 2013 compared to 40% in the same period in 2012.  This decrease was primarily attributable to certain changes to our Associate compensation plan which were implemented in 2012. On a consolidated basis, distributor commissions as a percentage of net sales were 11% and 12% in the quarters ended September 30, 2013 and 2012, respectively.

Income taxes.  We recorded an income tax benefit of $23 and $238 during the quarters ended September 30, 2013 and 2012, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended September 30, 2013 was $143, or $0.06 per share, compared with a net loss in the third quarter of 2012 of $329, or $0.15 per share.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 (U.S. dollars in 000’s except per share amounts)

Net sales. Net sales for the nine months ended September 30, 2013 were $19,025 compared with net sales for the same period in 2012 of $19,330, a decrease of $305, or 2%. This decrease resulted from a $222 decrease in net sales of Nutritional Products and an $83 decrease in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a $136 decrease in sales through our Associate network and an $86 decrease in net sales to our licensees.

Associate Network. Overall, net sales through the Associate network channel decreased by $136 during the first nine months of 2013 compared to the same period in 2012. Sales in our U.S. market decreased by approximately 21%, largely as a result of a decrease in the number of active Associates. The decrease in our U.S. market was partially offset by growth in the number of Associates and sales per active Associate in our Taiwan market, which we entered in October 2011. Sales in Taiwan increased 19% during the first nine months of 2013 compared to 2012. In addition, sales in our Canada market increased as a result of improved sales per active Associate. Further, our sales were favorably impacted by our entry into Hong Kong, which occurred in July, 2013. Finally, we have experienced growth in our NFR markets, including Australia, which we entered in February, 2013.

Licensees.  The decrease in net sales to our licensees of $86 was attributable to decreased shipments to customers other than CCI. Sales to non-CCI customers during the first nine months of 2013 decreased by $224 compared to the first nine months of 2012. The decrease in sales to non-CCI customers was partially offset by a $138, or 2% increase in sales to CCI. Sales to CCI are impacted by a variety of factors including global economic trends and logistical considerations which can impact the timing of shipments into CCI markets.

Medical products.  The decrease in net sales of Medical Products resulted from decreased sales to our largest customer in this segment, which distributes wound care products and provides services to the nursing home market. Total sales to this customer in the first nine months of 2013 were approximately $1,960 or 43% of the net sales of our Medical Products. Sales to this customer decreased approximately $552 during the first nine months of 2013 compared to the same period of 2012.  Sales to all other customers in this segment increased approximately $460, or 21%, nearly offsetting the loss of sales to our largest customer. In February 2012, our largest customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

Cost of sales.  Cost of sales for the nine months ended September 30, 2013 was $10,046 compared with $9,675 in the same period of 2012, an increase of $371, or 4% . As a percentage of net sales, cost of sales was approximately 53% in the first nine months of 2013 compared with 50% in 2012. The cost of sales rate was unfavorably impacted by higher product costs realized in our Licensee channel, and lower sales as a result of lower Licensee royalties earned in 2013.

General and administrative. General and administrative expenses for the nine months ended September 30, 2013 were $6,800 compared with expenses for the nine months ended September 30, 2012 of $7,381, a decrease of $581, or 8%. The decrease was primarily due to lower payroll, benefits and contract labor costs related to the reorganization of our U.S. and Canadian operations and lower expenditures for information technology projects, reduced product testing costs as a result of the substantial completion in 2012 of our product stability testing program under GMPs and lower costs for sales meetings, advertising and marketing material costs. These reductions in expense were partially offset by additional costs related to the commencement of operations in Hong Kong, sales contests, legal and professional fees, the sale of a trademark in 2012 that did not recur in 2013, and unfavorable foreign currency translation expense. As a percentage of net sales, general and administrative expenses were 36% and 38% for the nine months ended September 30, 2013 and 2012, respectively.

Distributor commissions. Distributor commissions were $2,113 for the nine months ended September 30, 2013 compared with $2,437 for the nine months ended September 30, 2012, a decrease of $324, or 13%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates which are recorded as a reduction of sales) decreased to approximately 37% in the first nine months of 2013 compared to 42% in the same period in 2012.  This decrease was primarily attributable to certain changes to our Associate compensation plan which were implemented in 2012. On a consolidated basis, distributor commissions as a percentage of net sales were 11% and 13% in the nine months ended September 30, 2013 and 2012, respectively.

Casualty Gain. For the nine months ended September 30, 2012, the Company recognized a casualty gain in the amount of $443 related to the replacement of the roof of its facility in Irving, Texas and reimbursement for a claim under a replacement cost insurance policy.

Income taxes.  We recorded an income tax benefit of $100 and $112 during the nine months ended September 30, 2013 and 2012, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the nine months ended September 30, 2013 was $298, or $0.13 per share, compared with a net loss for the first nine months of 2012 of $82, or $0.04 per share.

LIQUIDITY AND CAPITAL RESOURCES (U.S. dollars in 000s)

Cash and working capital. During the first nine months of 2013, we had a net increase in cash of $435 compared with a net decrease in cash of $942 in the first nine months of 2012.  At September 30, 2013, we had working capital of $4,793, a $327 decrease from working capital at December 31, 2012 of $5,120.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first nine months of 2013, our operating activities provided cash flow of $575.  In the first nine months of 2012, our operating activities used cash flow of $581.  The increase in cash provided by operating activities of $1,156 was primarily due to an increase in deferred revenue of $1,085 compared with a decrease in the prior year of $480, resulting in an increase in cash flow of $1,565. The increase in cash flow from deferred revenues is attributable to the timing of orders by our primary licensee, CCI. In addition, accounts payable and accrued expenses provided cash flow in the first nine months of 2013 of $282, compared to a decrease in the prior year of $457, resulting in an increase in cash flow of $739. The increase in accounts payable and accrued liabilities is largely due to timing of payments for purchases of inventory and other expenses. These increases in cash flow were partially offset by a smaller reduction in inventory in 2013 compared to 2012, which resulted in lower cash flow of $772. In addition, prepaid expenses and other current assets increased by $617 in 2013, compared with an increase in the prior year of $311, resulting in a decrease in cash flow of $306. The increase in cash used for prepaid expenses was partially attributable to advances made to Associates to support marketing efforts in Australia and Hong Kong (see Part I, Item I, Note D - Prepaid Expenses and Other Current Assets of this report for additional details) and prepayment of expenses for a trip awarded to the Company's top performing Associates which did not occur until October, 2013. Finally, other assets increased by $236 in the first nine months of 2013, compared to $4 in 2012, largely due to advances made to Associates which are not expected to be collected in the next twelve months.

Investing activities. During the first nine months of 2013, we used $11 for capital expenditures. In the first nine months of 2012, capital expenditures totaled $805, which included $635 for the replacement of the roof on the Company's facility in Irving, Texas. The cost of replacing the roof in 2012 was largely offset by insurance proceeds of $625.

Financing activities. During the first nine months of 2013, financing activity included the repayment of long-term debt in the amount of $146 and the purchase of common stock of $18 as a result of the Stock Splits (see Part I, Item I, Note A - Unaudited Condensed Consolidated Financial Statements of this report for additional details). During the first nine months of 2012, financing activity included the repayment of long-term debt in the amount of $135.

Share repurchase program. On August 28, 2013, the Company announced that the Board of Directors had authorized a plan to repurchase, at management's discretion, up to 111,000 shares of Common Stock, representing 5% of the Company's outstanding Common Stock. The Company's repurchase plan was effective as of that date, and expires on February 28, 2015. No common stock repurchase transactions were executed as a result of the share repurchase program in the three or nine months ended September 30, 2013.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada, Taiwan and Hong Kong that accounted for 13% of net sales during the first nine months of 2013 and 10% of net sales in 2012.  Sales transactions in Southeast Asian markets other than Taiwan and Hong Kong are denominated in U.S. dollars.

We advance funds to and receive funds from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on exchange rate exposure for the intercompany payable of approximately $171 to our Canadian operation, and intercompany advances of $1,468 and $561 to our Taiwan and Hong Kong operations, respectively, at September 30, 2013, a 10% adverse change in the currency rates would reduce earnings before income taxes by approximately $220.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, (as our principal executive officer and principal financial officer, respectively), evaluated as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively) concluded that our disclosure controls and procedures, as of September 30, 2013, were effective.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rule 13(a)-15 or Rule 15d-15 of the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer that accounted for approximately $1,960,000 and $2,512,000 of the Company's sales during the nine months ended September 30, 2013 and 2012, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to these proceedings, which is incorporated herein by reference.

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

On July 30, 2013, the Company was notified that the Associate with whom the Company had entered into agreements to market Nutritional Products in Australia, Hong Kong and other Asian markets, as described in Part I, Item 1. Note D - Prepaid Expenses and Other Current Assets, was unable to fulfill certain financial obligations under the agreements. The Company deemed this failure to represent a material breach of the agreements Through September 30, 2013 and June 30, 2013, the Company had advanced funds to this Associate (net of marketing fees earned by the Associate) totaling $493,000 and $326,000, respectively. The Company is in discussions with the Associate to determine the appropriate course of action to ensure that the Associate is able to perform his financial obligations and to protect the Company's sales in Australia, Hong Kong and other Asian markets. However, there can be no assurance that the advances will be recovered in accordance with the terms of the agreements.

As a result of the Reverse Split, the number of holders of record of the Common Stock is less than 300. Public companies whose stock is held by fewer than 300 holders of record may be eligible to terminate the registration of such stock pursuant to the Exchange Act and cease their compliance with applicable public reporting requirements. The market price and liquidity of the stock of companies that terminate their compliance with public reporting requirements may be reduced following such termination. Presently, the Company has no plans to cease compliance with applicable public reporting requirements.

On August 9, 2013, we completed the Stock Splits. As a result, the number of registered shareholders has declined to approximately 250.

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities pursuant to the Exchange Act to be terminated 90 days after a company files a certification with the Securities and Exchange Commission that the number of holders of record of such class of security is less than 300 persons. If the Company determines that cessation of filing reports with the Securities and Exchange Commission is in the best interest of the Company and its shareholders, the Common Stock would no longer trade on the OTCQB, and would be traded on the Pink Sheets, which may result in a lower market price and reduced liquidity of the Common Stock. While the Company presently has no plans to cease compliance with applicable public reporting requirements, the number of holders of Common Stock would enable the Company to do so in the future.

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

RBC Life Sciences, Inc.
Registrant

November 12, 2013	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

November 12, 2013	By:	/s/ Richard S. Jablonski
Date	Its:	Vice President - Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
10.1	Employment Agreement dated October 18, 2013 between RBC Life Sciences, Inc. and Clinton H. Howard*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *❖

101.SCH	XBRL Taxonomy Extension Schema Document *❖

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ❖

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ❖

101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ❖

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ❖

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