Form 10-K
period 2013-12-31
RBC LIFE SCIENCES, INC.
filed 2014-03-27
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
 Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013:  $1,329,904
 Number of shares of common stock outstanding as of February 28, 2014:  2,212,250
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Overview

RBC Life Sciences, Inc., a Nevada corporation formed in 1999 (along with its subsidiaries, sometimes hereinafter referred to collectively as “we”, “our”, the “Company” or “RBC”), is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S., Canada, Taiwan and, effective July, 2013, an office in Hong Kong.  This product line is marketed under the “RBC Life” brand name and may be broadly categorized as:  (i) wellness products, (ii) fitness products and (iii) skin care products.  The product line includes herbal formulas, vitamins, minerals, antioxidants and skin, hair and body care products.

In certain markets, primarily the U.S., Canada , Taiwan and Hong Kong, we market Nutritional Products through a network of independent distributors that we refer to as “Associates.”  We also market Nutritional Products in certain international markets through license arrangements.  The licensees are third parties who are granted exclusive rights to distribute Nutritional Products in their respective territories and, for the most part, distribute these products through an independent network of Associates in the licensed territory.

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

According to data published by the Nutrition Business Journal (“NBJ”), global nutrition industry sales increased 7% to $347 billion in 2012.  Of that $347 billion, nutritional supplements contributed $97 billion, while natural and organic foods contributed $101 billion, functional foods $112 billion, and natural and organic personal care and household products $37 billion. In 2012, total sales of nutritional supplements in our largest markets, the United States, Russia/Eastern Europe and Asia grew 7%, 10% and 12%, respectively. NBJ projected that sales of nutrition supplements in 2013 would grow by 8% in the US, 10% in Russia/Eastern Europe and 12% in Asia.

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

Our primary distribution model is a network marketing system, which is a common form of direct selling. According to the latest data available from the World Federation of Direct Selling Associations (the "WFDSA"), the direct selling industry generated approximately $167 billion in worldwide retail sales in 2012, with approximately 90 million independent distributors. WFDSA statistics show that the U.S. continues to be the largest market for direct sales in the world. According to the Direct Selling Association (“DSA”), the U.S. member association of the WFDSA, the U.S. generated approximately $32 billion in retail sales in 2012 with approximately 16 million independent distributors. DSA statistics show that wellness products, which include nutritional supplements, accounted for 27%, and personal care products accounted for 17%, of the approximately $32 billion in annual retail sales generated in the U.S. in 2012.

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

In-house Manufacturing. We manufacture certain proprietary raw materials for our exclusive use, including the key raw material used in certain of our top-selling products, Microhydrin® and Microhydrin Plus®, which are Nutritional Products.  Together, these products accounted for 11% of consolidated net sales and 15% of Nutritional Products sales in 2013.  We believe that our ability to manufacture these proprietary raw materials is a competitive advantage for us because it allows us to better protect our proprietary technology and know-how, and better manage the quality of and costs associated with the production of our key raw materials.

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

Business Strategy

We seek to grow our business by pursuing the following strategies:

Exploit New Product Opportunities; Develop New and Improved Products. In May 2011, we launched a new dietary supplement product, Stem-KineTM. Stem-Kine has been shown in published human clinical studies to nutritionally enable bone marrow and other stem cell-producing tissues, which form the natural repair and renewal system of the body, to increase their production of stem cells. We market this product under a license agreement that provides RBC certain exclusive marketing rights in 42 countries, including all countries where our products are currently sold by us or our licensees, except that the licensor has retained the right to sell Stem-Kine to licensed health care practitioners in the U.S. We initially launched Stem-Kine in the North American market and then expanded its distribution into the Taiwan market under the name SK Plus in July 2012. Stem-Kine is also distributed in Hong Kong. We believe this product possesses unique features and benefits that provide a key opportunity for sales growth in the Nutritional Products segment.

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

Attract and Retain Network Marketing Associates. We believe that the network marketing model is the most effective way to sell our Nutritional Products.  Our objective is to increase sales in this channel by increasing the attraction, recruitment, retention and productivity of our Associates.  We seek to accomplish these objectives by (i) providing training and support to new and existing Associates through various means, including the sponsorship of meetings and events and providing sales tools and resources at low or no cost, (ii) introducing new and/or improved products and (iii) providing financial incentives through the Associate compensation plan. In 2013, we continued to enhance our training programs, which are designed to increase the leadership and training skills of field Associates who are actively working to grow their distributorships. We also award our top performing associates with an all-expenses paid trip to our annual Leadership Conference. These conferences provide significant incentive to our associates to grow their sales organizations. For 2014 we anticipate continuing to develop and enhance these programs.

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

To test the market internationally for our products and network marketing program, during 2010, we began selling selected Nutritional Products in certain countries in Southeast Asia, under a not-for-resale (“NFR”) program.  The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. Depending on the results of our efforts under the NFR program, we will consider opening an office to support our sales efforts, as we did in Taiwan in 2011.

During 2013, we entered into agreements with an Associate to market Nutritional Products in Australia, Hong Kong and other Asian markets. See Note E to the financial statements located elsewhere in this report for additional information related to our arrangement with this Associate. We anticipate opening an office in Malaysia in early 2014. We will consider opening additional offices in Southeast Asia as expansion opportunities develop.

Expand Medical Products in Existing and New Markets. We believe there is significant opportunity to increase net sales of our Medical Products in the U.S. and international markets.  We have developed and continue to develop new market opportunities in the U.S. based on our expertise in the wound care market.  During 2014, we expect to (i) continue to enhance our product offering, (ii) provide specialized wound care training and other support to our field sales force and (iii) increase the body of clinical data supporting the safety and efficacy of our products.  In addition, we continue to work with third parties to facilitate the expansion of Medical Products distribution into international markets, primarily focusing on Central and South America and the Caribbean.

Leverage and Expand our Relationship with CCI. Our largest customer is Coral Club International, Inc. (“CCI”), which is a licensee that distributes Nutritional Products in a territory comprised mainly of Russia and the republics of the former Soviet Union.  Net sales to CCI accounted for approximately 46% of consolidated net sales in 2013. Our objective is to support CCI in this territory by supplying CCI with new products and providing operational and regulatory support.  We will continue to implement initiatives to accomplish these objectives and seek other ways to facilitate growth in this territory. See Part I, Item 1A, Risk Factors for further discussion about our sales to CCI.

Products

The Nutritional Products segment, which accounted for 75%, 75% and 76% of consolidated net sales in 2013, 2012 and 2011, respectively, markets nutritional supplements and personal care products under the RBC Life brand name.  The Medical Products segment markets wound care products under the MPM Medical brand name.  For additional information related to these industry segments, please see Note N to our consolidated financial statements beginning on page F-1 of this report.

Nutritional Products. We currently market a line of approximately 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  These products may be broadly categorized as: (i) wellness products, (ii) fitness products and (iii) skin care products.  Featured products include:

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

•	OliViva® – made from freshly harvested olive leaves, an antioxidant beverage that supports the immune system, increases energy and supports the cardiovascular system;

•	Colo-Vada Plus® – an effective 14-day colon cleansing program that has been widely used for more than 20 years;

•	HydraCel® – a product that improves the quality of drinking water by reducing surface tension for increased hydration and making water more alkaline;

•	24 Seven – a daily multivitamin/mineral supplement;

•	Immune 360® – a product to nourish and support the function of the immune system; and

•	VitAloe – a blend of research-backed ingredients designed to support the immune system and nutrients that support the growth of healthy bacteria in the digestive tract.

Our top-selling products are antioxidant products marketed under the trade names Microhydrin and Microhydrin Plus, which collectively accounted for approximately 11% of consolidated net sales in 2013 and 10% in 2012.  No other product accounted for more than 10% of our sales.  Stem-Kine, which was launched in May 2011, has also become a top-selling product accounting for 8% of consolidated net sales in 2013 and 7% in 2012. With the exception of Stem-Kine, our finished products are produced according to our specifications and/or formula; Stem-Kine is produced in accordance with the formula owned by its developer. In all cases, however, our finished products are produced by manufacturers and suppliers that we do not control.  We maintain quality control of our products through the quality systems we have established, which include the use of in-house laboratories as well as the manufacturing and laboratory facilities of our third-party suppliers.  We believe our manufacturing and distribution practices are in compliance with current good manufacturing practice regulations as established by the FDA.

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

We currently market a line of over 35 wound care products.  Certain wound care products, which account for approximately 86% of Medical Products sales, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions.  These products include cleansers, dressings, hydrogels, collagen, calcium alginates, moisture barriers, antimicrobials and a unique hydrogel wound dressing with Lidocaine.  Our other wound care products, which represent approximately 14% of Medical Products sales, are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain and itching in the skin and the internal mucosa caused by radiation reactions or reactions to certain cancer medications.

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

We source Stem-Kine from its developer, which produces Stem-Kine in accordance with its own formula and specifications. We purchase and market Stem-Kine under the terms of a license agreement which provides the Company with certain exclusive rights to market Stem Kine until December 31, 2014. We believe that the developer is a high-quality manufacturer and is capable of meeting our current and projected demand during the term of the agreement.

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

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2013 and 2012, please see Note N to our consolidated financial statements beginning on page F-1 of this report.

Independent Distributor Network

Overview. We distribute Nutritional Products in the U.S., Canada, Taiwan and, commencing in July 2013, Hong Kong, through a network of independent distributors that we refer to as “Associates.”  In using this distribution model, we sell substantially all of our Nutritional Products in these markets through individuals who are not our employees.  Our Associates generally purchase products from us for personal consumption or for resale to consumers. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close associates.  We believe that network marketing is an effective method of distribution because it allows person-to-person interaction about our products and business, which is not readily available through other distribution channels.

Our sales in these markets are dependent upon the number and productivity of our Associates.  Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  We had approximately 11,100 and 13,000 active Associates at December 31, 2013 and 2012, respectively.  We consider an Associate active if he/she has placed an order within the previous 12 months.

In certain markets in Southeast Asia and, beginning in February 2013, Australia, the Company sells certain Nutritional Products under our NFR program.  The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The principle difference between an NFR program customer and our Associates in the U.S., Canada, Taiwan and Hong Kong is that Associates in these markets may resell the products that they purchase from us whereas NFR program customers cannot. However, an NFR program customer can sponsor a new NFR program customer, who is then able to purchase products directly from us. Because of the similarities between NFR program customers and Associates in our key markets, we consider an NFR program customer to be equivalent to an Associate.

During 2013, the Company entered into agreements with an Associate to market Nutritional Products in Australia, Hong Kong and other Asian markets. Pursuant to these agreements, we made advances to this Associate to support marketing activities and fund costs related to the opening of an office in Hong Kong in July, 2013. See Part IV, Item 15, Note E to the financial statements located elsewhere in this report for further information related to this Associate. We believe that providing local marketing and sales support, customer service and product order fulfillment provides a better platform to generate additional sales growth in the Hong Kong market. We anticipate opening an office in Malaysia in early 2014, and will consider opening additional offices in Southeast Asia as expansion opportunities develop.

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

Nutritional Products returned by Associates that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid.  Returned product that is damaged during shipment to the customer is 100% refundable.  Return of product that is not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  For the years 2013, 2012 and 2011, returns were less than 1% of Nutritional Products sales.

Licensees

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets.  Under these arrangements, the licensees purchase products from us for distribution in their territories, and, in most cases, pay us a monthly royalty based on sales of our products in their territories.  Most of our sales under these arrangements are to CCI, which has exclusive distribution rights in a territory comprised mainly of Russia and the republics of the former Soviet Union.  Sales to CCI were 46%, 44% and 45% of consolidated net sales in 2013, 2012 and 2011, respectively.  Under arrangements with other licensees, our products are also distributed in other international markets including Western Europe, United Arab Emirates and Indonesia.

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

Medical Products Distribution

Sales force. At December 31, 2013, the MPM Medical sales force consisted of seven full-time sales representatives and one manufacturer representative assigned to specific geographic territories within the U.S.  This compares to a sales force at December 31, 2012 that consisted of eight full-time sales representatives and two manufacturer representatives.

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

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes, and obtains reimbursement for the price of products from Medicare.  This dealer accounted for 44%, 53% and 59% of Medical Products net sales in 2013, 2012 and 2011, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of February 28, 2014, we had approximately $240,000 in pre-petition accounts receivable that are owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

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

Returns. Generally, unused Medical Products may be returned up to six months from the date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  For the years 2013, 2012 and 2011, returns were less than 2% of Medical Products sales.

Trademarks, Patents or Other Intellectual Property

We have trademark registrations in the U.S. and certain foreign jurisdictions of the Company name, RBC Life Sciences®; our Nutritional Product brand name, RBC Life®; our logo and certain key product names including Microhydrin®, Colo-Vada Plus®, Immune 360® and OliViva®. We also have trademark registrations in the U.S. of certain other key product and product ingredient names such as NeuroBright®, Microhydrin® Plus, HydraCel, Regenecare®, OraMagic®, RadiaPlex® and NormlShield®.  In addition, we have trademark applications pending in the U.S. and certain foreign jurisdictions for other key trade dress used by us.  As long as we continue to renew our trademarks when necessary, the trademark protection provided by them is perpetual.  We also rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide the same level of protection as afforded by a U.S. federal registration of a trademark.  Also, common law trademark rights are limited to the geographic area in which the trademark is actually used.  These trademarks are useful in achieving brand recognition within our industries.

In January 2013, we were granted US Patent 8357422 for "Neurobright", which is a unique dietary supplement formulation that nutritionally supports cognitive function, learning and remembering. The basis for the patent was an 18-month controlled animal study conducted by Dr. Tres Thompson of the School of Behavioral and Brain Sciences at the University of Texas at Dallas. The study showed that Neurobright increased both cognitive function and psychomotor abilities in animals.

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

We do not maintain inventory in anticipation of product orders from our licensees.  Under the terms of our license agreements, the licensee is generally required to make a cash deposit equal to 50% of the purchase order amount at the time the purchase order is placed, and must allow two to three months for delivery.  In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account.  However, we do not recognize sales until the products are shipped.  Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment.  Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests.  Backlog was approximately $6,298,000 and $5,813,000 at December 31, 2013 and 2012, respectively.  We expect substantially all of the backlog at December 31, 2013 to be filled during 2014.

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

We market food, dietary supplements, cosmetics, over-the-counter drug products and medical devices.  In the U.S., the FDA regulates our products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and related regulations.  To ensure compliance with the FDCA and FDA regulations, the FDA has numerous enforcement tools, including the ability to issue warning letters, initiate product seizures and injunctions, order product withdrawals and recalls and pursue fines and criminal penalties.

The majority of our products are classified as dietary supplements, which are defined in the FDCA as products intended to supplement the diet that contain one or more of certain dietary ingredients, such as vitamins, minerals, herbs or botanicals, amino acids and other dietary substances used to supplement diets. The FDCA has been amended several times with respect to dietary supplements, most significantly by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). This legislation governs the formulation, manufacturing, marketing and sale of dietary supplements, including the content and presentation of health-related information included on the labels or labeling of dietary supplements. We believe DSHEA generally provides a favorable regulatory climate to consumers and the dietary supplement industry. However, several bills to amend DSHEA in ways that would make this law less favorable to consumers and the dietary supplement industry have been proposed in Congress. We cannot predict whether this legislation will pass in its present form, in amended form or at all. Proposed changes may include on or more of the following; (1) premarket approval for safety and effectiveness of dietary ingredients; (2) specific premarket review of dietary ingredient stimulants; (3) reversal of the burden of proof standard that now rests on the FDA; and (4) a redefining of "dietary ingredient" to remove botanicals or selected classes of ingredients now treated as dietary ingredients.

Pursuant to the FDCA, a dietary supplement that contains a new dietary ingredient ("NDI"), which is defined as an ingredient not on the market before October 15, 1994, must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  The manufacturer must notify the FDA at least 75 days before marketing products containing NDIs and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. In July 2011, the FDA published draft guidance for the industry to attempt to clarify the FDA's interpretation of the NDI notification requirements, and this guidance raises new challenges to the development of NDIs. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit an NDI notification. During December 2012, following consultation with stakeholders, the FDA indicated

it intends to revise the draft Guidance. Depending on the form of any final Guidance issued by the FDA on the use of NDIs, the Company may be required to develop evidence that ingredients used in our products actually qualify for so-called "grandfather" status, develop evidence that they are otherwise exempt from the notification requirement, and/or submit one or more new dietary ingredient notifications. The Company may also elect to develop new formulations in order to avoid use of any non-grandfathered ingredients.

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

In June 2007, as authorized by DSHEA, the FDA adopted good manufacturing practice regulations (“GMPs”) specifically for dietary supplements, which regulations are applicable to those who manufacture, package, label or hold dietary supplements. These new GMPs are more onerous than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMPs for drugs.  As a small business, our effective compliance date under the new GMPs was June 2009.  Under these regulations, we are responsible for complying with GMPs applicable to the activities in which we engage, i.e. the holding and distribution of dietary supplements. We believe our practices are in compliance with these GMPs, but there can be no assurance that our operations or the manufacturing and distribution practices of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.  We have experienced increases in product costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

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

The Food Safety Modernization Act (FSMA), enacted in 2011, for which the FDA is promulgating rules, is also applicable to some of the Company's products and will require the development of a food safety plan and the implementation of preventative measures to protect against food contamination. Dietary supplements manufactured in accordance with GMP's, and foods manufactured in accordance with the low acid food regulations, are exempt.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of regulatory guidelines called General Controls.  General Controls are the only level of controls that apply to Class I devices and include provisions of the FDCA pertaining to adulteration, misbranding, device registration and listing, premarket notification, banned devices, notification and repair/replacement/refund, records and reports, restricted devices, and GMPs.  Class II devices are those for which General Controls alone are insufficient to provide reasonable assurance of its safety and effectiveness and there is sufficient information to establish Special Controls the FDA deems necessary to provide such assurance.  Special Controls may include special labeling requirements, mandatory performance standards and post market surveillance.  Most Class I devices are exempt from premarket notification (510(k)) requirements, and while a few Class II devices are exempt, most Class II devices require 510(k) premarket notification.  A 510(k) premarket notification requires demonstration of substantial equivalence to another legally U.S. marketed device.  Substantial equivalence means that the new device is at least as safe and effective as the predicate device. The process of obtaining a 510(k) clearance typically can take several months to a year or longer and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976.  We believe that our medical devices are manufactured and marketed in accordance with these statutory requirements and the FDA’s related regulations.

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

We cannot predict the nature of any future laws, regulations, interpretations or applications that may be administered by any federal, state, local or foreign regulatory authority, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuation of certain products that cannot be reformulated, additional record-keeping, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation.  Any or all of these requirements could have a material adverse effect on our business, financial condition and results of operations.

Network Marketing.  Our network marketing program is subject to laws and regulations in each country in which we operate.  Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on sales of the enterprise's products, rather than investments in the organization or other non-retail sales-related criteria.   These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and judicial decisions.  In addition to federal regulation by the FTC in the U.S., each state has enacted its own “Little FTC Act” to regulate sales and advertising.  We actively strive to comply with all applicable state, federal and foreign laws and regulations affecting this distribution channel.  We believe that our network marketing system satisfies the standards and case law defining a legal marketing system; however, the regulatory and legal requirements concerning network marketing systems do not include “bright line” rules and are inherently fact-based.

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

Employees

As of December 31, 2013 and 2012, we had 76 employees.  We do not foresee a significant change in the number of our employees during 2014.

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

In 2013 and 2012, two of our customers accounted for approximately 57% of consolidated net sales. One customer, CCI, a licensee that distributes Nutritional Products primarily in Russia and the republics of the former Soviet Union, accounted for approximately 46% and 44% of consolidated net sales in 2013 and 2012, respectively.  The other customer, a medical/surgical dealer that distributes Medical Products and provides services to the long-term care market, accounted for approximately 11% and 13% of consolidated net sales in 2013 and 2012, respectively.  Accordingly, a loss of significant business from, or adverse performance by, either of these customers would be harmful to our business, results of operations and financial condition.  Factors that could adversely affect our sales to these customers include, but are not limited to, the continued negative effects of global economic conditions, additional unfavorable changes in market conditions in the markets serviced by these customers, changes in government regulations that affect sales in markets serviced by these customers, competition from other entities that sell similar products in markets serviced by these customers or an unfavorable change in our business relationship with these customers.  The president of CCI beneficially holds approximately 18% of our outstanding common stock and served as a member of our Board of Directors until June 2004.

On February 27, 2012, we were notified that the medical/surgical dealer that accounted for approximately 11% and 13% of our consolidated net sales in 2013 and 2012, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a recent reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of February 28, 2014, we had approximately $240,000 in pre-petition accounts receivable that are owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter. A loss of significant business from this customer would be harmful to our business, results of operations and financial condition.

Sales to CCI are made pursuant to a long-term agreement, which expires in July 2014.

In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement. Pursuant to the agreement, the Company recorded sales in the amount of approximately$11,700,000 in 2013. While the Company believes it has a satisfactory relationship with CCI, there can be no assurance that the exclusive license agreement will be renewed on terms that will be consistent with previous agreements or acceptable to the Company. Failure to renew the license agreement with CCI or renewal under terms that are less favorable may result in a significant loss of revenues and be harmful to our business, results of operations and financial condition.

Net sales of our Nutritional Products are dependent upon an independent sales force and third-party licensees, and we do not have direct control over the marketing of our Nutritional Products.

We rely on non-employee, independent Associates and third-party licensees to purchase, market and sell our Nutritional Products. Licensees, which accounted for 46%, 45% and 46% of our consolidated net sales in 2013, 2012 and 2011, respectively, are third parties that have entered into license agreements with us pursuant to which they purchase products for distribution in the licensed territories. License agreements generally require licensees to market our products using the RBC brand and impose minimum sales requirements throughout the term that the licensee must meet to retain the distribution rights conveyed by the license agreements.  Licensees are responsible for satisfying all regulatory requirements in the licensed territories related to the importation, labeling, storage, distribution and sale of our products.  Licensees are also responsible for all marketing and sales activities in the licensed territories.  Accordingly, net sales to licensees are directly dependent upon the efforts of the licensees and our future sales volume will depend in large part upon their success in the importation, marketing, sales and distribution of our products in the licensed territories.

In 2013, 2012 and 2011 net sales from our Associates contributed 29%, 30% and 30%, respectively, of our consolidated net sales.  Net sales to our Associate network decreased 3% in 2013 and 13% in 2012 and increased 45% in 2011. Associates are independent contractors who purchase products directly for their own use or for resale. Associates typically engage in the distribution of our products on a part-time basis and likely engage in other business activities, some of which may compete with us. We have a large number of Associates in relation to the size of the corporate staff that implements our marketing programs and provides motivational support to our Associates. We undertake minimal effort to provide individual training to Associates.  Accordingly, there can be no assurance that our Associates will participate in our marketing strategies, plans or Associate compensation plan or accept our introduction of new products.  Associates may voluntarily terminate their agreements with us at any time and, like most network marketing companies, we experience high turnover in Associates from year to year. Because of this high turnover, we must continually recruit new Associates. To increase net sales, we must increase the number and/or productivity of our Associates. Operating results could be adversely affected if our existing and new business opportunities and products do not generate sufficient economic incentive or interest to retain existing Associates and to attract new Associates.  Several factors affect our ability to attract and retain Associates, including:

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

One of our products is marketed under a license agreement with the product's developer.

One of our Nutritional Products, Stem-Kine, accounted for approximately 8% of net sales in 2013. Stem-Kine is marketed by us under the terms of a license agreement with the product's developer. Our agreement with this developer provides us with certain exclusive marketing rights through December 31, 2014. If our marketing rights with respect to Stem-Kine are terminated or we are unable to extend them beyond December 31, 2014, then our financial condition and operating results would be adversely affected.

Three of our products constitute a significant portion of our net sales.

Three of our Nutritional Products, Microhydrin, Microhydrin Plus and Stem-Kine, constitute a significant portion of our sales, accounting for approximately 19% of net sales in 2013. If the demand for any of these products decreases significantly, government regulation restricts the sale of these products, we are unable to adequately source or deliver these products or we cease offering these products for any reason without a suitable replacement, then our financial condition and operating results would be adversely affected.

Failure to succeed in, or expand into, international markets will limit our ability to achieve future growth.

We opened an office and distribution facility in Taiwan on October 1, 2011. During 2013, we entered into an agreement with an Associate to enter into Australia and Hong Kong. See Part IV, Item 15, Note E to the financial statements located elsewhere in this report for further information related to this Associate. Further, we anticipate opening an office and distribution facility in Malaysia in early 2014. We believe that our ability to achieve future growth is dependent in part on our ability to operate successfully in new markets and then continue to expand internationally. However, there can be no assurance that our international operations will be successful or that we will be successful in establishing operations in any other international markets. Our failure to operate successfully internationally could have a material adverse effect on our business, financial condition, or results of operations.

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

We may have to obtain regulatory approvals before we market and sell certain existing and new products.

Pursuant to FDA regulations, a dietary supplement that contains an NDI, which is defined as an ingredient not on the market before October 15, 1994, must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  The manufacturer must notify the FDA at least 75 days before marketing products containing NDIs and provide the FDA with the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. In July 2011, the FDA published draft guidance for the industry to attempt to clarify the FDA's interpretation of the NDI notification requirements. This guidance raised new challenges to the development of NDIs, which could limit our ability in the future to introduce new products to the market and thereby limit our ability to generate additional net sales. During December 2012, following consultation with stakeholders, the FDA indicated it intends to revise the draft Guidance. Depending on the form of any final Guidance issued by the FDA on the use of NDIs, the Company may be required to develop evidence that ingredients used in our products actually qualify for so-called "grandfather" status, develop evidence that they are otherwise exempt from the notification requirement, and/or submit one or more new dietary ingredient notifications. The Company may also elect to develop new formulations in order to avoid use of any non-grandfathered ingredients. It is uncertain what form a final Guidance would take. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure/function claims, must have substantiation in their possession that the statements are truthful and not misleading. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit an NDI notification. Although we do not believe that any of our products require additional approval by the FDA, if the FDA were to conclude that we failed to properly file an NDI notification, then we could be subject to enforcement actions by the FDA, which could result in a significant loss of net sales and harm to our business, financial condition and results of operations.

The Food Safety Modernization Act (FSMA), enacted in 2011, for which the FDA is promulgating rules, is also applicable to some of the Company's products and will require the development of a food safety plan and the implementation of preventative measures to protect against food contamination. Dietary supplements manufactured in accordance with GMP's, and foods manufactured in accordance with the low acid food regulations, are exempt. Failure to comply with the rules being promulgated by the FDA could result in a significant loss of net sales and harm to our business, financial condition and results of operations.

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

In February 2014, the FDA issued two proposed rules. The first, “Food Labeling: Revision of the Nutrition and Supplement Facts Label”, addresses new scientific information and design changes. The second, “Serving Sizes of Foods that can Reasonably be Consumed at One-Eating Occasion; Dual-Column Labeling; Updating, Modifying and Establishing Certain Reference Amounts Customarily Consumed; Serving Size for Breath Mints; and Technical Amendments” addresses revised serving size requirements, criteria for labeling based on package size, and other issues. Both of these proposed rules are open for comment, and the FDA is proposing a compliance date of two years after the effective date for any final rule resulting from these proposed rules. The adoption of these proposed new regulations may result in significant compliance costs and may adversely affect the marketing of our products, which could affect our business, financial condition and results of operations.

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

We face intense competition in the business of distributing and marketing Nutritional Products and Medical Products.  Numerous competitors compete actively for customers and, in the case of other network marketing companies, for Associates. In addition to network marketing companies, these competitors may include numerous other manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers in both our domestic and foreign markets.  Many of our competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and more developed distribution channels than we do. We currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. There can be no assurance that we will be able to compete successfully in this intensely competitive environment.

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

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. We own, or have licenses to use, the material trademarks and trade name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Although most of our trademarks are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks could impair the goodwill associated with our brands and harm our reputation, which could have a material adverse effect on our business, financial condition and operating results.

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

Failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information and data breaches could materially adversely affect our financial condition and operating results.

We have become increasingly dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Any failure to maintain the security of our customers’ confidential information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

We are subject to risks associated with the replacement of our existing MLM software system.

In late 2013, we engaged the services of a company owned by a member of our Board of Directors that specializes in the development and implementation of MLM software systems to replace and enhance the system that had been used since 2009. See Part IV, Item 15, Note P to the financial statements located elsewhere in this report for further information related to this related party transaction. Failure to properly develop, test, implement and enhance the functions of this new software system may result in interruptions to our services and may damage our relationships with, or cause us to lose, our Associates and customers, which would harm our financial condition and operating results. Further, development of the new system may not be completed in the time required, or within budget, resulting in the necessity to continue operating our existing system or seek alternative systems, potentially at significantly greater cost or with a loss of functionality.

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

In 2013, approximately 62% of consolidated net sales came from foreign territories.  Of this 62%, 6% was generated from our Canadian operation, 10% was generated collectively from our Southeast Asia/Australia operations, and the remainder came from foreign territories through export sales to our licensees who are subject to license agreements with us.  We intend to continue to expand foreign sales of our products, exposing us to risks of changes in social, political and economic conditions in foreign countries, including changes in the laws, regulations and policies that govern the importation, distribution and sale of foreign-made products.  While transactions with our licensees and customers in NFR markets are generally denominated in U.S. dollars, exchange rate fluctuations can have a significant impact on the ability of customers to purchase our products and of our licensees to conduct successful businesses in the licensed territories.  Given our inability to predict the degree of exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or overall financial condition.

Taxation and transfer pricing considerations affect our international operations.

Our principal domicile is the United States. Under tax treaties, we are eligible to receive foreign tax credits in the U.S. for certain taxes actually paid abroad.  Because we have foreign operations, taxes paid to foreign taxing authorities may exceed amounts of the credits available to us, resulting in the payment of a higher overall effective tax rate on our worldwide operations. We have adopted transfer pricing arrangements with respect to our foreign operations to regulate intercompany transfers, which arrangements are subject to transfer pricing laws that regulate the flow of funds between the subsidiaries and the parent corporation for product purchases, management services and contractual obligations, such as the payment of Associate incentives. If the U.S. Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge these arrangements or require changes in our transfer pricing practices, we could be required to pay higher taxes and our operating results would be adversely affected. We believe that we operate in compliance with all applicable transfer pricing laws. However, there can be no assurance that we will continue to be found to be operating in compliance with transfer pricing laws, or that those laws will not be modified, which, as a result, may require changes in our operating procedures.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. In particular, we are required to include management reports on the effectiveness of internal controls over financial reporting as part of our annual reports on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the price of our common stock.

Our stock price has been volatile and subject to various market conditions, and there is a limited public trading market for our common stock.

The trading price of our common stock has been subject to wide fluctuations. The price of our common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, scientific discoveries or technological innovations, governmental regulatory action, conditions in the industry segments in which we operate or other events or factors.  The price of our common stock could fluctuate based upon factors that have little or nothing to do with us or that are outside of our control. These fluctuations could cause our stock price to decline materially.

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

My Garden, Ltd., a limited partnership controlled by Clinton H. Howard who is the Company's founder, Chief Executive Officer and Chairman of the Board, owned 43% of our outstanding common stock at December 31, 2013. Collectively with My Garden, Ltd.'s stock ownership, Mr. Howard beneficially owned 44% of our outstanding common stock at December 31, 2013.  By virtue of this stock ownership, Mr. Howard is able to exert significant influence over the election of the members of our Board of Directors and our business affairs. This concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to shareholders. Since Mr. Howard currently serves on the Board of Directors, there can be no assurance that conflicts of interest will not arise with respect to this directorship or that conflicts will be resolved in a manner favorable to other shareholders.

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

On July 30, 2013, the Company was notified that the Associate with whom the Company had entered into agreements to market Nutritional Products in Australia, Hong Kong and other Asian markets, as described in Part IV, Item 15. Note E located elsewhere in this report, was unable to fulfill certain financial obligations under the agreements. The Company deemed this failure to represent a material breach of the agreements. Through December 31, 2013, the Company had advanced funds to this Associate (net of marketing fees earned by the Associate) totaling approximately $620,000. The Company is in discussions with the Associate to determine the appropriate course of action to ensure that the Associate is able to perform his financial obligations and to protect the Company's sales in Australia, Hong Kong and other Asian markets. However, there can be no assurance that the advances will be recovered in accordance with the terms of the agreements.

As a result of a 1-for-500 reverse stock split, the number of holders of record of our common stock is less than 300. Public companies whose stock is held by fewer than 300 holders of record may be eligible to terminate the registration of such stock pursuant to the Exchange Act and cease their compliance with applicable public reporting requirements. The market price and liquidity of the stock of companies that terminate their compliance with public reporting requirements may be reduced following such termination.

On August 9, 2013, the Company completed a 1-for-500 reverse stock split (the "Reverse Split"), whereby each 500 shares of the Company's issued and outstanding shares of common stock was converted into one whole share of new common stock (the "New Common Stock"). Immediately following the Reverse Split, the Company completed a 50-for-1 forward stock split (the "Forward Split" and together with the Reverse Split, the "Stock Splits") whereby each share of New Common Stock was converted into 50 shares of common stock. As a result of the Stock Splits, the number of registered shareholders has declined to fewer than 300.

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities pursuant to the Exchange Act to be terminated 90 days after a company files a certification with the Securities and Exchange Commission that the number of holders of record of such class of security is less than 300 persons. If the Company determines that cessation of filing reports with the Securities and Exchange Commission is in the best interest of the Company and its shareholders, our common stock would no longer trade on the OTCQB, and would be traded on the Pink Sheets, which may result in a lower market price and reduced liquidity of our common stock. While the Company presently has no plans to cease compliance with applicable public reporting requirements, the number of holders of our common stock would enable the Company to do so in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing operations and warehousing and distribution operations.  This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $1.3 million as of December 31, 2013. We use this facility for both the Nutritional Products and Medical Products business segments.

Canada. During 2013, we operated an administrative office in Burnaby, British Columbia. This office was leased on a month-to-month basis at an annualized rental of approximately $19,000. This office was closed in early 2014.

Taiwan. We lease facilities in Taipei, Taiwan to support warehousing, distribution and administrative operations in Taiwan at an annual rental of approximately $89,000. The lease agreement on this facility expires on April 30, 2014.

Malaysia. In December, 2013, we executed a lease for a facility in Kuala Lumpur, Malaysia to support warehousing, distribution and administrative operations at an annual rental of approximately $47,000. The lease commences on March 1, 2014, and expires on April 30, 2017.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTCQB, which is operated by OTC Markets Group Inc.  The following reflects the range of high and low bid quotes for our common stock for each calendar quarter during each of the past two years.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices quoted below have been adjusted to reflect a one-for-500 reverse stock split and a 50-for-one forward stock split that were completed on August 9, 2013.

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
HIGH	$2.00	$1.90	$1.70	$1.67
LOW	1.05	0.50	0.12	1.15

2012
HIGH	$2.20	$2.60	$2.90	$2.00
LOW	0.20	0.80	0.90	0.10

As of March 7, 2014 there were approximately 260 holders of our common stock.  Since our inception, we have paid no dividends on our stock.  We do not anticipate that we will pay dividends in the foreseeable future.

We did not sell any of our equity securities that were not registered under the Securities Act of 1933 during 2013.  We also did not repurchase any of our equity securities during the fourth quarter of 2013.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Results of Operations Data:
Net sales	$25,471	$25,160	$28,448	$28,157	$24,925
Earnings (loss) before income taxes	(736)	(590)	(211)	891	(324)
Net earnings (loss)	(500)	(361)	(71)	558	(335)
Net earnings (loss) per common share – diluted (a)	(0.23)	(0.16)	(0.03)	0.25	(0.15)
Balance Sheet Data:
Cash and cash equivalents	3,746	3,896	3,859	4,220	3,972
Working capital	4,362	5,120	5,568	5,513	4,676
Total assets	17,534	18,014	18,826	18,344	18,613
Long-term obligations	1,349	1,545	1,728	1,896	2,052
Shareholders' equity	9,014	9,515	9,863	9,876	9,219

(a) Per share amounts presented reflect the impact of the Stock Splits, which were completed on August 9, 2013. See Part IV, Item 15, Note B for further information related to the Stock Splits.

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

•
Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products; (ii) fitness products; and (iii) skin care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In certain markets, including the U.S., Canada, Taiwan, and, beginning in July 2013, Hong Kong, we distribute Nutritional Products directly through a network of independent Associates. In certain international markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who for the most part, distribute our products through an independent Associate network in the licensed territory.

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

Net sales.  Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2013		2012		2011
			(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$11,726	46%	$11,282	45%	$12,932	46%
Associate network	7,359	29%	7,555	30%	8,656	30%
	19,085	75%	18,837	75%	21,588	76%
Medical Products	6,387	25%	6,324	25%	6,860	24%
	$25,472	100%	$25,161	100%	$28,448	100%

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

Our principal licensee is CCI.  In July 2004, we entered into a ten-year exclusive license agreement, which replaced an expiring five-year license agreement, giving CCI distribution rights in 31 countries, including Russia and the republics of the former Soviet Union.  CCI accounted for 99%, 98% and 99% of licensee net sales in 2013, 2012 and 2011, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. Pricing for individual products sold to CCI is reviewed periodically by the Company. Implementation of price changes requires 60 days' notice to CCI.

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

During 2010, we began selling Nutritional Products in certain countries in Southeast Asia, under a not-for-resale (“NFR”) program.  The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. Depending on the results of our efforts under the NFR program, we will consider opening an office to support our sales efforts, as we did in Taiwan in 2011.

During 2013, we entered into agreements with an Associate to market Nutritional Products in Australia, Hong Kong and other Asian markets. See Note E to the financial statements located elsewhere in this report for additional information related to our arrangement with this Associate. We anticipate opening an office in Malaysia in early 2014. We will consider opening additional offices in Southeast Asia as expansion opportunities develop.

Sales in this distribution channel are dependent upon the number and productivity of our Associates. The opportunities and challenges that affect us in this channel are similar to those that affect our licensees, including (i) global and regional economic conditions; (ii) our ability to attract new Associates and retain existing Associates to sell and consume products; and (iii) competition from other suppliers of nutritional supplements and other network marketing companies operating in these markets. We attempt to effectively address these opportunities and challenges by offering, among other things, (i) high-quality products, (ii) innovative new products, (iii) a financially rewarding, up-to-date Associate compensation plan, (iv) Company-sponsored meetings and sales tools, and (v) a website maintained exclusively for Associates where Associates can obtain sales and marketing materials, place orders, sign up new Associates and track and manage their business activity.

The following table sets forth the Associate network net sales by geographic region as a percentage of total Associate network net sales for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
U.S.	46%	56%	69%
Canada	21%	19%	19%
Southeast Asia & Other	33%	25%	12%
	100%	100%	100%

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

One medical/surgical dealer accounts for a significant portion of our Medical Products sales. This dealer distributes our Medical Products primarily to nursing homes, and obtains reimbursement for the price of our products from Medicare. This dealer accounted for 44%, 53% and 59% of our Medical Products net sales in 2013, 2012 and 2011, respectively. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection, as further described in Part I, Item 1. Business and Item 1A. Risk Factors.

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
Intangible Assets.  We review the carrying value of our goodwill and other intangible assets at the end of each year and at other times if events and circumstances warrant such a review. In accordance with ASC 350-20-35, an estimate of the fair value of the Nutritional Products reporting unit is compared to its carrying value. The methods used for estimating the fair value of the Nutritional Products reporting unit uses estimates of future sales and cash flows, as well as the enterprise values of other publicly traded MLM companies engaged in the sale and distribution of Nutritional Products. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future sales, cash flow and fair value are reasonable. Changes in estimates of sales, cash flow and fair value, however, could affect the evaluation. See Note L to the Company's Consolidated Financial Statements under Item 15 elsewhere in this report for a discussion of the fair value assumptions used for assessing goodwill for impairment.

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

Actual income taxes could differ significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from the final review of our tax returns by taxing authorities.  These differences could have an impact on the income tax provision and operating results in the period in which such determination is made.

Share-based Payments.  We recognize share-based compensation expense based on the fair value of share-based awards.  Share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award.  The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. The expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future.  We recognized share-based compensation expense of approximately $20,600, $38,300 and $44,500 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Splits. On August 9, 2013, the Company completed a 1-for-500 reverse stock split (the "Reverse Split"), whereby each 500 shares of the Company's issued and outstanding shares of common stock was converted into one whole share of new Common Stock (the "New Common Stock"). No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares to shareholders in connection with the Reverse Split, the Company will pay $0.1691 per share to shareholders.

Immediately following the Reverse Split, the Company completed a 50-for-1 forward stock split (the "Forward Split" and together with the Reverse Split, the "Stock Splits") whereby each share of New Common Stock was converted into 50 shares of Common Stock.

Our common stock began trading at the split-adjusted price on August 12, 2013. All share numbers and per share amounts presented reflect the Stock Splits. Amounts recorded as common stock and additional paid in capital within Shareholders' Equity have been restated to reflect the impact of the Stock Splits.

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.8%	49.8%	49.7%
Gross profit	47.2%	50.2%	50.3%
Operating expenses:
General and administrative	36.7%	39.0%	33.9%
Distributor commissions	10.9%	12.8%	15.2%
Depreciation and amortization	2.0%	2.0%	1.5%
Casualty gain	—%	(1.8)%	—%
Total operating expenses	49.6%	52.0%	50.6%
Operating profit (loss)	(2.4)%	(1.8)%	(0.3)%
Interest expense	0.5%	0.5%	0.5%
Earnings (loss) before income taxes	(2.9)%	(2.3)%	(0.8)%
Income tax expense (benefit)	(1.0)%	(0.9)%	(0.5)%
Net earnings (loss)	(1.9)%	(1.4)%	(0.3)%

2013 Compared with 2012 (000's except per share amounts)

Net sales.  Net sales for the year ended December 31, 2013 were $25,471 compared with net sales for the prior year of $25,160, an increase of $311 or 1%.  This increase was due to a $248 increase in net sales of Nutritional Products and an increase of $63 in net sales of Medical Products.  The increase in net sales of Nutritional Products was attributable to an increase in net sales to our licensees of $444, and a decrease in net sales to our Associate network of $196.

The increase in net sales to our licensees of $444 was primarily due to an increase in sales to CCI.  Net sales to CCI increased 6%, in 2013 compared with 2012.  The increase in net sales to CCI was partially offset by a decrease in sales to other licensees in 2013 compared to 2012.

Net sales in the Associate network channel are generally dependent on the number and productivity of our Associates. Net sales through the Associate network decreased $196, or 3%, during 2013 compared with 2012. Sales in our North American markets decreased by approximately 13.3% in 2013, primarily due to a 23% decrease in the average number of active associates. This decrease is primarily a result of fewer new Associates recruited in 2013. Also contributing to the decline was our performance in Taiwan, where our sales decreased by 5%, largely due to a decrease in the number of new recruits, which was partially offset by an increase in sales per new recruit. The decreases in our North American and Taiwan markets were largely offset by our entry into Australia in February, 2013, and the opening of an office in Hong Kong in July, 2013.

Net sales of Medical Products increased by $63 despite a 17% decrease in sales to our largest customer in this segment, which distributes wound care products and provides services to the long-term care market. Sales to this dealer in 2013 accounted for 44% of Medical Products net sales. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection as described above under the section "Overview - Medical Products Distribution". The increase in sales to all other customers in this segment was driven by an increase in our private label business and an increase in sales of collagen products.

Cost of sales.  Cost of sales for the year ended December 31, 2013 was $13,459 compared with cost of sales in the prior year of $12,528, a decrease of $931 or 7%.  As a percentage of net sales, cost of sales was 53% in 2013 and 50% in 2012. The cost of sales rate was unfavorably impacted by higher product costs realized in our Licensee and Medical Products channels, and lower licensee royalties earned in 2013.

General and administrative.  General and administrative expenses for the year ended December 31, 2013, were $9,345 compared with 2012 expenses of $9,809, a decrease of $464, or 5%.  The decrease was primarily due to lower payroll and benefits of approximately $359 related to the reorganization of our North American operations, reduced contract labor costs of approximately $249 primarily due to lower expenditures for information technology projects, reduced product testing costs of $389 as a result of the substantial completion in 2012 of our product stability testing program under GMP's and reduced spending of $147 for sales meetings, advertising and marketing material costs. These reductions were partially offset by additional costs of $430 related to the commencement of operations in Hong Kong, $59 for sales contests, $61for legal and professional fees, $70 for the sale of a trademark in 2012 that did not recur in 2013, and unfavorable foreign currency translation expenses of $107. As a percentage of net sales, general and administrative expenses were 37% in 2013 compared with 39% in 2012.  This percentage decrease is a result of the decrease in costs identified above.

Distributor commissions.  Distributor commissions for the year ended December 31, 2013 were $2,786 compared with distributor commissions in 2012 of $3,215, a decrease of $429 or 13%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, were 37% in 2013 compared with 42% in 2012.  This decrease was primarily attributable to certain changes to our Associate compensation plan which were implemented in 2012. On a consolidated basis, distributor commissions as a percentage of net sales were 11% in 2013 compared with 13% in 2012.

Income taxes.  We recorded income tax benefits of $236 and $228 in 2013 and 2012, respectively, based on our estimate of the effective annual income tax rate, giving effect to certain credits, deductions and tax rates in foreign jurisdictions. Our effective income tax rates in 2013 and 2012 were 32.1% and 38.7%, respectively.

Net loss.  The net loss for the year ended December 31, 2013 was $500, or $0.23 per diluted share, compared with a net loss in the prior year of $361, or $0.16 per diluted share.  This decline resulted from the factors described above and the non-recurrence of a casualty gain recognized in 2012, which is more fully described below.

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

The decrease in net sales to our licensees of $1,650 resulted from a decrease in sales to CCI.  Net sales to CCI decreased 14% in 2012 compared with 2011.  Since 2009, CCI's business has been negatively affected by the global economic recession and other factors within its markets; accordingly, our sales to this customer have declined.

Net sales in the Associate network channel are generally dependent on the number and productivity of our Associates. Net sales through the Associate network decreased $1,101, or 13%, during 2012 compared with 2011. This decrease is primarily a result of fewer new Associates recruited in 2012, as well as a decline in the average sales per new Associate. These decreases are attributable to certain marketing and sales initiatives conducted during 2011 that were not repeated in 2012. During the second quarter of 2011, we launched a new product, Stem-Kine, and offered special price discounts on the purchase of Stem Kine in connection with the product launch. Stem Kine is a dietary supplement that has been shown in published human clinical studies to nutritionally enable bone marrow and other tissues to increase their production of stem cells, which form the natural repair and renewal system of the body. In addition, we offered a high-commission entry pack program that attracted a large number of new Associates to join the Company. Existing Associates heavily promoted sales of this entry pack in 2011 as they sought to win a Company sponsored sales contest and take advantage of the high commissions associated with this transaction. Although these initiatives generated a significant amount of incremental sales in 2011, they did not provide a commensurate increase in operating profits. Because of these results, these initiatives were not repeated in 2012.

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

Net loss.  The net loss for the year ended December 31, 2012 was $361, or $0.16 per diluted share, compared with a net loss in the prior year of $71, or $0.03 per diluted share.  This decline resulted from the factors described above.

Variations in Period-to-Period Results

We may experience variations in the results of operations from quarter to quarter and/or year to year as a result of factors that include the following:

•	The level of recruiting and retention of Associates in the U.S., Canada, Taiwan, Hong Kong, Australia, NFR markets and territories served by our licensees;

•	Variations in the level of business activity generated by our key customers;

•	The opening of new markets;

•	The timing and efficacy of Company-sponsored events, promotions and other marketing and sales initiatives;

•	New product introductions;

•	The negative impact of new regulations or changes in existing regulations domestically and/or internationally that may limit or restrict the sale of certain products;

•	The integration and operation of new information technology systems;

•	The inability to introduce new products or the introduction of new products by competitors;

•	Entry into one or more of our markets by competitors;

•	General conditions in the nutritional supplement industry, the network marketing industry and the wound care industry; and

•	General economic conditions globally and/or in markets where we or our licensees conduct business.

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

Cash and working capital.  During the year ended December 31, 2013, we had a net decrease in cash of $150, which compares to a net increase in cash in 2012 of $38.  At December 31, 2013, we had working capital of $4,362, a $758 decrease from working capital at December 31, 2012 of $5,120.  This decrease in working capital reflects a decrease in current assets of

$136 and an increase in current liabilities of $622.  The reasons for the changes in cash and working capital are further described below.

Operating activities. In 2013, our operating activities provided cash flows of $294 compared with $445 in 2012.  The decrease in operating cash flow of $151 was primarily attributable to an increase in inventory in 2013 of $66 compared to a decrease in 2012 of $1,375 which resulted in a cash flow decrease of $1,441. The increase in inventory in 2013 was driven primarily by inventory ordered on behalf of CCI, which was largely offset by a continued focus on our supply chain and reducing our investment in other inventories. Also, in 2013, the net loss adjusted for non-cash activities, including depreciation and amortization, share-based compensation, casualty gain and deferred taxes, used cash flows of $124 in 2013 compared to $73 in 2012, further reducing cash flow by $51. These reductions in cash flow were partially offset by an increase in accounts payable and accrued liabilities of $172 in 2013, compared to a reduction of $589 in 2012. This improved 2013 cash flow by $761. Changes in accounts payable are largely driven by the timing of inventory purchases. Deferred revenues increased by $451 in 2013 compared to $235 in 2012, improving cash flow by $216. Changes in deferred revenues are driven by the timing of orders by and shipments to CCI. Also helping to offset the reduction in cash flow were improvements in accounts receivable, prepaid expenses and other assets.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued operating expenses and deferred revenues.  Because net sales to licensees represent approximately 46% of consolidated net sales, one of the most significant factors that can affect our working capital accounts is the arrangement we maintain with our licensees, principally CCI.  In accordance with our license agreements, product orders from licensees are generally accompanied by a cash deposit equal to 50% of the value of the order.  These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders.  In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs.  CCI pays the remaining 50% due on its product orders when goods are segregated in our warehouse for CCI’s account.  Accordingly, because we do not recognize a sale to CCI until products are shipped from our warehouse, there can be a significant difference in timing between the date we receive cash from CCI and the date we recognize the related gross profit in our consolidated statements of comprehensive income.  Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue.  Deposits we make with our suppliers are recorded as prepaid expenses.  Inventory held in our warehouse for CCI’s account is reported as inventory in our financial statements until it is shipped to CCI.

Investing activities.  During 2013, we used cash of $267 for capital expenditures, including $152 to begin development of a new system to support our Associates' sales and marketing efforts. The new system will be completed in two phases in 2014 and is anticipated to cost approximately $800 in total. Capital expenditures in 2013 also include $78 for the build out of a new office facility in Malaysia, which is anticipated to be open in early 2014. The new facility is anticipated to cost approximately $105 in total.

Financing activities.  During 2013, financing activities used net cash flows of $215, which represented repayment of long-term debt of $197, and redemption of common stock of $18. The redemption was in connection with the reverse stock split that was implemented on August 9, 2013. See Critical Accounting Policies and Estimates - Stock Splits for more information about the reverse and forward stock splits.

Share repurchase program. On August 28, 2013, the Company announced that the Board of Directors had authorized a plan to repurchase, at management's discretion, up to 111,000 shares of our common stock, representing 5% of the Company's outstanding Common Stock. The Company's repurchase plan was effective as of that date, and expires on February 28, 2015. No common stock repurchase transactions were executed as a result of the share repurchase program during 2013.

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

Other than as outlined in Investing Activities above, we have no plans or requirements for any significant capital expenditures during the next 12 months.

Contractual Cash Obligations

The table below summarizes our contractual obligations outstanding as of December 31, 2013:

	Payments Due by Period (000’s)
Contractual Obligations	Total	2014	2014-2015	2015-2016	2019 and beyond
Long-term debt	$1,349	$212	$478	$557	$102
Operating leases	505	156	269	80	—
Purchase obligations (1)	3,730	3,730	—	—	—
Employment agreements	2,310	1,502	635	173	—
 ____________________
(1) Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.  These purchase orders are primarily related to the purchase of inventory.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no material off-balance sheet arrangements, other than the operating leases and certain purchase commitments described above.

Inflation

We do not believe that inflation has had a material impact on our operating results.  Substantial increases in costs, however, could have an impact on us and the industries in which we operate.  We believe that, to the extent inflation affects our costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.

Recent Accounting Pronouncements

See Note B to the consolidated financial statements included elsewhere in this report for information regarding recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk (000's).

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

Foreign exchange. We have foreign-based operations in Taiwan and Canada which each accounted for 6% of 2013 net sales.  We also began operations in Hong Kong during 2013, which accounted for approximately 2.0% of 2013 net sales. We advance funds to and from our foreign operations denominated in U.S. dollars, exposing the foreign operation to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on our foreign currency exchange rate exposure for intercompany advances of approximately $36 to our Canadian operation, $1,558 to our Taiwan operation and $1,028 to our Hong Kong operation at December 31, 2013, a 10% adverse change in the currency rate would reduce earnings (loss) before income taxes by approximately $ 263.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2013 , the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission. Accordingly, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 18, 2014, pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report, and certain information included in such proxy statement is incorporated herein by reference. Only those sections of the proxy statement that specifically address the items set forth herein are incorporated by reference.

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

Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, PLLC.

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules.  None.

(a)(3)     Exhibits.  The following exhibits are filed as part of this report:

Ex. No.	Description

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 7, 2013 regarding the reverse stock split*

3.3	Certificate of Amendment to the Articles of Incorporation, dated August 7, 2013 regarding the forward stock split*

3.4	Bylaws (2)

3.5	Amendment No. 1 to Bylaws (5)

3.6	Amendment No. 2 to Bylaws (10)

4.1	Specimen copy of Certificate for Common Stock*

4.2	The 2003 Stock Incentive Plan (3)

4.3	The 2006 Stock Incentive Plan (8)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Mortgage Note, dated March 15, 2001, in the principal amount of $3,000,000, executed by Royal BodyCare, Inc. and Clinton H. Howard in favor of Allstate Life Insurance Company(9)

10.4
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 16, 2001, between Royal BodyCare, Inc., as Trustor, Robin R. Green, as Trustee and Allstate Life Insurance Company, as Beneficiary(9)

10.5	Exclusive Distributorship Agreement, dated as of July 14, 2004, between Royal BodyCare, Inc. and Coral Club International, Inc.(7)

10.6	Sales and Marketing Agreement, dated as of January 16, 2013 between RBC Life Sciences, Inc. and Terry Butler*

10.7	First Addendum Operations Agreement - Australia, dated as of January 16, 2013, between RBC Life Sciences, Inc. and Terry Butler*

10.8	Second Addendum Operations Agreement - Hong Kong, dated as of June 3, 2013, between RBC Life Sciences, Inc. and Terry Butler*

10.9	Employment Agreement dated October 18, 2013, between RBC Life Sciences, Inc. and Clinton H. Howard (12)

10.10	Employment Agreement dated August 6, 2012, between RBC Life Sciences, Inc. and Steven E. Brown (11)

10.11	Proposal for Services and Statement of Work dated December 3, 2013, between RBC Life Sciences, Inc. and GSAT, Inc.*

10.12	Employment Agreement dated January 8, 2014, between RBC Life Sciences, Inc. and Richard S. Jablonski*

10.13	Employment Agreement dated January 8, 2014 between RBC Life Sciences, Inc. and Kevin B. Young*

14.1	Code of Ethics(6)

21.1	List of company subsidiaries*

23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference *

23.2	Consent of Gardere Wynne Sewell LLP, legal counsel (4)

24.1	Power of Attorney (4)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith
** Filed electronically herewith

(1) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(2) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(3) Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(4) Incorporated by reference to the registration statement filed on Form S-8 filed October 15, 2003
(5) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(6) Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004
(7) Incorporated by reference to the Current Report on Form 8-K filed July 27, 2004
(8)  Incorporated by reference to the registration statement filed on Form S-8 filed December 22, 2006
(9)  Incorporated by reference to the Annual Report on Form 10-K filed March 13, 2009
(10)  Incorporated by reference to the Current Report on Form 8-K filed April 9, 2010
(11) Incorporated by reference to the Current Report on Form 8-K filed August 7, 2012
(12) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 12, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC LIFE SCIENCES, INC.,
a Nevada corporation

Date:	March 27, 2014	By:	/s/ Clinton H. Howard
Clinton H. Howard, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Howard	Chairman of the Board of Directors,
Clinton H. Howard	Chief Executive Officer
	(principal executive officer)	March 27, 2014

/s/ Richard S. Jablonski	Vice President, Finance,
Richard S. Jablonski	Chief Financial Officer	March 27, 2014
(principal financial and accounting officer)

/s/ Steven E. Brown	President and Director
Steven E. Brown		March 27, 2014

/s/ Joseph. P. Philipp	Director
Joseph P. Philipp		March 27, 2014

/s/ Robert A. Kaiser	Director
Robert A. Kaiser		March 27, 2014

/s/ Andrew V. Howard	Director	March 27, 2014
Andrew V. Howard

/s/ Cynthia L. Tysinger	Director	March 27, 2014
Cynthia L. Tysinger

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RBC Life Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

LANE GORMAN TRUBITT, PLLC.

Dallas, Texas
March 27, 2014

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$3,745,684	$3,896,087
Accounts receivable, net of allowance for doubtful accounts of $28,000 and $27,417, respectively	907,287	877,275
Inventories	5,141,509	5,084,900
Deferred income taxes	429,640	462,088
Prepaid expenses and other current assets	793,548	833,458
Total current assets	11,017,668	11,153,808
Property and equipment, net of accumulated depreciation	4,169,078	4,488,374
Goodwill	2,263,458	2,298,020
Other intangible assets, net of accumulated amortization	37,979	43,936
Other assets	45,327	30,283
	$17,533,510	$18,014,421
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, trade	$1,608,000	$1,495,194
Accrued liabilities	1,156,818	1,111,131
Current maturities of long-term obligations	212,474	196,678
Deferred revenue	3,677,893	3,230,506
Total current liabilities	6,655,185	6,033,509
Long-term obligations, less current maturities	1,136,347	1,348,821
Deferred income taxes	727,660	1,116,593
Commitments and contingencies
Shareholders' equity
Common stock, $0.001 par value; authorized 50,000,000 shares; 2,212,250 and 2,222,883 shares issued and outstanding in 2013 and 2012, respectively. (See Note B regarding Stock Splits)	2,212	2,223
Additional paid-in capital. (See Note B regarding Stock Splits)	13,711,522	13,708,736
Accumulated deficit	(4,814,281)	(4,314,278)
Accumulated other comprehensive income	114,865	118,817
	9,014,318	9,515,498
	$17,533,510	$18,014,421

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

	2013	2012
Net sales	$25,470,934	$25,160,172
Cost of sales	13,459,279	12,528,218
Gross profit	12,011,655	12,631,954
Operating expenses
General and administrative	9,344,628	9,808,930
Distributor commissions	2,785,568	3,214,664
Depreciation and amortization	506,083	515,017
Casualty gain	—	(443,064)
Total operating expenses	12,636,279	13,095,547
Operating loss	(624,624)	(463,593)
Interest expense	111,617	126,333
Loss before income taxes	(736,241)	(589,926)
Income tax benefit	(236,236)	(228,490)
Net loss	$(500,005)	$(361,436)

Other comprehensive income (loss):
Foreign currency translation adjustment	$(3,952)	$(24,733)
Comprehensive loss	$(503,957)	$(386,169)

Basic loss per share	$(0.23)	$(0.16)
Basic weighted average shares outstanding	2,218,757	2,222,883
Diluted loss per share	$(0.23)	$(0.16)
Diluted weighted average shares outstanding	2,218,757	2,222,883

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2012	2,222,883	$2,223	$13,670,420	$(3,952,842)	$143,550	$9,863,351
Comprehensive income (loss)
Net loss	—	—	—	(361,436)	—	(361,436)
Foreign currency translation adjustment	—	—	—	—	(24,733)	(24,733)
Total comprehensive loss						(386,169)
Exercise of common stock options	—	—	—	—	—	—
Share-based compensation	—	—	38,316	—	—	38,316
Balance at December 31, 2012	2,222,883	2,223	13,708,736	(4,314,278)	118,817	9,515,498
Comprehensive loss
Net loss	—	—	—	(500,005)	—	(500,005)
Foreign currency translation adjustment	—	—	—	—	(3,952)	(3,952)
Total comprehensive loss						(503,957)
Share-based compensation	—	—	20,648	—	—	20,648
Share Repurchase & Other	(10,633)	(11)	(17,862)	2		(17,871)
Balance at December 31, 2013	2,212,250	$2,212	$13,711,522	$(4,814,281)	$114,865	$9,014,318

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2013	2012
Cash flows from operating activities
Net loss	$(500,005)	$(361,436)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	588,287	584,737
(Gain) loss on disposition of assets	2,529	—
Deferred income taxes	(235,460)	108,611
Share-based compensation	20,648	38,316
Casualty gain	—	(443,064)
Change in operating assets and liabilities
Accounts receivable	(30,017)	(291,646)
Inventories	(66,178)	1,375,057
Prepaid expenses and other current assets	(91,918)	(207,442)
Other assets	(15,946)	(4,303)
Accounts payable, trade	116,517	(632,973)
Accrued liabilities	55,086	44,412
Deferred revenue	450,689	235,083
Net cash provided by operating activities	294,232	445,352
Cash flows from investing activities
Purchase of property and equipment	(267,055)	(805,385)
Proceeds from insurance policy	—	625,247
Proceeds from sale of equipment	—	—
Net cash used in investing activities	(267,055)	(180,138)
Cash flows from financing activities
Redemption of common stock	(17,872)
Payments of long-term obligations	(196,678)	(182,056)
Net cash used in financing activities	(214,550)	(182,056)
Effect of exchange rate changes on cash flows	36,970	(45,615)
Net increase (decrease) in cash and cash equivalents	(150,403)	37,543
Cash and cash equivalents at beginning of year	3,896,087	3,858,544
Cash and cash equivalents at end of year	$3,745,684	$3,896,087
Supplemental cash flow disclosures
Interest paid	$112,887	$127,509
Income tax refunds received, net	169,165	119,881

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF OPERATIONS AND ORGANIZATION

RBC Life Sciences, Inc. (along with its subsidiaries, sometimes hereinafter referred to collectively as “RBC” or the “Company”) is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in the U.S., Canada, Taiwan and, beginning in July, 2013, Hong Kong.  This product line is marketed under the “RBC Life” brand name.  In certain markets, primarily the U.S., Canada, Taiwan and Hong Kong, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reporting - The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, RBC Life Sciences USA, Inc., RBC Life Sciences Canada, Inc., RBC Life Sciences Hong Kong Limited and MPM Medical, Inc.  All significant intercompany accounts and transactions have been eliminated.  Subsequent events were evaluated through the issuance date of the financial statements.

Cash and Cash Equivalents - The Company holds cash deposits in foreign bank accounts from time to time.  At December 31, 2013 and 2012, $366,000 and $71,000, respectively, were held in a Canadian bank, and $354,000 and $322,000, respectively, were held in a Taiwanese bank. At December 31, 2013, $444,000 was held in a Hong Kong bank.  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processors.

The Company maintains certain cash balances at a bank located in the United States which at times may exceed insured limits. The Company maintains an agreement with this bank which provides certain collateral as security against the possibility of losses in excess of insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided over the estimated useful lives of the related assets, principally on the straight-line method, ranging from three to 25 years.

Intangible Assets and Amortization - Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets with finite lives are amortized over their useful lives.  At December 31, 2013 and 2012, the Company’s intangible assets with finite lives consisted of copyrights, trademarks, other registrations and other intangibles, which are amortized over an average life of 19 years.

The Company has designated year end as the date of its annual goodwill impairment test.  The Company tests goodwill for impairment by comparing the carrying value of a reporting unit, including goodwill, to the fair value of the unit.  Fair value is determined by estimating the present value of future cash flows and the value of comparable companies based on sales multiples.  An impairment loss would be recognized if the carrying value of a reporting unit exceeds the implied fair value.  To date, the Company has not recognized any impairment losses related to the carrying value of its goodwill. See Note L for a discussion of the fair value assumptions used for assessing goodwill for impairment.

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

Stock Splits - On August 9, 2013, the Company completed a 1-for-500 reverse stock split (the "Reverse Split"), whereby each 500 shares of the Company's issued and outstanding shares of common stock, was converted into one whole share of new Common Stock (the "New Common Stock"). No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares to shareholders in connection with the Reverse Split, the Company will pay $0.1691 per share to shareholders.

Immediately following the Reverse Split, the Company completed a 50-for-1 forward stock split (the "Forward Split" and together with the Reverse Split, the "Stock Splits") whereby each share of New Common Stock was converted into 50 shares of Common Stock.

Our common stock began trading at the split-adjusted price on August 12, 2013. All share numbers and per share amounts presented reflect the Stock Splits. Amounts recorded as common stock and additional paid in capital within the Shareholders' Equity section of the Condensed Consolidated Balance Sheets have been restated to reflect the impact of the Stock Splits.

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

The Company’s agreements with its third-party licensees generally provide that licensees pay to the Company a monthly royalty, which is calculated as a specified percentage of the licensees’ sales, as defined, in the territories covered by the license agreements.  Royalties paid by licensees are recorded as sales and amounted to $1,801,000 and $2,003,000 in 2013 and 2012, respectively.

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan.  These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization.  Most commissions are paid to Associates monthly.  Sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense.  Associates can earn rebates if the amount of their personal monthly sales exceeds a threshold amount set forth under the Associate compensation plan.  Associate rebates recorded as a reduction of sales were $281,000 and $272,000 in 2013 and 2012, respectively.

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

At December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company’s policy is to record any interest and penalties related to gross unrecognized tax benefits within its provision for income taxes.

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

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At December 31, 2013, fair value of fixed-rate long-term debt was $1,469,000, which was $120,000 above the carrying value of $1,349,000.  At December 31, 2012, fair value of fixed-rate long-term debt was $1,713,000, which was $168,000 above the carrying value of $1,545,000. See Note L for a discussion of the fair value assumptions used for determining the fair value of our fixed-rate long-term debt.

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

Product Return Policy – Up to one year from the date of purchase, Nutritional Products that are unused and resalable may be returned by an Associate for a refund equal to 100% of the sales price to the Associate less a 10% restocking fee and commissions paid. The return of product by an Associate, other than product damaged at the time of receipt, may result in cancellation of the distributorship. Generally, unused Medical Products may be returned up to six months from date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned products damaged during shipment are replaced by the Company.  Nutritional Products purchased by licensees may not be returned to the Company for a refund except in the case of a product defect.

Advertising - Advertising expense is charged to operations when incurred.  Advertising expenses were $44,000 and $117,000 in 2013 and 2012, respectively.

Translation of Foreign Currencies - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the consolidated balance sheet date.  Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as a component of other comprehensive income (loss) in shareholders' equity.  Gains and losses on foreign currency transactions are included in the consolidated statements of operations. In 2013, the Company recorded a loss on foreign currency transactions of $66,000. In 2012, the Company recorded a gain on foreign currency transactions of $40,000.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which provides guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have a material effect on the consolidated financial statements.

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2013 and 2012, accounts receivable consist of the following:

	2013	2012
Accounts receivable
Trade	$914,287	$904,692
Other	21,000	—
Total	935,287	904,692
Less allowance for doubtful accounts	28,000	27,417
Net accounts receivable	$907,287	$877,275

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Beginning balance	$27,417	$29,361
Bad debt provision	9,926	9,019
Accounts written off	(9,343)	(10,963)
Ending balance	$28,000	$27,417

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. See Note M elsewhere in these Notes to Consolidated Financial Statements for further information about this dealer. The total amount receivable from this dealer at December 31, 2013 was approximately $527,000. Approximately $240,000 of this amount represents a pre-petition receivable. While we believe the amounts due from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – INVENTORIES

At December 31, 2013 and 2012, inventories consist of the following:

	2013	2012
Raw materials and bulk products	$371,863	$173,450
Packaging materials	135,138	237,871
Finished goods	4,634,508	4,673,579
	$5,141,509	$5,084,900

Inventories are stated at the lower of cost or market. The Company reviews products based on expiration date and expected rate of sale to determine if the expected net realizable value of products are less than cost. A valuation reserve is established to reduce the carrying value of those products to their net realizable value. The valuation reserve was approximately $157,000 and $290,000 at December 31, 2013 and December 31, 2012, respectively.
NOTE E – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2013 and 2012, prepaid expenses and other current assets consist of the following:

	2013	2012
Advances to Associate	$339,603	$—
Advance payments to suppliers	202,682	223,267
Certificates of deposit – restricted	79,909	85,357
Prepaid income taxes	7,349	303,983
Prepaid insurance and other	164,005	220,851
Total	$793,548	$833,458

At December 31, 2013 and 2012, the Company held certificates of deposit in the amount of approximately $80,000 and $85,000, respectively, which were pledged to secure surety bonds.

During 2013, the Company entered into agreements with an Associate to market Nutritional Products in Australia, Hong Kong and other Asian markets. Pursuant to these agreements, the Company made cash advances to this Associate to support marketing activities and fund costs related to the opening of an office in Hong Kong. Also in accordance with the agreements, these advances do not bear interest, and are to be recovered from monthly marketing fees calculated as a percentage of sales that are generated in the Associate's markets.

On July 30, 2013, the Company was notified by the Associate that he was unable to fulfill certain of his financial obligations under the agreements. The Company deemed this failure to represent a material breach of the agreements. Through July 31, 2013, the Company had advanced funds to this Associate totaling approximately $403,000 (net of marketing fees earned).

Because the Associate was unable to fulfill his financial obligations related to the operation of the Hong Kong office, the Company has continued to advance funds in order to keep the Hong Kong office in operation. Through December 31, 2013, net advances under the agreements were $620,000, which represents gross advances of $692,000, less $72,000 in marketing fees earned through that date. Gross advances made after July 31, 2013 total approximately $280,000. Due to the risk that not all of the advances will be recovered from marketing fees, advances made after July 31, 2013 are fully reserved, and the related expense is included in general and administrative expense during the period.

Advances outstanding (net of marketing fees earned and reserves for uncollectible advances) as of December 31, 2013 were approximately $340,000. The Company expects to recover the full amount of the net advances outstanding from marketing fees over the next 12 months and they are classified as a prepaid expense and other current asset. The Company is in discussions to determine the appropriate course of action with respect to this Associate to protect the Company's operations in Australia, Hong Kong and other Asian markets. However, there can be no assurance that the advances will be recovered in accordance with the terms of the existing agreements.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2013 and 2012, property and equipment consist of the following:

	2013	2012
Building and improvements	$3,912,449	$3,812,692
Computer software and office equipment	2,592,382	2,444,383
Warehouse equipment	254,034	234,625
Automotive equipment	14,717	14,717
	6,773,582	6,506,417
Less accumulated depreciation and amortization	3,745,677	3,159,216
	3,027,905	3,347,201
Land	1,141,173	1,141,173
	$4,169,078	$4,488,374

Depreciation expense totaled approximately $582,300, and $578,800 for the years ended December 31, 2013, and 2012, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing. See Note L for a discussion of the fair value assumptions used for assessing goodwill for impairment.

Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, January 1, 2012	$3,413,527	$(1,126,668)
Currency translation adjustment	21,778	(10,617)
Balance, December 31, 2012	3,435,305	(1,137,285)
Currency translation adjustment	(67,442)	32,880
Balance, December 31, 2013	$3,367,863	$(1,104,405)

At December 31, 2013 and 2012, other intangible assets consist of the following:

	2013			2012
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Average Life (years)	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(65,405)	19	$99,100	$(60,119)
Other	19	12,600	(8,316)	19	12,600	(7,644)
		$111,700	$(73,721)		$111,700	$(67,763)

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to other intangible assets totaled approximately $6,000 for the years ended December 31, 2013 and 2012.  The aggregate estimated amortization expense for other intangible assets is as follows:

Year ended December 31,
2014	$5,957
2015	5,957
2016	5,957
2017	5,957
2018	5,957
Thereafter	8,194
$37,979

NOTE H – ACCRUED LIABILITIES

At December 31, 2013 and 2012, accrued liabilities consist of the following:

	2013	2012
Distributor commissions	$507,365	$443,707
Salaries and wages	502,303	499,894
Sales and property taxes	83,159	69,483
Medical products sales rebates	35,340	52,611
Interest	8,711	9,981
Other	19,940	35,455
Total	$1,156,818	$1,111,131

NOTE I – LONG-TERM OBLIGATIONS

At December 31, 2013 and 2012, long-term obligations consist of the following:

	2013	2012
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s CEO and Chairman of the Board of Directors	$1,348,821	$1,545,499
Less – current maturities	212,474	196,678
	$1,136,347	$1,348,821

Long-term obligation payments payable in the next five years are as follows:

Year ended December 31,
2014	$212,474
2015	229,538
2016	247,973
2017	267,889
2018	289,403
Thereafter	101,544
$1,348,821

NOTE J – SHARE-BASED COMPENSATION

Stock incentive plans - On July 1, 1998, the Company’s shareholders adopted the 1998 Stock Option Plan and reserved 500,000 shares of common stock for issuance under this plan.  Effective September 4, 2003, the Company’s shareholders adopted

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an amendment and restatement of this plan, which, among other things, increased the number of shares reserved under this plan to 3,500,000. This plan expired July 1, 2008 although options granted under this plan remain outstanding at December 31, 2013.

On June 1, 2006, the Company’s shareholders adopted the 2006 Stock Incentive Plan (the “2006 Plan”) under which 2,500,000 shares of common stock were reserved for issuance.  The 2006 Plan provides for the issuance of non-qualified stock options, incentive stock options, restricted stock awards and stock appreciation rights, and permits grants to employees, non-employee directors and consultants of the Company.

Generally, stock options granted under these plans vest over a period from four to five years and have a term of nine years.  Certain stock options granted under these plans were fully vested upon grant and certain options have terms of five years.

Stock Option Accounting - The Company recognizes share-based compensation expense based on the fair value of share-based awards as estimated at the grant date.  Share-based compensation expense for 2013 and 2012 was approximately $20,600 and $38,300, respectively, and is classified as a general and administrative expense.  Tax benefits related to this expense were immaterial because virtually all share-based compensation resulted from grants of ISOs.  No tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.  The Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no material excess tax benefits in 2013 or 2012.

Fair Value - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012
Weighted average expected life (years)	4.5	4.5 - 6.0
Risk-free interest rate	1.40%	0.6% - 1.0%
Expected volatility	261.00%	245% - 310%
Expected dividend yield	—%	—%

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

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity - All share numbers and per share amounts presented reflect the Stock Splits. See Note B for additional information regarding the Stock Splits. A summary of stock option activity for the two years ended December 31, 2013 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2012	119,057	$3.30
Granted	11,680	2.40
Exercised	—	—
Forfeited/canceled	(44,611)	1.80
Outstanding on December 31, 2012	86,126	4.00
Granted	2,160	1.17
Exercised	—	—
Forfeited/canceled	(18,890)	3.47
Outstanding on December 31, 2013	69,396	$4.00	4.3	$—
Exercisable on December 31, 2013	54,646	$4.23	3.7	$—

A summary of the status of the Company’s non-vested stock options as of December 31, 2013 and 2012 , and changes during the year then ended, is presented below:

	Year Ended December 31,
	2013		2012
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options January 1,	19,976	$2.90	17,991	4.40
Non-vested stock options granted	2,160	1.14	11,680	2.40
Vested stock options	(7,386)	2.92	(8,017)	4.70
Forfeited stock options	—	—	(1,678)	1.70
Non-vested stock options at December 31,	14,750	$2.68	19,976	$2.90

Additional information related to stock options granted, vested and exercised for the two years ended December 31, 2013 is a follows:

	Year Ended December 31,
	2013	2012
Grant date fair value of stock options granted	$2,471	$27,663
Grant date fair value of stock options vested	21,586	37,814
Intrinsic value of stock options exercised	—	—

As of December 31, 2013, there was approximately $37,000 of total unrecognized compensation cost related to stock option grants. That cost is expected to be recognized over a weighted average period of 1.8 years.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – INCOME TAXES

The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate of 34% is as follows:

	Year Ended December 31,
	2013	2012
Federal income tax expense (benefit) at statutory rate	$(250,322)	$(200,575)
State income taxes, net of federal benefit	(755)	6,490
Share-based compensation	6,759	10,682
Effect of foreign operations, net of foreign tax credits	42,340	9,404
R&D tax credits recognized	(35,417)	(27,044)
Other, net	1,159	(27,447)
Income tax expense (benefit)	$(236,236)	$(228,490)

Deferred tax assets and liabilities at December 31, 2013 and 2012 are comprised of the following:

	December 31,
	2013	2012
Deferred tax assets related to:
Inventories	$289,818	$365,087
Accounts receivable and other assets	9,800	9,596
Accrued liabilities	89,816	81,647
Tax loss and tax credit carryforwards	583,787	70,102
Other	16,349	21,965
	989,570	548,397
Valuation allowance	(214,479)	—
Net deferred tax assets	775,091	548,397
Deferred tax liabilities related to:
Property and equipment	(462,221)	(596,290)
Intangible assets	(610,890)	(606,612)
Deferred tax liabilities	(1,073,111)	(1,202,902)
Net deferred tax liabilities	$(298,020)	$(654,505)

Net current deferred tax assets	$429,640	$462,088
Net long-term deferred tax liabilities	(727,660)	(1,116,593)
	$(298,020)	$(654,505)

At December 31, 2013, the Company has U.S. federal net operating loss carryforwards of approximately $401,000 and tax credit carryforwards of approximately $139,000 that begin to expire in 2020, if not utilized. The Company also has net operating loss carryforwards totaling approximately $1,126,000 in Canada which will begin to expire in 2016 if not utilized, and $244,000 in Hong Kong which can be utilized at any time in the future.

In February 2013, the Canada Revenue Agency completed an audit of the Company's income tax returns for the period 2008-2011. As a result of that audit, the Company and the Canada Revenue Agency agreed to a change in the transfer pricing between the Company's U.S. and Canadian subsidiaries. As a result, net operating losses of approximately $913,000 for the period 2008-2011 were reversed. Because of the history of operating losses in Canada, and the uncertainty related to recovery of the deferred tax assets, a valuation allowance for the full amount of this Canadian deferred tax asset had been established. Accordingly, the write-off of these deferred tax assets did not significantly impact the Company's financial position or results of operations in 2012. Pursuant to review by competent authority between the U.S and Canadian taxing authorities, in November 2013, the Canada Revenue Agency reversed its position, and determined that the aforementioned net operating losses for 2008-2011 should not be

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reversed. Accordingly, the deferred tax assets were reinstated at December 31, 2013. As noted above, due to the history of operating losses in Canada and the uncertainty related to recovery of these deferred tax assets, the deferred tax assets are fully reserved, with no net impact on the Company's financial position or results of operations.

The Company files income tax returns in the U.S., Canada and Taiwan on a federal basis and in certain U.S. state jurisdictions. The most significant taxing jurisdiction is the U.S. federal jurisdiction.  The Company’s 2009 through 2013 tax years remain subject to examination by the IRS for U.S. federal tax purposes.  As of December 31, 2013, no tax years were under examination in any taxing jurisdiction.

Income tax expense (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2013	2012
Current
Federal	$2,941	$(353,064)
Foreign	(3,717)	10,206
Deferred
Federal	(196,484)	114,772
Foreign	(38,976)	(404)
Income tax expense (benefit)	$(236,236)	$(228,490)

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

We have also performed the required impairment review related to goodwill, as described in Note B. A fair value-based methodology is used in testing the carrying value of goodwill, utilizing assumptions including: (1) a long-term projection of revenues and expenses; (2) estimated discounted future cash flows; (3) weighted-average cost of capital; (4) expected tax rate and (5) the enterprise value of comparable companies as a percentage of sales. Factors used in the valuation of goodwill include, but are not limited to, management's plans for future operations, recent operating results and discounted projected future cash flows. These factors are considered Level 3 inputs within the fair value hierarchy.

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2018.  Rental expense under non-cancelable operating leases totaled $193,000 and $217,000 in 2013 and 2012, respectively.  Future minimum payments under non-cancelable operating leases are as follows:

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,
2014	$156,039
2015	134,840
2016	134,392
2017	76,866
2018	3,024
$505,161

Employee Arrangements - The Company has entered into employment agreements with certain of its key executives. In October, 2013, the Company entered into an employment agreement with the Company's Chief Executive Officer, expiring December 31, 2014, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 60 days prior to the last day of the then current term. Among other things, the agreement provides that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary. Upon termination of the agreement, the Chief Executive Officer will receive a specified portion of his salary for an additional three-year period for consulting services.

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
In January, 2014, the Company entered into an employment agreement with the Company's Chief Financial Officer, expiring December 31, 2014, which agreement automatically renews for an additional one-year term unless either party provides notice to the other 30 days prior to the last day of the then current term. Among other things, the agreement provides that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary. In the event that the Company chooses not to renew the agreement, the Chief Financial Officer will be entitled to one-half of the annual base salary as severance.
In January, 2014, the Company entered into an employment agreement with the Company's Vice President of Sales, expiring December 31, 2014. Among other things, the agreement provides that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to his monthly base salary for a period of 90 days.
In December, 2013 and January, 2014, the Company entered into employment agreements with four other officers or members of the executive team, expiring December 31, 2014. The agreements generally replaced agreements which had an expiration date of December 31, 2013. Among other things, the agreements provide that if employment is terminated for certain reasons set forth in the agreements, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary.
The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization.  This plan covers employees in the U.S. who are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes discretionary matching contributions equal to 10% of the employees’ contributions.  Total matching contributions made by the Company during 2013 and 2012 were approximately $13,000 and $12,000, respectively.

Litigation - The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes, and obtains reimbursement for the price of our products from Medicare.  This dealer accounted for 44% and 53% of Medical Products net sales in 2013 and 2012, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has currently suspended all of its payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of February 28, 2014, we had approximately $240,000 in pre-petition accounts receivable that are owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

NOTE N – SEGMENTS AND GEOGRAPHIC AREA

The Company's segments are based on the organization structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this management approach, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of approximately 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the “RBC Life” brand name through subsidiaries in the U.S. and Canada, Taiwan, and beginning in July, 2013, Hong Kong.  These products are distributed by a network of independent Associates in certain markets, primarily in the U.S., Canada, Taiwan and Hong Kong, and by licensees operating in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of over 35 wound care products under the MPM Medical brand name through a U.S. subsidiary operating primarily in the U.S.  The wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers and pharmaceutical distributors.  Medical Products are used to prevent and treat wounds, and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

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

Segment information is as follows (in thousands):

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2013
Net sales	$19,084	$6,387	$25,471
Depreciation and amortization	527	61	588
Operating profit (loss)	(792)	168	(625)
Capital expenditures	267	—	267
Total assets	13,861	3,673	17,534
Year ended December 31, 2012
Net sales	$18,837	$6,324	$25,160
Depreciation and amortization	511	74	585
Operating profit (loss)	(716)	252	(464)
Capital expenditures	805	—	805
Total assets	15,011	3,003	18,014

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2013 and 2012 is listed below (in thousands):

	Net Sales	Long-lived Assets
Year ended December 31, 2013
Domestic	$9,656	$5,862
Russia/Eastern Europe	11,657	—
Canada	1,530	511
Southeast Asia	2,454	143
All others	174	—
Totals	$25,471	$6,516
Year ended December 31, 2012
Domestic	$10,548	$6,229
Russia/Eastern Europe	11,010	—
Canada	1,421	545
Southeast Asia	1,898	86
All others	283	—
Totals	$25,160	$6,860

Significant Customers - The Company recorded sales to CCI, a licensee of the Company, in the amount of $11,657,000 and $11,010,000 for the years ended December 31, 2013 and 2012, respectively.  The Company also recorded sales to a medical/surgical dealer (see Note M) in the amount of $2,807,000 and $3,383,000 for the years ended December 31, 2013 and 2012, respectively.  These sales accounted for more than 10% of net sales in these years.  In no other case did a customer of the Company account for more than 10% of net sales for the years ended December 31, 2013 or 2012.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – LOSS PER SHARE

Summarized basic and diluted loss per common share were calculated as follows:

	Net Loss	Shares	Per Share
Year ended December 31, 2013
Basic loss per common share	$(500,005)	2,218,757	$(0.23)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(500,005)	2,218,757	$(0.23)

Year ended December 31, 2012
Basic loss per common share	$(361,436)	2,222,883	$(0.16)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(361,436)	2,222,883	$(0.16)

For 2013 and 2012, the number of stock options that were outstanding but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of our common stock or were otherwise anti-dilutive, was approximately 75,000 and 103,000, respectively.

NOTE P – RELATED PARTY TRANSACTIONS

Debt Guarantees – The Company’s Chairman of the Board has guaranteed a mortgage note of the Company.  The balance of this note was $1,349,000 at December 31, 2013.

Customer Arrangement – In July 2004, the Company entered into a ten-year exclusive license agreement with CCI, which replaced an expiring five-year exclusive license agreement.  In connection therewith, the Company received a license fee of $65,000, which was recorded as deferred revenue and is being recognized as sales over the term of the agreement.  Deferred revenue associated with CCI’s account, which included (i) deposits received against purchase orders issued to the Company by CCI, (ii) payments received for products held by the Company for shipment to CCI at a later date, and (ii) the unrecognized portion of the license fee, totaled $3,682,000 and $3,212,000 at December 31, 2013 and 2012, respectively. The Company recorded sales to CCI in the amount of $11,657,000 and $11,010,000 for the years ended December 31, 2013 and 2012, respectively.  Pricing for individual products sold to CCI is reviewed periodically by the Company. Implementation of price changes requires 60 days' notice to CCI. Pursuant to the license agreement between CCI and the Company, CCI also paid royalties to the Company for the years ended December 31, 2013 and 2012 in the amount of $1,801,000 and $2,079,000, respectively, which are included in sales.  The president of CCI beneficially owned approximately 18% of the Company’s outstanding common stock at December 31, 2013 and was a member of the Company’s Board of Directors until June 2004.

Associate Sales and Marketing System - In December 2013, the Company engaged GSAT, Inc. ("GSATi") to develop a new Associate sales and marketing system. The contract contemplates the development and implementation of a new Associate support system, with substantial completion by September, 2014. Anticipated total payments to GSATi under the contract will be approximately $710,000, excluding taxes. Total payments of approximately $76,000 were made to GSATi during 2013. The founder and CEO of GSATi is a member of our Board of Directors.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2013 and 2012 is summarized as follows:

	Quarter Ended
	March 31	June 30		September 30	December 31
	(Unaudited - In thousands, except per share data)
2013
Net sales	$5,691	$6,694		$6,640	$6,446
Gross profit	2,973	2,971		3,036	3,032
Net earnings (loss)	(8)	(147)		(142)	(203)
Earnings (loss) per share:
Basic	$0.00	$(0.07)		$(0.06)	$(0.09)
Diluted	$0.00	$(0.07)		$(0.06)	$(0.09)

2012
Net sales	$6,068	$6,549		$6,713	$5,830
Gross profit	3,129	3,455		3,071	2,977
Net earnings (loss)	(73)	320	(a)	(328)	(279)
Earnings (loss) per share:
Basic	$(0.03)	$0.14	(a)	$(0.15)	$(0.13)
Diluted	$(0.03)	$0.15	(a)	$(0.15)	$(0.13)

(a) In the second quarter of 2012, the Company recognized a casualty gain of approximately $443,000 in connection with the replacement of the roof of its facility in Irving, Texas and reimbursement for a related claim under a replacement cost insurance policy. The replacement of the roof was necessitated by a hailstorm which occurred in May 2011.

Exhibit Index

Exhibit Number	Description

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 7, 2013, regarding the reverse stock split

3.3	Certificate of Amendment to the Articles of Incorporation, dated August 7, 2013 regarding the forward stock split

4.1	Specimen copy of Certificate for Common Stock

10.6	Sales and Marketing Agreement, dated as of January 16, 2013, between RBC Life Sciences, Inc. and Terry Butler

10.7	First Addendum Operations Agreement - Australia, dated as of January 16, 2013, between RBC Life Sciences, Inc. and Terry Butler

10.8	Second Addendum Operations Agreement - Hong Kong, dated as of June 3, 2013 between RBC Life Sciences, Inc. and Terry Butler

10.11	Proposal for Services and Statement of Work dated December 3, 2013, between RBC Life Sciences, Inc. and GSAT, Inc.

10.12	Employment Agreement dated January 8, 2014, between RBC Life Sciences, Inc. and Richard S. Jablonski

10.13	Employment Agreement dated January 8, 2014, between RBC Life Sciences, Inc. and Kevin B. Young

21.1	List of company subsidiaries

23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith