Form 10-Q
period 2014-03-31
RBC LIFE SCIENCES, INC.
filed 2014-05-14
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2014
Common Stock, $0.001 par value per share	2,212,350 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,930,715	3,745,684
Accounts receivable, net of allowance for doubtful accounts of $33,000 and $28,000, respectively	1,049,133	907,287
Inventories	5,833,762	5,141,509
Deferred income taxes	505,791	429,640
Prepaid expenses and other current assets	739,932	793,548
Total current assets	10,059,333	11,017,668
Property and equipment, net	4,437,939	4,169,078
Goodwill, net	2,244,154	2,263,458
Intangible assets, net	73,242	37,979
Other assets, net	88,123	45,327
	$16,902,791	$17,533,510
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,689,791	1,608,000
Accrued liabilities	1,408,148	1,156,818
Current maturities of long-term obligations	216,617	212,474
Deferred revenue	3,219,193	3,677,893
Total current liabilities	6,533,749	6,655,185
Long-term obligations, less current maturities	1,080,614	1,136,347
Deferred income taxes	665,502	727,660
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,212,350 shares issued and outstanding at March 31, 2014 and December 31, 2013.	2,212	2,212
Additional paid-in capital	13,712,371	13,711,522
Accumulated deficit	(5,192,170)	(4,814,281)
Accumulated other comprehensive income	100,513	114,865
	8,622,926	9,014,318
	$16,902,791	$17,533,510

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarters Ended March 31,
	2014	2013
Net sales	$5,713,120	$5,691,181
Cost of sales	2,531,035	2,718,253
Gross profit	3,182,085	2,972,928
Operating expenses:
General and administrative	2,720,606	2,168,747
Distributor commissions	834,463	654,251
Depreciation and amortization	119,210	126,510
Total operating expenses	3,674,279	2,949,508
Operating income (loss)	(492,194)	23,420
Interest expense	25,468	29,329
Loss before income taxes	(517,662)	(5,909)
Provision (benefit) for income taxes	(139,774)	1,767
Net loss	(377,888)	(7,676)

Other comprehensive income (loss):
Foreign currency translation adjustment	(14,352)	21,999
Comprehensive loss	$(392,240)	$14,323

Net loss per share:
Basic	$(0.17)	$(0.00)
Diluted	$(0.17)	$(0.00)

Weighted average common shares outstanding:
Basic	2,212,350	2,222,883
Diluted	2,212,350	2,222,883

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(377,888)	$(7,676)
Adjustment for non-cash items:
Depreciation and amortization	139,451	147,008
Stock-based compensation	848	4,709
Deferred income taxes and other	(141,177)	(23,627)
Change in operating assets and liabilities:
Accounts receivable	(141,869)	75,207
Inventories	(697,306)	283,761
Prepaid expenses and other current assets	(53,450)	(424,953)
Other assets	(43,382)	—
Accounts payable and accrued liabilities	339,795	113,807
Deferred revenue	(458,523)	(713,885)
Net cash used in operating activities	(1,433,501)	(545,649)
Cash flows from investing activities:
Purchase of property and equipment	(303,665)	—
Net cash used in investing activities	(303,665)	—
Cash flows from financing activities:
Payments of long-term obligations	(51,590)	(47,755)
Net cash used in financing activities	(51,590)	(47,755)
Effect of exchange rate changes on cash flows	(26,213)	38,308
Net decrease in cash and cash equivalents	(1,814,969)	(555,096)
Cash and cash equivalents, beginning of period	3,745,684	3,896,087
Cash and cash equivalents, end of period	$1,930,715	$3,340,991

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, "us", “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

New Accounting Pronouncements:

There were no new accounting pronouncements that are anticipated to have a material impact on the Company's financial statements.

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries and affiliates in North America and Southeast Asia.  This product line is marketed under the “RBC Life®” brand name.  In these markets, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain other markets in Southeast Asia and Australia, the Company sells its products through a not-for-resale ("NFR") program. Individuals who participate in the NFR program function similarly to other Associates in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

Note C – Inventories:

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials and bulk products	$481,411	$371,863
Packaging materials	270,170	135,138
Finished goods	5,082,181	4,634,508
	$5,833,762	$5,141,509

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
Advance payment to suppliers	$354,017	$202,682
Prepaid insurance and other	300,414	164,005
Certificates of deposit - restricted	76,866	79,909
Prepaid income taxes	8,635	7,349
Advances to Associates	—	339,603
	$739,932	$793,548

At March 31, 2014 and December 31, 2013, the Company held certificates of deposit in the amounts of approximately $77,000 and $80,000 , respectively, which were pledged to secure surety bonds.

During the first three months of 2013, the Company entered into agreements with an Associate to market Nutritional Products in Australia, Hong Kong and other Asian markets (the "HK Associate Agreements"). Pursuant to the HK Associate Agreements, the Company made cash advances to this Associate to support marketing activities and fund costs related to the opening of an office in Hong Kong. Also in accordance with the HK Associate Agreements, these advances did not bear interest, and were to be recovered from monthly marketing fees calculated as a percentage of sales that were generated in the Associate's markets.

On July 30, 2013, the Company was notified by the Associate that he was unable to fulfill certain of his financial obligations under the HK Associate Agreements. The Company deemed this failure to represent a material breach of the agreements. Through July 31, 2013, the Company had advanced funds to this Associate totaling approximately $403,000.

Because the Associate was unable to fulfill his financial obligations related to the operation of the Hong Kong office, the Company continued to advance funds to the Associate in order to keep the Hong Kong office in operation. Due to the risk that not all of the advances made to the Associate would be recovered from marketing fees, advances made after July 31, 2013 were fully reserved, and the related expense was included in general and administrative expense during the periods in which they were paid.

On March 31, 2014, the Company formally terminated the HK Associate Agreements with this Associate, and took possession of leasehold improvements, furniture and fixtures in the Hong Kong office, in lieu of payment from the Associate on the outstanding advances. The value of the leasehold improvements and furniture and fixtures in the Hong Kong office was determined to be $104,000, and has been included in Property and Equipment at March 31, 2014. In addition, the Company has recognized lease deposits on the Hong Kong office totaling $43,000. These deposits are included in Other Assets at March 31, 2014. The balance of the advances outstanding at March 31, 2014 was expensed.

Note E – Property and Equipment:

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Building and improvements	$3,997,344	$3,912,449
Computer software and office equipment	2,945,264	2,592,382
Warehouse equipment	254,034	254,034
Automotive equipment	14,717	14,717
	7,211,359	6,773,582
Less – accumulated depreciation	(3,914,593)	(3,745,677)
	3,296,766	3,027,905
Land	1,141,173	1,141,173
	$4,437,939	$4,169,078

Depreciation expense totaled approximately $138,000 and $145,500 for the quarters ended March 31, 2014 and 2013, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2013	$3,367,863	$(1,104,405)
Currency translation adjustment	(37,668)	18,364
Balance, March 31, 2014	$3,330,195	$(1,086,041)

 Other intangible assets consist of the following:

		March 31, 2014		December 31, 2013
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(66,726)	$99,100	(65,405)
Business license	1	39,858	(3,106)	—	—
Other	19	12,600	(8,484)	12,600	(8,316)
		$151,558	$(78,316)	$111,700	$(73,721)

Amortization expense related to other intangible assets totaled approximately $1,500 for the quarters ended March 31, 2014 and 2013. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2014 is as follows:

Remainder of 2014	$32,833
2015	14,342
2016	5,957
2017	5,957
2018	5,957
Thereafter	8,196
$73,242

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Distributor commissions and awards	$694,469	507,365
Salaries and wages	563,032	502,303
Sales and property taxes	95,386	83,159
Medical products sales rebates	36,210	35,340
Interest	8,378	8,711
Other	10,673	19,940
	$1,408,148	$1,156,818

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	March 31, 2014	December 31, 2013
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors and Chief Executive Officer	$1,297,231	1,348,821
Less – current maturities	(216,617)	(212,474)
	$1,080,614	$1,136,347

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At March 31, 2014, the fair value of fixed-rate long-term debt was approximately $1,410,000, which was $113,000 above the carrying value of approximately $1,297,000.  At December 31, 2013, the fair value of fixed-rate long-term debt was approximately $1,469,000, which was $120,000 above the carrying value of approximately$1,349,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $800 and $4,700 for the quarters ended March 31, 2014 and 2013, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended March 31,
	2014	2013
	(1)	(1)
Weighted average expected life (years)	—	—
Risk-free interest rate	—%	—%
Expected volatility	—%	—%
Expected dividend yield	—%	—%
__________________
(1) There were no option grants during these periods.

All share numbers and per share amounts presented reflect the reverse and forward stock splits of the Company that were conducted on August 9, 2013. A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2013	69,396	$4.00
Granted	—	—
Exercised	—	—
Forfeited/canceled	—	—
Outstanding on March 31, 2014	69,396	$4.00	4.0	$—
Exercisable on March 31, 2014	54,646	$4.23	3.4	$—

A summary of the status of the Company's non-vested stock options as of March 31, 2014 and changes during the three months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2013	14,750	$2.68
Non-vested stock options granted	—	—
Vested stock options	—	—
Forfeited stock options	—	—
Non-vested stock options at March 31, 2014	14,750	$2.68

As of March 31, 2014, there was approximately $35,700 of total unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this structure, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of approximately 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the "RBC LifeTM" brand name through subsidiaries and affiliates in North America and Southeast Asia.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the United States, Canada and Southeast Asia, and by licensees in other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of over 35 wound care products under the "MPM MedicalTM" brand name through a subsidiary operating primarily in the United States.  These wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

The Company evaluates the performance of its segments primarily based on operating profit.  All intercompany transactions have been eliminated, and intersegment revenues are not significant.  In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (U.S. dollars in 000s):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended March 31, 2014
Net sales	$4,122	$1,591	$5,713
Depreciation and amortization	124	15	139
Operating income (loss)	(544)	52	(492)
Capital expenditures	304	—	304
Total assets	13,290	3,613	16,903
Quarter Ended March 31, 2013
Net sales	$4,330	$1,361	$5,691
Depreciation and amortization	132	15	147
Operating income (loss)	47	(24)	23
Capital expenditures	—	—	—
Total assets	14,407	2,936	17,343

Financial information summarized geographically is as follows (U.S. dollars in 000s):

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,339	$6,114	$2,238	$6,091
Russia/Eastern Europe	2,010	—	2,518	—
Canada	333	491	402	534
Southeast Asia	991	239	488	75
All others	40	—	45	—
Totals	$5,713	$6,844	$5,691	$6,700

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $2,010,000 and $2,518,000 during the quarters ended March 31, 2014 and 2013, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our Common Stock. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $680,127 and $617,000 during the quarters ended March 31, 2014 and 2013, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2014 and 2013.

Note K – Loss Per Share:

Summarized basic and diluted loss per common share was calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Quarter Ended March 31, 2014
Basic loss per common share	$(377,888)	2,212,350	$(0.17)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(377,888)	2,212,350	$(0.17)
Quarter Ended March 31, 2013
Basic loss per common share	$(7,676)	2,222,883	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(7,676)	2,222,883	$(0.00)

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 69,400 and 83,600 for the quarters ended March 31, 2014 and 2013, respectively.

Note L – Legal Proceedings:

Medical/Surgical Dealer

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $680,000 and $617,000 or 12% and 11% of the Company's sales during the three months ended March 31, 2014 and 2013, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare has suspended payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of March 31, 2014, we had approximately $240,000 in pre-petition accounts receivable that remain owed by this dealer. Since the bankruptcy filing, we have continued to fill this dealer's post-petition orders, with payments received in accordance with our normal terms. While we believe the amounts due to us from this dealer will be collected in full, we will continue to monitor these proceedings as they progress in order to appropriately assess and enforce our rights in this matter.

Environmental Research Center

On April 4, 2014, the Company received a notice from the Environmental Research Center, a California non-profit corporation alleging that the Company failed to include a warning notice related to lead content on labels of certain nutritional products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65").

This non-profit organization seeks an agreement from the Company to reformulate or label the listed products distributed in California in accordance with Proposition 65 and pay an appropriate civil penalty related to sales in California of allegedly improperly labeled products since April 4, 2011.

The Company is currently assessing the validity of this allegation and is unable at this time to reasonably estimate the financial impact, if any, related to this matter.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2013 Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical or present facts, included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements can be identified by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “objective,” “projection,” forecast,” “goal,” “believe,” and similar expressions.  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and time of future events.  We believe that the expectations and assumptions reflected in these forward-looking statements are reasonable.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and those previously disclosed in Item 1A to Part I of the 2013 Form 10-K.  Many of these factors are beyond the Company's ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. We do not undertake any obligation to publicly release any revisions to, and disclaim any duty to update, any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Please consider our forward-looking statements in light of those risks as you read this report.

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended March 31,
	2014		2013
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$2,038	36%	$2,541	45%
Associate network	2,084	36%	1,789	31%
	4,122	72%	4,330	76%
Medical Products	1,591	28%	1,361	24%
	$5,713	100%	$5,691	100%

Licensees. Historically, our highest revenue distribution channel is the licensee channel.  In this channel we sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. For the most part, licensees are required to distribute our products in the licensed territory through network marketing. Net sales in this distribution channel are mainly dependent upon the licensee's success in building a distribution network in the licensed territory.

Our principal licensee is CCI, which accounted for 99% of our licensees' net sales in the three months ended March 31, 2014 and 2013, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our Common Stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, regulatory changes and other logistical considerations. The backlog related to CCI’s account was $5,867,000 at March 31, 2014 compared to $6,872,000 at March 31, 2013.

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

The following table sets forth our Associate networks' net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended March 31,
	2014	2013
United States	36%	51%
Canada	16	22
Southeast Asia	48	27
	100%	100%

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

This segment's largest customer, a medical/surgical dealer, accounted for 43% and 45% of the net sales of our Medical Products during the three months ended March 31, 2014 and 2013, respectively. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

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

Management believes that there have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	44.3	47.8
Gross profit	55.7	52.2
Operating expenses:
General and administrative	47.6	38.1
Distributor commissions	14.6	11.5
Depreciation and amortization	2.1	2.2
Total operating expenses	64.3	51.8
Operating income (loss)	(8.6)	0.4
Interest expense	0.4	0.5
Loss before income taxes	(9.0)	(0.1)
Benefit for income taxes	(2.4)	—
Net loss	(6.6)%	(0.1)%

Quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the quarter ended March 31, 2014 were $5,713 compared with net sales for the same period in 2013 of $5,691, an increase of $22, or 0%. This increase resulted from a $230 increase in net sales of Medical Products, partially offset by a $208 decrease in net sales of Nutritional Products. The decrease in net sales of Nutritional Products resulted from a $503 decrease in net sales to our licensees, which was partially offset by a $295 increase in sales through our Associate network.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI; sales to CCI decreased $507, or 20%, during the first quarter of 2014.  Sales to CCI are impacted by a variety of factors including global economic trends and logistical considerations which can impact the timing of shipments into CCI's markets.

Associate Network.  Overall, net sales through the Associate network channel increased by $296 during the first quarter of 2014 compared to the same period in 2013. The increase in sales was driven by our entry into Hong Kong, which occurred in July 2013, and by our entry into Malaysia, which occurred in March 2014. In addition, sales in our NFR markets increased, driven primarily by Australia, which we entered in February, 2013.

The increase from our entry into new markets was partially offset by decreases in North America and Taiwan. Sales in our U.S. market decreased by approximately 15%, largely as a result of a decrease in the number of active Associates. Sales in our Canadian market decreased by approximately 17%, due to a decrease in recruiting and lower sales to existing Associates. Sales in our Taiwan market decreased by approximately 21% compared to the same period in 2013. The decrease in sales in Taiwan was driven by both a decrease in recruiting and decrease in the number of active Associates.

Medical products.  The increase in net sales of Medical Products resulted from a variety of factors including sales to new customers, sales of new products and expanded private label sales. In addition, sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, improved by $63 during the first quarter of 2014 compared to the first quarter of 2013.  Sales to this dealer in the first quarter of 2014 were approximately $680, or 43%, of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

Cost of sales.  Cost of sales for the quarter ended March 31, 2014 was $2,531 compared with $2,718 for the quarter ended March 31, 2013, a decrease of $187, or 7%. As a percentage of net sales, cost of sales was approximately 44% in the first quarter of 2014 and 48% in the first quarter of 2013. The decrease in cost of sales as a percentage of net sales was driven by a shift in the mix of sales toward the lower cost Associate network and Medical Products sales, lower product testing costs and decreased expense for product obsolescence and expirations. The reductions in cost of sales were partially offset by higher product costs realized on Licensee sales.

General and administrative. General and administrative expenses for the quarter ended March 31, 2014 were $2,721 compared with expenses in the first quarter of 2013 of $2,169, an increase of $552, or 25%. The increase in cost was attributable to our entry into Hong Kong and Malaysia, higher payroll incurred related to expansion of our sales and marketing efforts, additional costs related to our Associate recruitment efforts and the write-off of advances made to an Associate for entry into Australia and

Hong Kong (see Part I, Item 1, Note D for more information related to this Associate). As a percentage of net sales, general and administrative expenses were 48% and 38% in the quarters ended March 31, 2014 and 2013, respectively.

Distributor commissions. Distributor commissions were $834 for the quarter ended March 31, 2014 compared with $654 in the first quarter of 2013, an increase of $180, or 28%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) increased to approximately 40% in the first quarter of 2014 compared to 36% in the same period in 2013.  This increase was primarily attributable to higher commissions paid in connection with sales to new Associates in Hong Kong and Malaysia in the first quarter of 2014 compared to the prior year. On a consolidated basis, distributor commissions as a percentage of net sales were 15% and 12% in the quarters ended March 31, 2014 and 2013, respectively.

Income taxes.  We recorded an income tax benefit of $140 and income tax expense of $2 during the quarters ended March 31, 2014 and 2013, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended March 31, 2014 was $378, or $0.17 per share, compared with a net loss in the first quarter of 2013 of $8, or $0.00 per share.

LIQUIDITY AND CAPITAL RESOURCES (U.S. dollars in 000s)

Cash and working capital. During the first three months of 2014, we had a net decrease in cash of $1,815 compared with a net decrease in cash of $555 in the first three months of 2013.  At March 31, 2014, we had working capital of $3,526, a $836 decrease from working capital at December 31, 2013 of $4,362.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first three months of 2014, our operating activities used cash flow of $1,434.  In the first three months of 2013, our operating activities used cash flow of $546.  The increase in cash used by operating activities of $888 was due in part to inventories, which increased by $697 during the first quarter of 2014, compared to a decrease of $284 during the first quarter of 2013, resulting in a decrease in cash flow of $981. The increase in inventory was driven by the timing of orders from our licensees, as well as additional inventory required to support our Medical Products sales. Also, in the first quarter of 2014, the net loss adjusted for non-cash activities, including depreciation and amortization, share-based compensation and deferred taxes, used cash flows of $379, compared to generating cash flows of $120 in the first quarter of 2013, further reducing cash flow by $499.

The decreases identified above were partially offset by prepaid expenses, which increased by $53 in 2014, compared to $425 in 2013, resulting in an improvement in cash flow of $372. The improvement in cash flow was attributable to lower vendor deposits in 2014 compared to 2013, and the write-off of advances made to an Associate in the first quarter of 2014. See Part I, Item 1, Note D for further information related to these advances. In addition, deferred revenues decreased by $459 in the first quarter of 2014, compared to a decrease of $714 in 2013, resulting in an improvement in cash flow of $255. The increase in cash flow from deferred revenues is attributable to the timing of orders by our primary licensee, CCI.

Investing activities. During the first three months of 2014, we used $304 for capital expenditures. Approximately $227 was incurred for the replacement of our Associate Sales and Marketing System, and approximately $76 was incurred for the build out and furnishing of the Malaysia office. In December 2013, the Company engaged GSAT, Inc. ("GSATi") to develop the new Associate Sales and Marketing System. The founder and CEO of GSATi is a member of our Board of Directors.

Financing activities. During the first three months of 2014, financing activity included the repayment of long-term debt in the amount of $52. During the first three months of 2013, financing activity included the repayment of long-term debt in the amount of $48.

Share repurchase program. On August 28, 2013, the Company announced that the Board of Directors had authorized a plan to repurchase, at management's discretion, up to 111,000 shares of Common Stock, representing 5% of the Company's outstanding Common Stock. The Company's repurchase plan was effective as of that date, and expires on February 28, 2015. No common stock repurchase transactions were executed as a result of the share repurchase program in the three months ended March 31, 2014.

General liquidity and cash flows. Presently, the Company is considering alternative sources of capital, including bank borrowings, real estate financing and other types of debt or equity financings, to (i) facilitate our expansion in Asia and the replacement of our Associate Sales and Marketing system and (ii) provide flexibility in the event of a decrease in demand for our products, including a decrease in demand from our licensees, which could adversely affect our liquidity. We can give no assurance, however, that we will be able to obtain any additional outside financing or obtain financing on terms we would find commercially acceptable.  During the next 12 months, we anticipate expending approximately $430 for the completion of the Associate Sales and Marketing system, and $75 for the opening of another office in Southeast Asia.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada, Taiwan, Hong Kong and Malaysia that accounted for 21% of net sales during the first three months of 2014 and 14% of net sales in 2013.

We advance funds to and receive funds from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on exchange rate exposure for the intercompany payable of approximately $253 to our Canadian operation, and intercompany advances of $1,616, $1,175, and $117 to our Taiwan, Hong Kong and Malaysia operations, respectively, at March 31, 2014, a 10% adverse change in the currency rates would reduce future earnings before income taxes by approximately $317.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), evaluated as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively) concluded that our disclosure controls and procedures, as of March 31, 2014, were effective.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rule 13(a)-15 or Rule 15d-15 of the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer that accounted for approximately $680,127 and $617,000 of the Company's sales during the three months ended March 31, 2014 and 2013, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See

Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to these proceedings, which is incorporated herein by reference.

On April 4, 2014, the Company received a notice from The Environmental Research Center, a California non-profit corporation alleging that the Company failed to include a warning notice related to lead content on labels of certain Nutritional Products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to this notice, which is incorporated herein by reference.

ITEM 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the 2013 Form 10-K. In connection with our preparation of this report, management has reviewed and considered these risk factors and has determined that there has been material changes to our risk factors since the date of the filing of the 2013 Form 10-K, which are as follows:

Sales to CCI may be impacted by geopolitical events in Russia and Ukraine.

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the United States have imposed or are considering imposing, economic sanctions on Russia. Presently, concerns related to possible annexation of additional territory by Russia have prompted calls for increasing levels of economic sanctions.

A significant part of CCI's sales are generated within both Russia and Ukraine. Additional economic sanctions imposed by either the United States or the world community may result in serious economic challenges in Russia and the Ukraine, and imposition of trade restrictions may delay or prevent shipment of products to those countries, resulting in a significant decline in the Company's sales to CCI. A loss of significant business from CCI would be harmful to our business, results of operation and financial condition.

Additional capital may be required to continue our expansion in Asian markets, improve our systems and provide flexibility in the event of a decrease in sales to CCI or in the event that our Asian expansion strategy is not successful.

Presently, the Company is considering alternative sources of capital, including bank borrowings, real estate financing and other types of debt or equity financings, to (i) facilitate our expansion in Asia and the replacement of our Associate Sales and Marketing System and (ii) provide flexibility in the event of a decrease in demand for our products, including a decrease in demand from CCI, which could adversely affect our liquidity. We can give no assurance, however, that we will be able to obtain any additional outside financing or obtain financing on terms we would find commercially acceptable. In the event that we are unable to obtain additional capital and experience a decrease in demand for our products, our liquidity will be impacted, resulting in harm to our business, results of operation and financial condition.

Other than as identified above, management has determined that there have been no material changes to our risk factors since the date of the filing of the 2013 Form 10-K. The risks set forth in these factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

RBC Life Sciences, Inc.
Registrant

May 14, 2014	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

May 14, 2014	By:	/s/ Richard S. Jablonski
Date	Its:	Vice President - Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *❖

101.SCH	XBRL Taxonomy Extension Schema Document *❖

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ❖

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ❖

101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ❖

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ❖

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