Form 10-Q
period 2014-06-30
RBC LIFE SCIENCES, INC.
filed 2014-08-14
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, $0.001 par value per share	2,212,350 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,113,171	$3,745,684
Accounts receivable, net of allowance for doubtful accounts of $34,000 and $28,000, respectively	839,983	907,287
Inventories	5,553,038	5,141,509
Deferred income taxes	443,463	429,640
Prepaid expenses and other current assets	746,332	793,548
Total current assets	9,695,987	11,017,668
Property and equipment, net	4,622,332	4,169,078
Goodwill, net	2,261,624	2,263,458
Intangible assets, net	62,770	37,979
Other assets, net	101,436	45,327
	$16,744,149	$17,533,510
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,101,993	$1,608,000
Accrued liabilities	1,693,168	1,156,818
Current maturities of long-term obligations	220,841	212,474
Deferred revenue	2,474,042	3,677,893
Total current liabilities	6,490,044	6,655,185
Long-term obligations, less current maturities	1,023,794	1,136,347
Deferred income taxes	604,142	727,660
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,212,350 shares issued and outstanding at June 30, 2014 and December 31, 2013.	2,212	2,212
Additional paid-in capital	13,713,630	13,711,522
Accumulated deficit	(5,198,813)	(4,814,281)
Accumulated other comprehensive income	109,140	114,865
	8,626,169	9,014,318
	$16,744,149	$17,533,510

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$7,885,090	$6,694,319	$13,598,210	$12,385,500
Cost of sales	3,762,809	3,723,744	6,293,844	6,441,997
Gross profit	4,122,281	2,970,575	7,304,366	5,943,503
Operating expenses:
General and administrative	2,679,105	2,329,950	5,399,711	4,498,697
Distributor commissions	1,278,347	711,616	2,112,810	1,365,867
Depreciation and amortization	131,639	126,861	250,849	253,371
Total operating expenses	4,089,091	3,168,427	7,763,370	6,117,935
Operating income (loss)	33,190	(197,852)	(459,004)	(174,432)
Interest expense	24,456	28,391	49,924	57,720
Earnings (loss) before income taxes	8,734	(226,243)	(508,928)	(232,152)
Provision (benefit) for income taxes	15,378	(78,939)	(124,396)	(77,172)
Net loss	(6,644)	(147,304)	(384,532)	(154,980)

Other comprehensive income (loss):
Foreign currency translation adjustment	8,627	5,985	(5,725)	27,984
Comprehensive income (loss)	$1,983	$(141,319)	$(390,257)	$(126,996)

Net loss per share:
Basic	$(0.00)	$(0.07)	$(0.17)	$(0.07)
Diluted	$(0.00)	$(0.07)	$(0.17)	$(0.07)

Weighted average common shares outstanding:
Basic	2,212,350	2,222,883	2,212,350	2,222,883
Diluted	2,212,350	2,222,883	2,212,350	2,222,883

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(384,532)	$(154,980)
Adjustment for non-cash items:
Depreciation and amortization	290,300	294,343
Stock-based compensation	2,107	9,474
Deferred income taxes and other	(137,621)	3,848
Change in operating assets and liabilities:
Accounts receivable	67,300	(83,361)
Inventories	(411,417)	802,804
Prepaid expenses and other current assets	(56,962)	(758,147)
Other assets	(56,092)	(107,150)
Accounts payable and accrued liabilities	1,027,201	(386,408)
Deferred revenue	(1,203,766)	(375,803)
Net cash used in operating activities	(863,482)	(755,380)
Cash flows from investing activities:
Purchase of property and equipment	(636,170)	(11,292)
Net cash used in investing activities	(636,170)	(11,292)
Cash flows from financing activities:
Payments of long-term obligations	(104,186)	(96,441)
Net cash used in financing activities	(104,186)	(96,441)
Effect of exchange rate changes on cash flows	(28,675)	60,562
Net decrease in cash and cash equivalents	(1,632,513)	(802,551)
Cash and cash equivalents, beginning of period	3,745,684	3,896,087
Cash and cash equivalents, end of period	$2,113,171	$3,093,536

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

In addition to its Nutritional Products, RBC markets a line of wound care products (“Medical Products”) under the "MPM MedicalTM" brand name through a U.S. subsidiary.  Medical Products are distributed primarily in the United States to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds in the acute care, long-term care and oncology markets.

Note C – Inventories:

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials and bulk products	$259,640	$371,863
Packaging materials	235,172	135,138
Finished goods	5,058,226	4,634,508
	$5,553,038	$5,141,509

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	June 30, 2014	December 31, 2013
Advance payment to suppliers	$302,198	$202,682
Prepaid insurance and other	350,357	164,005
Certificates of deposit - restricted	79,620	79,909
Prepaid income taxes	14,157	7,349
Advances to Associates	—	339,603
	$746,332	$793,548

At June 30, 2014 and December 31, 2013, the Company held certificates of deposit in the amounts of approximately $79,600 and $79,900, respectively, which were pledged to secure surety bonds.

In 2013, the Company entered into agreements with an Associate to market Nutritional Products in Australia and certain Southeast Asia markets (the "Asia Marketing Agreements"). Pursuant to the Asia Marketing Agreements, the Company made cash advances to this Associate to support marketing and sales activities and establish product distribution facilities. These advances did not bear interest, and were to be recovered from monthly marketing fees calculated as a percentage of sales that were generated in the Associate's markets.

On July 30, 2013, in breach of Asia Marketing Agreements, the Associate notified the Company that he was unable to fulfill his financial obligations. At the date of the breach, the Company had advanced funds to this Associate totaling approximately $403,000. Following notice of the breach, the Company continued to fund the Asia operations initiated by this Associate and charged the funding to general and administrative expenses in the periods in which the expenses were incurred.

On March 31, 2014, the Company formally terminated the Asia Marketing Agreements and, in lieu of payment due from the Associate on the outstanding advances, took possession of property and equipment and lease deposits valued at approximately $104,000 and $43,000, respectively. The balance of the advances outstanding at March 31, 2014 was charged to general and administrative expenses.

Note E – Property and Equipment:

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Building and improvements	$4,046,064	$3,912,449
Computer software and office equipment	3,231,769	2,592,382
Warehouse equipment	254,034	254,034
Automotive equipment	14,717	14,717
	7,546,584	6,773,582
Less – accumulated depreciation	(4,065,425)	(3,745,677)
	3,481,159	3,027,905
Land	1,141,173	1,141,173
	$4,622,332	$4,169,078

Depreciation expense totaled approximately $149,400 and $145,500 for the quarters ended June 30, 2014 and 2013, respectively, and $287,300 and $291,400 for the six months ended June 30, 2014 and 2013, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2013	$3,367,863	$(1,104,405)
Currency translation adjustment	(3,577)	1,743
Balance, June 30, 2014	$3,364,286	$(1,102,662)

 Other intangible assets consist of the following:

		June 30, 2014		December 31, 2013
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(68,048)	$99,100	$(65,405)
Business license	1	40,508	(12,738)	—	—
Other	19	12,600	(8,652)	12,600	(8,316)
		$152,208	$(89,438)	$111,700	$(73,721)

Amortization expense related to other intangible assets totaled approximately $11,100 and $1,500 for the quarters ended June 30, 2014 and 2013, respectively, and $15,700 and $3,000 for the six months ended June 30, 2014 and 2013, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2014 is as follows:

Remainder of 2014	$22,086
2015	14,619
2016	5,957
2017	5,957
2018	5,957
Thereafter	8,194
$62,770

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
Distributor commissions and awards	$1,060,108	$507,365
Salaries and wages	434,150	502,303
Sales and property taxes	94,854	83,159
Medical products sales rebates	45,747	35,340
Interest	8,038	8,711
Other	50,271	19,940
	$1,693,168	$1,156,818

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	June 30, 2014	December 31, 2013
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors and Chief Executive Officer	$1,244,635	$1,348,821
Less – current maturities	(220,841)	(212,474)
	$1,023,794	$1,136,347

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At June 30, 2014, the fair value of fixed-rate long-term debt was approximately $1,359,000, which was $114,000 above the carrying value of approximately $1,245,000.  At December 31, 2013, the fair value of fixed-rate long-term debt was approximately $1,469,000, which was $120,000 above the carrying value of approximately$1,349,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  Share-based compensation expense was approximately $1,300 and $4,800 for the quarters ended June 30, 2014 and 2013, respectively, and $2,100 and $9,500 for the six months ended June 30, 2014 and 2013, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(1)	(1)	(1)	(1)
Weighted average expected life (years)	—	—	—	—
Risk-free interest rate	—%	—%	—%	—%
Expected volatility	—%	—%	—%	—%
Expected dividend yield	—%	—%	—%	—%
__________________
(1) There were no option grants during these periods.

All share numbers and per share amounts presented reflect the reverse and forward stock splits of the Company that were affected on August 9, 2013. A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2013	69,396	$4.00
Granted	—	—
Exercised	—	—
Forfeited/canceled	(15,500)	3.20
Outstanding on June 30, 2014	53,896	$4.20	4.0	$—
Exercisable on June 30, 2014	53,896	$4.20	3.2	$—

A summary of the status of the Company's non-vested stock options as of June 30, 2014 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2013	14,750	$2.68
Non-vested stock options granted	—	—
Vested stock options	—	—
Forfeited stock options	(14,750)	2.68
Non-vested stock options at June 30, 2014	—	$—

As of June 30, 2014, there was no unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this structure, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of approximately 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the "RBC Life" brand name through subsidiaries in North America and Southeast Asia.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily the U.S., Canada and Southeast Asia, and by licensees in other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

The Medical Products segment markets a line of over 35 wound care products under the "MPM Medical" brand name through a subsidiary operating primarily in the U.S.  These wound care products are distributed to hospitals, nursing homes, home health care agencies, clinics and pharmacies through a network of medical/surgical supply dealers, pharmaceutical distributors and our own sales representatives.  Medical Products are used to treat and manage pain associated with wounds, in the acute care, long-term care and oncology markets.

The Company evaluates the performance of its segments primarily based on operating profit.  All intercompany transactions have been eliminated, and intersegment revenues are not significant.  In calculating operating profit for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (U.S. dollars in 000s):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended June 30, 2014
Net sales	$6,392	$1,493	$7,885
Depreciation and amortization	135	16	151
Operating income (loss)	48	(15)	33
Capital expenditures	333	—	333
Total assets	13,655	3,089	16,744
Quarter Ended June 30, 2013
Net sales	$5,102	$1,592	$6,694
Depreciation and amortization	131	16	147
Operating income (loss)	(205)	7	(198)
Capital expenditures	11	—	11
Total assets	14,167	2,790	16,957
Six Months Ended June 30, 2014
Net sales	$10,514	$3,084	$13,598
Depreciation and amortization	259	31	290
Operating income (loss)	(496)	37	(459)
Capital expenditures	636	—	636
Total assets	13,655	3,089	16,744
Six Months Ended June 30, 2013
Net sales	$9,432	$2,954	$12,386
Depreciation and amortization	263	31	294
Operating loss	(157)	(17)	(174)
Capital expenditures	11	—	11
Total assets	14,167	2,790	16,957

Financial information summarized geographically is as follows (U.S. dollars in 000s):

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,219	$6,087	$2,436	$6,069
Russia/Eastern Europe	3,342	—	3,259	—
Canada	328	505	408	517
Southeast Asia	1,937	456	552	66
All others	59	—	39	—
Totals	$7,885	$7,048	$6,694	$6,652

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$4,533	$6,087	$4,675	$6,069
Russia/Eastern Europe	5,352	—	5,777	—
Canada	661	505	810	517
Southeast Asia	2,928	456	1,040	66
All others	124	—	84	—
Totals	$13,598	$7,048	$12,386	$6,652

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $3,342,000 and $3,259,000 during the quarters ended June 30, 2014 and 2013, respectively, and $5,352,000 and $5,777,000 during the six months ended June 30, 2014 and 2013, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our Common Stock. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $711,000 and $671,000 during the quarters ended June 30, 2014 and 2013, respectively, and $1,391,000 and $1,288,000 during the six months ended June 30, 2014 and 2013, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or the six months ended June 30, 2014 and 2013.

Note K – Loss Per Share:

Summarized basic and diluted loss per common share was calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Quarter Ended June 30, 2014
Basic loss per common share	$(6,644)	2,212,350	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(6,644)	2,212,350	$(0.00)
Quarter Ended June 30, 2013
Basic loss per common share	$(147,304)	2,222,883	$(0.07)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(147,304)	2,222,883	$(0.07)
Six Months Ended June 30, 2014
Basic loss per common share	$(384,532)	2,212,350	$(0.17)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(384,532)	2,212,350	$(0.17)
Six Months Ended June 30, 2013
Basic loss per common share	$(154,980)	2,222,883	$(0.07)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(154,980)	2,222,883	$(0.07)

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 61,400 and 76,000 for the quarters ended June 30, 2014 and 2013, respectively, and 61,400 and 78,600 for the six months ended June 30, 2014 and 2013, respectively.

Note L – Legal Proceedings:

Medical/Surgical Dealer

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $1,391,000 and $1,288,000 of the Company's net sales during the six months ended June 30, 2014 and 2013, respectively, which was approximately 10% of consolidated net sales in both periods.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare had suspended payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of June 30, 2014, this dealer owed to the Company approximately $240,000 in pre-petition accounts receivable. In July 2014, pursuant to an arrangement approved by the Bankruptcy Court, this pre-petition accounts receivable balance was paid in full. We continue to fill this dealer's post-petition orders, with payments received in accordance with our normal terms.

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

•
Through the Nutritional Products segment, we distribute products in three broad categories: wellness products, fitness products and personal care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In certain markets, principally in the U.S., Canada and Southeast Asia, we distribute Nutritional Products directly through a network comprised of independent Associates and individuals who participate in our NFR program. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties who, for the most part, distribute our products through an independent Associate network in the licensed territory.

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2014		2013
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$3,376	43%	$3,265	49%
Associate network	3,016	38%	1,837	27%
	6,392	81%	5,102	76%
Medical Products	1,493	19%	1,592	24%
	$7,885	100%	$6,694	100%

	Six Months Ended June 30,
	2014		2013
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$5,414	40%	$5,806	47%
Associate network	5,100	37%	3,626	29%
	10,514	77%	9,432	76%
Medical Products	3,084	23%	2,954	24%
	$13,598	100%	$12,386	100%

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

Our principal licensee is CCI, which accounted for virtually all of our licensees' net sales in the six months ended June 30, 2014 and 2013, respectively. CCI distributes products in a territory comprised mainly of Russia and Eastern Europe. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our Common Stock. Under our arrangement with CCI, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, regulatory changes and other logistical considerations. The backlog related to CCI’s account was $3,907,000 at June 30, 2014 compared to $6,555,000 at June 30, 2013.

The initial ten-year term of the Company's agreement with CCI ended July 14, 2014. Upon expiration of the initial term, the agreement automatically renewed for an additional one-year period. The Company and CCI have undertaken negotiations related to a new agreement although no assurance can be given that these negotiations will result in a new agreement between the Company and CCI.

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

The following table sets forth our Associate networks' net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S.	25%	48%	30%	49%
Canada	11	22	13	22
Southeast Asia	64	30	57	29
	100%	100%	100%	100%

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

This segment's largest customer, a medical/surgical dealer, accounted for 45% and 44% of the net sales of our Medical Products during the six months ended June 30, 2014 and 2013, respectively. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

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

Management believes that there have been no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.7	55.6	46.3	52.0
Gross profit	52.3	44.4	53.7	48.0
Operating expenses:
General and administrative	34.0	34.8	39.8	36.4
Distributor commissions	16.2	10.7	15.5	11.0
Depreciation and amortization	1.7	1.9	1.8	2.0
Total operating expenses	51.9	47.4	57.1	49.4
Operating income (loss)	0.4	(3.0)	(3.4)	(1.4)
Interest expense	0.3	0.4	0.3	0.5
Earnings (loss) before income taxes	0.1	(3.4)	(3.7)	(1.9)
Provision (benefit) for income taxes	0.2	(1.2)	(0.9)	(0.6)
Net loss	(0.1)%	(2.2)%	(2.8)%	(1.3)%

Quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the quarter ended June 30, 2014 were $7,885 compared with net sales for the same period in 2013 of $6,694, an increase of $1,191, or 18%. This increase resulted from a $1,290 increase in net sales of Nutritional Products that was partially offset by a $99 decrease in net sales of Medical Products. The increase in net sales of Nutritional Products resulted from a $1,179 increase in net sales through our Associate network and a $111 increase in net sales to our licensees.

Licensees.  Net sales to our licensees increased primarily as a result of increased shipments to CCI; sales to CCI increased $83, or 3%, during the second quarter of 2014.  Sales to CCI are impacted by a variety of factors including global economic trends, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Associate Network.  Overall, net sales through the Associate network channel increased by $1,179 during the second quarter of 2014 compared to the same period in 2013. The increase in sales was attributable to sales growth in our Southeast Asia markets, primarily Malaysia, which opened in February 2014 and reported second quarter sales of $1,102, and Hong Kong, which reported second quarter sales growth of $268. Sales growth in Southeast Asia was partially offset by a $206 decline in U.S. and Canada sales.

Medical products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, improved by $40 during the second quarter of 2014 compared to the second quarter of 2013.  Sales to this dealer in the second quarter of 2014 were approximately $711, or 48%, of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings. The increase in sales to this distributor was more than offset by a decrease in sales to other customers of $139. This sales decline was attributable to purchasing adjustments made by certain customers in order to better align their operations with Medicare reimbursement policies.

Cost of sales.  Cost of sales for the quarter ended June 30, 2014 was $3,763 compared with $3,724 for the quarter ended June 30, 2013, an increase of $39, or 1%. As a percentage of net sales, cost of sales was approximately 48% in the second quarter of 2014 and 56% in the second quarter of 2013. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward the lower cost Associate network sales as well as lower product testing costs and decreased expense for product obsolescence and expirations.

General and administrative. General and administrative expenses for the quarter ended June 30, 2014 were $2,679 compared with expenses in the second quarter of 2013 of $2,330, an increase of $349, or 15%. The increase in cost was attributable to our entry into the Hong Kong, Malaysia and Indonesia markets in July 2013, February 2014 and June 2014, respectively, and higher sales incentive and promotional expenses. As a percentage of net sales, general and administrative expenses were 34% and 35% in the quarters ended June 30, 2014 and 2013, respectively.

Distributor commissions. Distributor commissions were $1,278 for the quarter ended June 30, 2014 compared with $712 in the second quarter of 2013, an increase of $566, or 79%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) increased to approximately 42% in the second quarter of 2014 compared to 38% in the same period in 2013.  This increase was primarily attributable to higher commissions paid in connection with the sales growth generated during the quarter. On a consolidated basis, distributor commissions as a percentage of net sales were 16% and 11% in the quarters ended June 30, 2014 and 2013, respectively.

Income taxes.  We recorded a provision for income taxes of $15 and an income tax benefit of $79 during the quarters ended June 30, 2014 and 2013, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended June 30, 2014 was $7, or $0.00 per share, compared with a net loss in the second quarter of 2013 of $147, or $0.07 per share.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the six months ended June 30, 2014 were $13,598 compared with net sales for the same period in 2013 of $12,386, an increase of $1,212, or 10%. This increase resulted from a $1,082 increase in net sales of Nutritional Products and a $130 increase in net sales of Medical Products. The increase in net sales of Nutritional Products resulted from a $1,474 increase in net sales through our Associate network that was partially offset by a $392 decrease in net sales to our licensees.

Licensees.  Net sales to our licensees decreased primarily as a result of decreased shipments to CCI; sales to CCI decreased $425, or 7%, during the first six months of 2014.  Sales to CCI are impacted by a variety of factors including global economic trends, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Associate Network.  Overall, net sales through the Associate network channel increased by $1,474 during the six months ended June 30, 2014 compared to the same period in 2013. The increase in sales was attributable to sales growth in our Southeast Asia markets, primarily Malaysia, which opened in February 2014 and reported sales during the first six months of 2014 of $1,326, and Hong Kong, which opened in July 2013 and reported sales during the first six months of 2014 of $596. Sales growth in Southeast Asia was partially offset by a $414 decline in U.S. and Canada sales.

Medical products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, improved by $103 during the first six months of 2014 compared to the first six months of 2013.  Sales to this dealer in the first six months of 2014 were approximately $1,391, or 45%, of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings. Sales to other customers increased $27 during the first six months of 2014.

Cost of sales.  Cost of sales for the six months ended June 30, 2014 was $6.294 compared with $6.442 for the six months ended June 30, 2013, a decrease of $148, or 2%. As a percentage of net sales, cost of sales was approximately 46% in the first six months of 2014 and 52% in the first six months of 2013. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward the lower cost Associate network and Medical Products sales as well as lower product testing costs and decreased expense for product obsolescence and expirations.

General and administrative. General and administrative expenses for the six months ended June 30, 2014 were $5,400 compared with expenses in the first six months of 2013 of $4,499, an increase of $901, or 20%. The increase in cost was attributable to our entry into the Hong Kong, Malaysia and Indonesia markets in July 2013, February 2014 and June 2014, respectively, and higher sales incentive and promotional expenses. As a percentage of net sales, general and administrative expenses were 40% and 36% in the six months ended June 30, 2014 and 2013, respectively.

Distributor commissions. Distributor commissions were $2,113 for the six months ended June 30, 2014 compared with $1,366 in the first six months of 2013, an increase of $747, or 55%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) increased to approximately 41% in the first six months of 2014 compared to 37% in the same period in 2013.  This increase was primarily attributable to higher commissions paid in connection with the sales growth generated during the period. On a consolidated basis, distributor commissions as a percentage of net sales were 16% and 11% in the six months ended June 30, 2014 and 2013, respectively.

Income taxes.  We recorded income tax benefits of $124 and $77 during the six months ended June 30, 2014 and 2013, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the six months ended June 30, 2014 was $385, or $0.17 per share, compared with a net loss in the first six months of 2013 of $155, or $0.07 per share.

LIQUIDITY AND CAPITAL RESOURCES (U.S. dollars in 000s)

Cash and working capital. During the first six months of 2014, we had a net decrease in cash of $1,633 compared with a net decrease in cash of $803 in the first six months of 2013.  At June 30, 2014, we had working capital of $3,206, a $1,156 decrease from working capital at December 31, 2013 of $4,362.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first six months of 2014, our operating activities used cash flow of $863.  In the first six months of 2013, our operating activities used cash flow of $755.  The net loss adjusted for non-cash activities, including depreciation and amortization, share-based compensation and deferred taxes, used cash flows of $230 in the first six months of 2014, compared to generating cash flows of $153 during the same period in 2013. Cash was also used during the first six months of 2014 to increase inventories by $411 primarily to support our Medical Products sales. In addition, cash was used by a decrease in deferred revenues of $1,204 in the first six months of 2014 reflecting a decrease in CCI's order deposits. During the first six months of 2013, inventories decreased by $803 and deferred revenues decreased by $376.

The decreases in cash identified above were partially offset by an increase in cash related to a $1,027 increase in accounts payable and accrued liabilities during the first six months of 2014. Accounts payable and accrued liabilities decreased $386 during the first six months of 2013. The increase during the first six months of 2014 was primarily due to an increase in accrued distributor commissions and awards associated with sales growth generated by our Associate network and the normal fluctuation in timing of billings from and payments to our suppliers.

Investing activities. During the first six months of 2014, we used $636 for capital expenditures. Approximately $465 was incurred for the replacement of our Associate Sales and Marketing System and approximately $165 was incurred to build out and furnish office facilities in Malaysia and Indonesia. In December 2013, the Company engaged GSAT, Inc. ("GSATi") to develop the new Associate Sales and Marketing System. The founder and CEO of GSATi is a member of our Board of Directors.

Financing activities. During the first six months of 2014, financing activity included the repayment of long-term debt in the amount of $104. During the first six months of 2013, financing activity included the repayment of long-term debt in the amount of $96.

Share repurchase program. On August 28, 2013, the Company announced that the Board of Directors had authorized a plan to repurchase, at management's discretion, up to 111,000 shares of common stock, representing 5% of the Company's outstanding common stock. The Company's repurchase plan was effective as of that date and expires on February 28, 2015. No common stock repurchase transactions were executed as a result of the share repurchase program during the first six months of 2014.

General liquidity and cash flows. Presently, the Company is considering alternative sources of capital, including bank borrowings, real estate financing and other types of debt or equity financings to (i) facilitate our expansion in Asia, (ii) complete the replacement of our Associate Sales and Marketing system and (iii) provide flexibility in the event of a decrease in demand for our products, including a decrease in demand from our licensees, which could adversely affect our liquidity. We can give no assurance, however, that we will be able to obtain any additional outside financing or obtain financing on terms we would find commercially acceptable.  During the next 12 months, we anticipate expending approximately $100 for the completion of the Associate Sales and Marketing system.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada, Taiwan, Hong Kong, Malaysia and Indonesia that accounted for 25% of net sales during the first six months of 2014 and 14% of net sales in 2013.

We advance funds to and receive funds from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on exchange rate exposure for aggregate intercompany advances of $2,867 related to our foreign-based operations at June 30, 2014, a 10% adverse change in the currency rates would reduce future earnings before income taxes by approximately $287.

All transactions with our licensees are denominated in U.S. dollars resulting in the licensee bearing the currency exchange risk.  Accordingly, exchange rate fluctuations in international markets served by our licensees do not directly affect our results of operations.  However, exchange rate fluctuations against the U.S. dollar in these markets may affect the ability of our licensees to profitably conduct their business operations.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), evaluated as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively) concluded that our disclosure controls and procedures, as of June 30, 2014, were effective.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rule 13(a)-15 or Rule 15d-15 of the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer that accounted for approximately $1,391,000 and $1,288,000 of the Company's sales during the six months ended June 30, 2014 and 2013, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to these proceedings, which is incorporated herein by reference.

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

In March 2014, the Crimean region of Ukraine was annexed by Russia. In response, other nations, including the U.S., imposed certain economic sanctions on Russia. Since that date, concerns related to Russia's continued involvement in hostilities in Ukraine have prompted other nations, including the U.S., to impose additional economic sanctions amid calls for even stronger levels of economic sanctions to be imposed.

A significant part of CCI's sales are generated within Russia and Ukraine. Additional economic sanctions imposed by either the U.S. or the world community may result in serious economic challenges in Russia and Ukraine, and imposition of trade restrictions may delay or prevent shipment of products to those countries, resulting in a significant decline in the Company's sales to CCI. A loss of significant business from CCI would be harmful to our business, results of operations and financial condition.

Additional capital may be required to continue our expansion in Asian markets, improve our systems and provide flexibility in the event of a decrease in sales to CCI .

Presently, the Company is considering alternative sources of capital, including bank borrowings, real estate financing and other types of debt or equity financings to (i) facilitate our expansion in Asia, (ii) complete the replacement of our Associate Sales and Marketing System and (iii) provide flexibility in the event of a decrease in demand for our products, including a decrease in demand from CCI, which could adversely affect our liquidity. We can give no assurance, however, that we will be able to obtain any additional outside financing or obtain financing on terms we would find commercially acceptable. In the event that we are unable to obtain additional capital and experience a decrease in demand for our products, our liquidity will be impacted, resulting in harm to our business, results of operation and financial condition.

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

RBC Life Sciences, Inc.
Registrant

August 14, 2014	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

August 14, 2014	By:	/s/ Steven E. Brown
Date	Its:	President and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *❖

101.SCH	XBRL Taxonomy Extension Schema Document *❖

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ❖

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ❖

101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ❖

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ❖

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