Form 10-Q
period 2014-09-30
RBC LIFE SCIENCES, INC.
filed 2014-11-12
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2014
Common Stock, $0.001 par value per share	2,212,350 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,398,327	$3,745,684
Accounts receivable, net of allowance for doubtful accounts of $34,000 and $28,000, respectively	1,249,153	907,287
Inventories	5,010,852	5,141,509
Deferred income taxes	387,052	429,640
Prepaid expenses and other current assets	672,644	793,548
Total current assets	8,718,028	11,017,668
Property and equipment, net	4,635,330	4,169,078
Goodwill, net	2,237,684	2,263,458
Intangible assets, net	51,341	37,979
Other assets, net	362,846	45,327
	$16,005,229	$17,533,510
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,875,423	$1,608,000
Accrued liabilities	1,949,450	1,156,818
Current maturities of long-term obligations	225,148	212,474
Deferred revenue	1,916,233	3,677,893
Total current liabilities	5,966,254	6,655,185
Long-term obligations, less current maturities	965,866	1,136,347
Deferred income taxes	584,550	727,660
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,212,350 shares issued and outstanding at September 30, 2014 and December 31, 2013.	2,212	2,212
Additional paid-in capital	13,713,630	13,711,522
Accumulated deficit	(5,322,453)	(4,814,281)
Accumulated other comprehensive income	95,170	114,865
	8,488,559	9,014,318
	$16,005,229	$17,533,510

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$7,514,574	$6,639,767	$21,112,784	$19,025,267
Cost of sales	3,232,259	3,603,644	9,526,103	10,045,641
Gross profit	4,282,315	3,036,123	11,586,681	8,979,626
Operating expenses:
General and administrative	2,867,937	2,301,086	8,267,648	6,799,783
Distributor commissions	1,363,060	746,805	3,475,870	2,112,672
Depreciation and amortization	129,367	126,752	380,216	380,123
Total operating expenses	4,360,364	3,174,643	12,123,734	9,292,578
Operating loss	(78,049)	(138,520)	(537,053)	(312,952)
Interest expense	23,424	27,436	73,348	85,156
Loss before income taxes	(101,473)	(165,956)	(610,401)	(398,108)
Provision (benefit) for income taxes	22,167	(22,985)	(102,229)	(100,157)
Net loss	(123,640)	(142,971)	(508,172)	(297,951)

Other comprehensive income (loss):
Foreign currency translation adjustment	(13,970)	(11,077)	(19,695)	16,907
Comprehensive loss	$(137,610)	$(154,048)	$(527,867)	$(281,044)

Net loss per share:
Basic	$(0.06)	$(0.06)	$(0.23)	$(0.13)
Diluted	$(0.06)	$(0.06)	$(0.23)	$(0.13)

Weighted average common shares outstanding:
Basic	2,212,350	2,217,044	2,212,350	2,220,916
Diluted	2,212,350	2,217,044	2,212,350	2,220,916

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(508,172)	$(297,951)
Adjustment for non-cash items:
Depreciation and amortization	451,194	441,593
Stock-based compensation	2,107	14,289
Deferred income taxes and other	(104,470)	(86,349)
Change in operating assets and liabilities:
Accounts receivable	(341,765)	(131,190)
Inventories	120,398	120,317
Prepaid expenses and other current assets	89,991	(616,625)
Other assets	(318,867)	(235,650)
Accounts payable and accrued liabilities	1,077,740	281,655
Deferred revenue	(1,763,098)	1,085,001
Net cash used in operating activities	(1,294,942)	575,090
Cash flows from investing activities:
Purchase of property and equipment	(870,588)	(11,292)
Purchase of intangible assets	(40,508)	—
Net cash used in investing activities	(911,096)	(11,292)
Cash flows from financing activities:
Payments of long-term obligations	(157,807)	(146,075)
Purchase of common stock	—	(17,824)
Net cash used in financing activities	(157,807)	(163,899)
Effect of exchange rate changes on cash flows	16,488	35,187
Net increase (decrease) in cash and cash equivalents	(2,347,357)	435,086
Cash and cash equivalents, beginning of period	3,745,684	3,896,087
Cash and cash equivalents, end of period	$1,398,327	$4,331,173

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

Note C – Inventories:

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials and bulk products	$837,028	$371,863
Packaging materials	267,260	135,138
Finished goods	3,906,564	4,634,508
	$5,010,852	$5,141,509

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	September 30, 2014	December 31, 2013
Advance payment to suppliers	$215,407	$202,682
Prepaid insurance and other	343,961	164,005
Certificates of deposit - restricted	75,846	79,909
Prepaid income taxes	37,430	7,349
Advances to Associates	—	339,603
	$672,644	$793,548

At September 30, 2014 and December 31, 2013, the Company held certificates of deposit in the amounts of approximately $75,800 and $79,900, respectively, which were pledged to secure surety bonds.

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

On July 30, 2013, the Associate notified the Company that he was unable to fulfill his financial obligations under the Asia Marketing Agreements, which constituted a breach of such agreements. On the date of the breach, the Company had advanced approximately $403,000 to this Associate. Following notice of the breach, the Company continued to fund the Asia operations initiated by this Associate and charged the funding to general and administrative expenses in the periods in which the expenses were incurred.

On March 31, 2014, the Company formally terminated the Asia Marketing Agreements and, in lieu of payment due from the Associate on the outstanding advances, took possession of property and equipment and lease deposits valued at approximately $104,000 and $43,000, respectively. The balance of the advances outstanding at March 31, 2014 was charged to general and administrative expenses.

Note E – Property and Equipment:

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
Building and improvements	$4,049,223	$3,912,449
Computer software and office equipment	3,376,264	2,592,382
Warehouse equipment	254,034	254,034
Automotive equipment	14,717	14,717
	7,694,238	6,773,582
Less – accumulated depreciation	(4,200,081)	(3,745,677)
	3,494,157	3,027,905
Land	1,141,173	1,141,173
	$4,635,330	$4,169,078

Depreciation expense totaled approximately $137,100 and $145,500 for the quarters ended September 30, 2014 and 2013, respectively, and $424,400 and $437,100 for the nine months ended September 30, 2014 and 2013, respectively.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2013	$3,367,863	$(1,104,405)
Currency translation adjustment	(50,293)	24,519
Balance, September 30, 2014	$3,317,570	$(1,079,886)

 Other intangible assets consist of the following:

		September 30, 2014		December 31, 2013
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(69,369)	$99,100	$(65,405)
Business license	1	39,650	(21,820)	—	—
Other	19	12,600	(8,820)	12,600	(8,316)
		$151,350	$(100,009)	$111,700	$(73,721)

Amortization expense related to other intangible assets totaled approximately $10,600 and $1,500 for the quarters ended September 30, 2014 and 2013, respectively, and $26,300 and $4,500 for the nine months ended September 30, 2014 and 2013, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2014 is as follows:

Remainder of 2014	$10,841
2015	14,435
2016	5,957
2017	5,957
2018	5,957
Thereafter	8,194
$51,341

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Distributor commissions and awards	$1,280,559	$507,365
Salaries and wages	518,744	502,303
Sales and property taxes	82,712	83,159
Medical products sales rebates	22,521	35,340
Interest	7,692	8,711
Other	37,222	19,940
	$1,949,450	$1,156,818

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	September 30, 2014	December 31, 2013
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors and Chief Executive Officer	$1,191,014	$1,348,821
Less – current maturities	(225,148)	(212,474)
	$965,866	$1,136,347

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At September 30, 2014, the fair value of fixed-rate long-term debt was approximately $1,359,000, which was $168,000 above the carrying value of approximately $1,191,000.  At December 31, 2013, the fair value of fixed-rate long-term debt was approximately $1,469,000, which was $120,000 above the carrying value of approximately$1,349,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  There was no share-based compensation expense recognized for the quarter ended September 30, 2014; share-based compensation expense was approximately $4,800 for the quarter ended September 30, 2013, and $2,100 and $14,300 for the nine months ended September 30, 2014 and 2013, respectively.  Share-based compensation is classified as a general and administrative expense.  There were no material tax benefits related to this expense because virtually all share-based compensation resulted from grants of incentive stock options.

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

All share numbers and per share amounts presented reflect the reverse and forward stock splits of the Company's common stock that were affected by the Company on August 9, 2013. A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2013	69,396	$4.00
Granted	—	—
Exercised	—	—
Forfeited/canceled	(15,500)	3.20
Outstanding on September 30, 2014	53,896	$4.20	4.0	$—
Exercisable on September 30, 2014	53,896	$4.20	3.2	$—

A summary of the status of the Company's non-vested stock options as of September 30, 2014 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested stock options at December 31, 2013	14,750	$2.68
Non-vested stock options granted	—	—
Vested stock options	—	—
Forfeited stock options	(14,750)	2.68
Non-vested stock options at September 30, 2014	—	$—

As of September 30, 2014, there was no unrecognized compensation cost related to stock option grants.

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

Segment information is as follows (U.S. dollars in 000s):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended September 30, 2014
Net sales	$5,980	$1,535	$7,515
Depreciation and amortization	146	15	161
Operating loss	(76)	(2)	(78)
Capital expenditures	235	—	235
Total assets	13,307	2,698	16,005
Quarter Ended September 30, 2013
Net sales	$5,000	$1,640	$6,640
Depreciation and amortization	132	15	147
Operating income (loss)	(203)	64	(139)
Capital expenditures	—	—	—
Total assets	15,683	3,157	18,840
Nine Months Ended September 30, 2014
Net sales	$16,494	$4,619	$21,113
Depreciation and amortization	405	46	451
Operating income (loss)	(572)	35	(537)
Capital expenditures	871	—	871
Total assets	13,307	2,698	16,005
Nine Months Ended September 30, 2013
Net sales	$14,431	$4,594	$19,025
Depreciation and amortization	396	46	442
Operating income (loss)	(360)	47	(313)
Capital expenditures	11	—	11
Total assets	15,683	3,157	18,840

Financial information summarized geographically is as follows (U.S. dollars in 000s):

	Quarter Ended September 30, 2014		Quarter Ended September 30, 2013
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,200	$6,381	$2,455	$5,859
Russia/Eastern Europe	2,796	—	3,079	—
Canada	294	481	374	528
Southeast Asia	2,167	425	707	258
All others	58	—	25	—
Totals	$7,515	$7,287	$6,640	$6,645

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$6,733	$6,381	$7,129	$5,859
Russia/Eastern Europe	8,148	—	8,856	—
Canada	955	481	1,184	528
Southeast Asia	5,095	425	1,747	258
All others	182	—	109	—
Totals	$21,113	$7,287	$19,025	$6,645

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $2,796,000 and $3,079,000 during the quarters ended September 30, 2014 and 2013, respectively, and $8,148,000 and $8,856,000 during the nine months ended September 30, 2014 and 2013, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our common stock. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $700,000 and $672,000 during the quarters ended September 30, 2014 and 2013, respectively, and $2,091,000 and $1,960,000 during the nine months ended September 30, 2014 and 2013, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or the nine months ended September 30, 2014 and 2013.

Note K – Loss Per Share:

Summarized basic and diluted loss per common share was calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Quarter Ended September 30, 2014
Basic loss per common share	$(123,640)	2,212,350	$(0.06)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(123,640)	2,212,350	$(0.06)
Quarter Ended September 30, 2013
Basic loss per common share	$(142,971)	2,217,044	$(0.06)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(142,971)	2,217,044	$(0.06)
Nine Months Ended September 30, 2014
Basic loss per common share	$(508,172)	2,212,350	$(0.23)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(508,172)	2,212,350	$(0.23)
Nine Months Ended September 30, 2013
Basic loss per common share	$(297,951)	2,220,916	$(0.13)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(297,951)	2,220,916	$(0.13)

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 61,400 and 71,000 for the quarters ended September 30, 2014 and 2013, respectively, and 61,400 and 76,000 for the nine months ended September 30, 2014 and 2013, respectively.

Note L – Legal Proceedings:

Medical/Surgical Dealer

One medical/surgical dealer accounts for a significant portion of our Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $2,091,000 and $1,960,000 of the Company's net sales during the nine months ended September 30, 2014 and 2013, respectively, which was approximately 10% of consolidated net sales in both periods.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare had suspended payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of December 31, 2013, this dealer owed to the Company approximately $240,000 in pre-petition accounts receivable. In July 2014, pursuant to an arrangement approved by the Bankruptcy Court, this pre-petition accounts receivable balance was paid in full. We continue to fill this dealer's post-petition orders, with payments received in accordance with our normal terms.

Environmental Research Center

On April 4, 2014, the Company received a notice from Environmental Research Center, a California non-profit corporation, alleging that the Company failed to include a warning notice related to lead content on labels of certain nutritional products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Sales of products identified in this notice totaled approximately $60,000 for the period covered by the notice.

This non-profit organization seeks an agreement from the Company to reformulate or label the listed products distributed in California in accordance with Proposition 65 and pay an appropriate civil penalty related to sales in California of allegedly improperly labeled products since April 4, 2011.

The Company is currently assessing this matter and is unable at this time to reasonably estimate the related financial impact.

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

•
Through the Nutritional Products segment, we distribute products in three broad categories: wellness products, fitness products and personal care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In certain markets, principally in North America and Southeast Asia, we distribute Nutritional Products directly through a network comprised of independent Associates and individuals who participate in our NFR program. In certain other markets, we distribute Nutritional Products through exclusive license arrangements with third parties who, for the most part, distribute our products through an independent Associate network in the licensed territory.

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2014		2013
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$2,809	37%	$3,080	46%
Associate network	3,171	42%	1,920	29%
	5,980	79%	5,000	75%
Medical Products	1,535	21%	1,640	25%
	$7,515	100%	$6,640	100%

	Nine Months Ended September 30,
	2014		2013
	(U.S. dollars in 000’s)
Nutritional Products:
Licensees	$8,223	39%	$8,886	47%
Associate network	8,271	39%	5,545	29%
	16,494	78%	14,431	76%
Medical Products	4,619	22%	4,594	24%
	$21,113	100%	$19,025	100%

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

Our principal licensee is CCI, which accounted for virtually all of our licensees' net sales in the nine months ended September 30, 2014 and 2013, respectively. On August 22, 2014, the Company entered into a two-year exclusive distributorship agreement effective as of August 1, 2014 (the “Agreement”) with CCI. This Agreement replaced the ten-year exclusive distributorship agreement between the parties ( the "Former Agreement") that automatically renewed for a one-year term following expiration of the initial term on July 1, 2014. Pursuant to the Agreement, CCI’s exclusive territory now includes Russia and other countries located primarily in Europe and Central Asia, which represents an expansion of the territory set forth in the Former Agreement. Under the Former Agreement, CCI distributed products in a territory comprised mainly of Russia and Eastern Europe. In consideration of the rights granted to CCI under the Agreement, CCI is required to purchase certain minimum amounts of products from the Company each year, which minimum amounts are consistent with the Former Agreement. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our common stock.

Under both the Agreement and the Former Agreement, CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, regulatory changes and other logistical considerations. The backlog related to CCI’s account was $4,096,000 at September 30, 2014 compared to $5,983,000 at September 30, 2013.

Under the Former Agreement, CCI was required to pay the Company a monthly royalty calculated as a percentage of its sales of the Company's products. Under the Agreement, in lieu of a royalty, the prices at which products are sold to CCI were marked up as of the effective date of the Agreement to include the royalty so that no additional royalty will be due upon the sale of the Company's products by CCI. To affect the transition of royalty calculations under the Former Agreement and the Agreement, the Company recognized royalties of $941,000 on a one-time basis, which royalties will be paid over an 18-month period beginning October 2014 in the amount of approximately $52,000 per month. Of this $941,000 in royalties, approximately $476,000 was recorded as royalty revenue in the third quarter of 2014 while the remainder was recorded as deferred revenue pending shipment of the related products.

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

The following table sets forth our Associate networks' net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S.	23%	44%	27%	47%
Canada	9	19	11	21
Southeast Asia	68	37	62	32
	100%	100%	100%	100%

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

This segment's largest customer, a medical/surgical dealer, accounted for 45% and 43% of the net sales of our Medical Products during the nine months ended September 30, 2014 and 2013, respectively. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.0	54.3	45.1	52.8
Gross profit	57.0	45.7	54.9	47.2
Operating expenses:
General and administrative	38.2	34.7	39.1	35.7
Distributor commissions	18.1	11.2	16.5	11.1
Depreciation and amortization	1.7	1.9	1.8	2.0
Total operating expenses	58.0	47.8	57.4	48.8
Operating loss	(1.0)	(2.1)	(2.5)	(1.6)
Interest expense	0.3	0.4	0.4	0.5
Loss before income taxes	(1.3)	(2.5)	(2.9)	(2.1)
Provision (benefit) for income taxes	0.3	(0.3)	(0.5)	(0.5)
Net loss	(1.6)%	(2.2)%	(2.4)%	(1.6)%

Quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the quarter ended September 30, 2014 were $7,515 compared with net sales for the same period in 2013 of $6,640, an increase of $875, or 13%. This increase resulted from a $980 increase in net sales of Nutritional Products that was partially offset by a $105 decrease in net sales of Medical Products. The increase in net sales of Nutritional Products resulted from a $1,251 increase in net sales through our Associate network that was partially offset by a $271 decrease in net sales to our licensees.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $283, or 9%, during the third quarter of 2014.  Net sales for the quarter include one-time royalty revenue of $467 recognized in connection with the execution of the new distributorship agreement with CCI in August 2014 as described above under the heading Overview, Licensees. Sales to CCI are impacted by a variety of factors including global economic trends, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Associate Network.  Overall, net sales through the Associate network channel increased by $1,251 during the third quarter of 2014 compared to the same period in 2013. The increase in sales was attributable to sales growth in our Southeast Asia markets, primarily Malaysia, which opened in February 2014 and reported third quarter sales of $1,234, and Hong Kong, which reported third quarter sales growth of $107. Sales growth in Southeast Asia was partially offset by a $209 decline in North American sales.

Medical products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, improved by $28 during the third quarter of 2014 compared to the third quarter of 2013.  Sales to this dealer in the third quarter of 2014 were approximately $700, or 46%, of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings. The increase in sales to this distributor was more than offset by a decrease in sales to other customers of $133. This sales decline was attributable to purchasing adjustments made by certain customers in order to better align their operations with Medicare reimbursement policies.

Cost of sales.  Cost of sales for the quarter ended September 30, 2014 was $3,232 compared with $3,604 for the quarter ended September 30, 2013, a decrease of $372, or 10%. As a percentage of net sales, cost of sales was approximately 43% in the third quarter of 2014 and 54% in the third quarter of 2013. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward lower cost Associate network sales as well as decreased expense for product obsolescence and expirations. Also, the one-time royalty revenue of $467 recognized in connection with the execution of the new distributorship agreement with CCI also positively affected gross margin during the period because royalty revenue has no associated cost.

General and administrative. General and administrative expenses for the quarter ended September 30, 2014 were $2,868 compared with expenses in the third quarter of 2013 of $2,301, an increase of $567, or 25%. The increase in cost was attributable to our entry into the Hong Kong, Malaysia and Indonesia markets in July 2013, February 2014 and June 2014, respectively, higher sales incentive and promotional expenses, and foreign exchange losses. As a percentage of net sales, general and administrative expenses were 38% and 35% in the quarters ended September 30, 2014 and 2013, respectively.

Distributor commissions. Distributor commissions were $1,363 for the quarter ended September 30, 2014 compared with $747 in the third quarter of 2013, an increase of $616, or 82%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) increased to approximately 42% in the third quarter of 2014 compared to 37% in the same period in 2013.  This increase was primarily attributable to higher commissions paid in connection with the sales growth generated during the quarter. On a consolidated basis, distributor commissions as a percentage of net sales were 18% and 11% in the quarters ended September 30, 2014 and 2013, respectively.

Income taxes.  We recorded a provision for income taxes of $22 and an income tax benefit of $23 during the quarters ended September 30, 2014 and 2013, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended September 30, 2014 was $124, or $0.06 per share, compared with a net loss in the third quarter of 2013 of $143, or $0.06 per share.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the nine months ended September 30, 2014 were $21,113 compared with net sales for the same period in 2013 of $19,025, an increase of $2,088, or 11%. This increase resulted from a $2,063 increase in net sales of Nutritional Products and a $25 increase in net sales of Medical Products. The increase in net sales of Nutritional Products resulted from a $2,726 increase in net sales through our Associate network that was partially offset by a $663 decrease in net sales to our licensees.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $708, or 8%, during the first nine months of 2014.  Net sales for the period include one-time royalty revenue of $467 recognized in connection with the execution of the new distributorship agreement with CCI in August 2014 as described above under the heading Overview, Licensees. Sales to CCI are impacted by a variety of factors including global economic trends, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Associate Network.  Overall, net sales through the Associate network channel increased by $2,726 during the nine months ended September 30, 2014 compared to the same period in 2013. The increase in sales was attributable to sales growth in our Southeast Asia markets, primarily Malaysia, which opened in February 2014 and reported sales during the first nine months of 2014 of $2,560, and Hong Kong, which opened in July 2013 and reported sales growth during the first nine months of 2014 of $703. Sales growth in Southeast Asia was partially offset by a $622 decline in North American sales.

Medical products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, improved by $131 during the first nine months of 2014 compared to the first nine months of 2013.  Sales to this dealer in the first nine months of 2014 were approximately $2,091, or 45%, of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Part I, Item 1, Note L - Legal Proceedings of this report for further information related to these proceedings. Sales to other customers decreased $106 during the first nine months of 2014. This sales decline was attributable to purchasing adjustments made by certain customers in order to better align their operations with Medicare reimbursement policies.

Cost of sales.  Cost of sales for the nine months ended September 30, 2014 was $9,526 compared with $10,046 for the nine months ended September 30, 2013, a decrease of $520, or 5%. As a percentage of net sales, cost of sales was approximately 45% in the first nine months of 2014 and 53% in the first nine months of 2013. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward the lower cost Associate network and Medical Products sales as well as lower product testing costs and decreased expense for product obsolescence and expirations. Also, the one-time royalty revenue of $467 recognized in connection with the execution of the new distributorship agreement with CCI also positively affected gross margin during the period because royalty revenue has no associated cost.

General and administrative. General and administrative expenses for the nine months ended September 30, 2014 were $8,268 compared with expenses in the first nine months of 2013 of $6,800, an increase of $1,468, or 22%. The increase in cost was attributable to our entry into the Hong Kong, Malaysia and Indonesia markets in July 2013, February 2014 and June 2014, respectively, higher sales incentive and promotional expenses and foreign exchange losses. As a percentage of net sales, general and administrative expenses were 39% and 36% in the nine months ended September 30, 2014 and 2013, respectively.

Distributor commissions. Distributor commissions were $3,476 for the nine months ended September 30, 2014 compared with $2,113 in the first nine months of 2013, an increase of $1,363, or 65%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) increased to approximately 41% in the first nine months of 2014 compared to 38% in the same period in 2013.  This increase was primarily attributable to higher commissions paid in connection with the sales growth generated during the period. On a consolidated basis, distributor commissions as a percentage of net sales were 17% and 11% in the nine months ended September 30, 2014 and 2013, respectively.

Income taxes.  We recorded income tax benefits of $102 and $100 during the nine months ended September 30, 2014 and 2013, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the nine months ended September 30, 2014 was $508, or $0.23 per share, compared with a net loss in the first nine months of 2013 of $298, or $0.13 per share.

LIQUIDITY AND CAPITAL RESOURCES (U.S. dollars in 000s)

Cash and working capital. During the first nine months of 2014, we had a net decrease in cash of $2,347 compared with a net increase in cash of $435 in the first nine months of 2013.  At September 30, 2014, we had working capital of $2,752, a $1,610 decrease from working capital at December 31, 2013 of $4,362.   The reasons for these changes in cash and working capital are described below.

Operating activities. In the first nine months of 2014, our operating activities used cash flow of $1,295.  In the first nine months of 2013, our operating activities provided cash flow of $575.  The net loss adjusted for non-cash activities, including depreciation and amortization, share-based compensation and deferred taxes, used cash flows of $159 in the first nine months of 2014, compared to generating cash flows of $72 during the same period in 2013. Cash was also used during the first nine months of 2014 to increase accounts receivable and other assets by $661 attributable to royalties due from CCI. In connection with the execution of the distributorship agreement with CCI in August 2014, which is described above under the heading Overview, Licensees, CCI agreed to pay the Company approximately $941 in royalties over an 18-month period beginning October 2014. The portion of these royalties due beyond 12 months from September 30, 2014 is classified as other assets in the accompanying condensed consolidated balance sheets. In addition, cash was used by a decrease in deferred revenues of $1,763 in the first nine months of 2014 reflecting a decrease in CCI's order deposits and its inventory held for later shipment.

The decreases in cash identified above were partially offset by an increase in cash related to a $1,078 increase in accounts payable and accrued liabilities during the first nine months of 2014. This increase was primarily due to an increase in accrued distributor commissions and awards associated with sales growth generated by our Associate network and the normal fluctuation in timing of billings from and payments to our suppliers.

Investing activities. During the first nine months of 2014, we used $871 for capital expenditures. Approximately $612 was incurred for the replacement of our Associate Sales and Marketing System and approximately $254 was incurred to build out and furnish office facilities in Malaysia and Indonesia. In December 2013, the Company engaged GSAT, Inc. to develop the new Associate Sales and Marketing System. The founder and CEO of GSATi is a member of our Board of Directors.

Financing activities. During the first nine months of 2014, financing activity included the repayment of long-term debt in the amount of $158. During the first nine months of 2013, financing activity included the repayment of long-term debt in the amount of $146.

Share repurchase program. On August 28, 2013, the Company announced that the Board of Directors had authorized a plan to repurchase, at management's discretion, up to 111,000 shares of common stock, representing 5% of the Company's outstanding common stock. The Company's repurchase plan was effective as of that date and expires on February 28, 2015. No common stock repurchase transactions were executed as a result of the share repurchase program during 2013 or the first nine months of 2014.

General liquidity and cash flows. Presently, the Company is considering alternative sources of capital, including bank borrowings, real estate financing and other types of debt or equity financings to (i) facilitate our expansion in Asia, (ii) complete the replacement of our Associate Sales and Marketing system and (iii) provide flexibility in the event of a decrease in demand for our products, including a decrease in demand from our licensees, which could adversely affect our liquidity. We can give no assurance, however, that we will be able to obtain any additional outside financing or obtain financing on terms we would find commercially acceptable.  During the next 12 months, we anticipate expending approximately $100 for the completion of our Associate Sales and Marketing system.

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

Foreign exchange

We conduct foreign-based operations in local currency in Canada, Taiwan, Hong Kong, Malaysia and Indonesia that accounted for 27% of net sales during the first nine months of 2014 and 14% of net sales in 2013.

We advance funds to and receive funds from our foreign-based operations denominated in U.S. dollars, exposing our foreign operations to the effect of changes in spot exchange rates of the local currency relative to the U.S. dollar.  We do not regularly use forward-exchange contracts to hedge these exposures.  Based on exchange rate exposure for aggregate intercompany advances of $2,935 related to our foreign-based operations at September 30, 2014, a 10% adverse change in the currency rates would reduce future earnings before income taxes by approximately $294.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), evaluated as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively) concluded that our disclosure controls and procedures, as of September 30, 2014, were effective.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rule 13(a)-15 or Rule 15d-15 of the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer that accounted for approximately $2,091,000 and $1,960,000 of the Company's sales during the nine months ended September 30, 2014 and 2013, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to these proceedings, which is incorporated herein by reference.

On April 4, 2014, the Company received a notice from Environmental Research Center, a California non-profit corporation alleging that the Company failed to include a warning notice related to lead content on labels of certain Nutritional Products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to this notice, which is incorporated herein by reference.

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

Other than as identified above, management has determined that there have been no material changes to our risk factors since the date of the filing of the 2013 Form 10-K. The risks described above are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

ITEM 3.	Defaults Upon Senior Securities.

Not applicable

ITEM 4.	Mine Safety Disclosures.

Not applicable

ITEM 5.	Other Information.

Not applicable

ITEM 6.	Exhibits.

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC Life Sciences, Inc.
Registrant

November 12, 2014	By:	/s/ Clinton H. Howard
Date	Its:	Chief Executive Officer
(principal executive officer)

November 12, 2014	By:	/s/ Daley L. Seeker
Date	Its:	Vice President-Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *❖

101.SCH	XBRL Taxonomy Extension Schema Document *❖

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ❖

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ❖

101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ❖

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ❖

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