Form 10-K
period 2014-12-31
RBC LIFE SCIENCES, INC.
filed 2015-03-31
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
 Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014:  $1,053,433
 Number of shares of common stock outstanding as of March 9, 2015:  2,212,350
 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive Proxy Statement to be used in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD LOOKING STATEMENTS

The statements included in this report, other than statements of historical or present facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “intend”, “estimate”, “anticipate” or “believe”.  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events.  Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Our forward-looking statements speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders.

We may experience variations in our actual results, performance or achievements from quarter to quarter and/or year to year as a result of factors that include the following:

•	The level of recruiting and retention of our associates in the North America and Southeast Asia markets and territories served by our licensees;

•	Variations in the level of business activity generated by our key customers;

•	The opening of new markets;

•	The timing and efficacy of company-sponsored events, promotions and other marketing and sales initiatives;

•	New product introductions;

•	The negative impact of new regulations or changes in existing regulations domestically and/or internationally that may limit or restrict the sale of certain products;

•	The integration and operation of new information technology systems;

•	The inability to introduce new products or the introduction of new products by competitors;

•	Entry into one or more of our markets by competitors;

•	General conditions in the nutritional supplement industry, the network marketing industry and the wound care industry; and

•	General economic conditions globally and/or in markets where we or our licensees conduct business.

As a result of these and other risks and uncertainties, sales, expenses, and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. The foregoing list of risks and uncertainties may not contain all of the risks and uncertainties that could affect us. Please consider our forward-looking statements in light of these risks and uncertainties as you read this report.

PART I

Item 1.	Business

Overview

RBC Life Sciences, Inc., a Nevada corporation formed in 1999 (along with its subsidiaries, sometimes hereinafter referred to collectively as “we”, “our”, the “Company” or “RBC”), is principally engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in North America and Southeast Asia.  This product line is marketed under the “RBC Life” brand name and may be broadly categorized as:  (i) wellness products, (ii) fitness products and (iii) skin care products.  The product line includes herbal formulas, vitamins, minerals, antioxidants and skin, hair and body care products.

We market Nutritional Products in North America, Southeast Asia and Australia through a network of independent distributors that we refer to as "Associates."  We also market Nutritional Products in certain international markets through license arrangements.  The licensees are third parties who are granted exclusive rights to distribute Nutritional Products in their respective territories and, for the most part, distribute these products through an independent network of Associates in the licensed territory.

Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Associates can derive compensation both from the direct sales of products and from sales generated by sponsored Associates. The marketing effort of our Associates involves person-to-person communication of information related to our products and the system by which our products are sold.  We believe this feature makes network marketing a more effective means of marketing our products than in-store retail sales where there is little or no direct explanation of product benefits. Network marketing provides financial opportunity to a broad cross-section of people, including those seeking to simply supplement other income as well as those who desire a full-time home-based business.

In addition to Nutritional Products, we also market a line of wound care products (“Medical Products”) through a U.S. subsidiary under the "MPM Medical" brand name.  Medical Products are primarily distributed in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers and pharmaceutical distributors.  These products are used to prevent and treat wounds, and manage pain associated with wounds in the acute care, long-term care and oncology markets.

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

According to the latest data published by the Nutrition Business Journal (“NBJ”) with respect to the global nutrition industry, global nutrition industry sales increased 7% to $347 billion in 2012.  Of that $347 billion, nutritional supplements contributed $97 billion, while natural and organic foods contributed $101 billion, functional foods $112 billion, and natural and organic personal care and household products $37 billion. In 2012, total sales of nutritional supplements in our largest markets, the U.S, Russia/Eastern Europe and Asia grew 7%, 10% and 12%, respectively. NBJ projected that sales of nutrition supplements in 2013 would grow by 8% in the U.S., 10% in Russia/Eastern Europe and 12% in Asia.

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

Our primary distribution model is a network marketing system, which is a common form of direct selling. According to the latest data available from the World Federation of Direct Selling Associations (the "WFDSA"), the direct selling industry generated approximately $179 billion in worldwide retail sales in 2013, an increase of 8% over 2012, with approximately 96 million independent distributors. WFDSA statistics show that the U.S. continues to be the largest individual market for direct sales in the world while the Asia/Pacific region is the largest and fastest growing region. According to the Direct Selling Association (“DSA”), the U.S. member association of the WFDSA, the U.S. generated approximately $33 billion in retail sales in 2013, an increase of 6% over 2012, with approximately 17 million independent distributors. DSA statistics show that wellness products, which include nutritional supplements, comprised the largest product sales category and accounted for approximately 28% of 2013 U.S. retail sales while personal care products accounted for approximately 16%.

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

Competitive Strengths

Product Portfolio. We have developed a line of high-quality health products based on the demands of the industries in which we operate.  Our product lines feature proprietary products, newly developed products and products that have been available for many years.  We regularly review and, if necessary, improve our product formulations based on new scientific data, market demands and regulatory changes to ensure our product portfolio remains current and attractive to our customers, and satisfies regulatory requirements.

In-house Manufacturing. We manufacture certain proprietary raw materials for our exclusive use, including the key raw material used in certain of our top-selling products, Microhydrin® and Microhydrin Plus®, which are Nutritional Products.  Together, these products accounted for 9% of consolidated net sales and 12% of Nutritional Products sales in 2014.  We believe that our ability to manufacture these proprietary raw materials is a competitive advantage for us because it allows us to better protect our proprietary technology and know-how, and better manage the quality of and costs associated with the production of our key raw materials.

Science-based Product Development. We emphasize science-based product development in the fields of nutrition and wound care.  We have developed substantially all of our products utilizing scientific data as the basis of product formulation, including published research, in-house and third-party research and sponsored research.  We maintain an on-going research and development effort that includes in-house personnel as well as third-party advisers, including medical professionals.

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

To test acceptance in the Southeast Asia market of our products and network marketing program, during 2010, we began selling selected Nutritional Products in certain countries in Southeast Asia, under a not-for-resale (“NFR”) program.  The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. Based on the results of our efforts under the NFR program, we opened an office in Taiwan in 2011 that was followed in July 2013, March 2014 and July 2014 by the opening of offices in Hong Kong, Malaysia and Indonesia, respectively. We also conduct our network marketing business in Singapore through the Malaysia office and continue to market our products in Brunei under the NFR program that began in 2010. The NFR program was expanded to include Australia in 2013, and we expect to open new offices in Southeast Asia in 2015.

Attract and Retain Network Marketing Associates. We believe that the network marketing model is the most effective way to sell our Nutritional Products.  Our objective is to increase sales in this channel by increasing the attraction, recruitment, retention and productivity of our Associates.  We seek to accomplish these objectives by (i) providing training and support to new and existing Associates through various means, including the sponsorship of meetings and events and providing sales tools and resources at low or no cost, (ii) maintaining effective communications with Associates, (iii) introducing new and/or improved products and (iv) providing financial incentives through the Associate compensation plan. In order to upgrade our ability to communicate with and train our Associates while also offering more effective sales tools and business information support, in late 2013, we contracted to implement a new computer system to support the network marketing business. We expect the new computer system to be deployed in the first quarter of 2015. Following deployment of the new computer system, we plan to upgrade our website and implement new training programs designed to increase the leadership and training skills of field Associates who are actively working to grow their distributorships. In addition to these initiatives, we also award our top performing Associates with an all-expenses paid trip to our annual Leadership Event. These conferences provide significant incentive to our Associates to grow their sales organizations while also serving to improve Associate retention.

Exploit New Product Opportunities; Develop New and Improved Products. As a distributor of health products, we believe that it is vital to continually evaluate ways to improve existing products and to introduce new and innovative products.  We believe that our product line must remain current to effectively compete with other companies in our industry and to retain the interest and attention of our Associates. Accordingly, our marketing and sales activities emphasize products in our line that have strong scientific support and are uniquely identified with us such as Stem-Kine®, Microhdyrin and Microhydrin Plus, Vitaloe®, OliViva®, Organic Spirulina, Neurobright®, Colo-Vada Plus®, HydraCel® and 24 Seven, each of which is described in further detail below under the caption "Products." Our product development activities center around the development and introduction of science-based products in response to newly released clinical and other scientific data, new technology and customer preferences.

We plan to use our existing resources and, to the extent we deem prudent, invest additional resources, to identify opportunities for new and improved products, and we expect to introduce new and improved products in 2015.

Expand Medical Products in Existing and New Markets. We believe there is significant opportunity to increase net sales of our Medical Products in the U.S. and international markets.  We have developed and continue to develop new market opportunities in the U.S. based on our expertise in the wound care market.  During 2015, we expect to (i) continue to enhance our product offering, (ii) provide specialized wound care training and other support to our field sales force and (iii) increase the body of clinical data supporting the safety and efficacy of our products.  In addition, we continue to work with third parties to facilitate the expansion of Medical Products distribution into international markets, primarily focusing on Central and South America and the Caribbean.

Leverage and Expand our Relationship with CCI. Our largest customer is Coral Club International, Inc. (“CCI”), which is a licensee that distributes our Nutritional Products.  Net sales to CCI accounted for approximately 38% of consolidated net sales in 2014. In August 2014, the Company entered into a two-year exclusive distributorship agreement with CCI. This Agreement replaced the ten-year exclusive distributorship agreement between the parties that automatically renewed for a one-year term following expiration of the initial term in July 2014. Pursuant to the new agreement, CCI’s exclusive territory now includes Russia and other countries located primarily in Europe and Central Asia, which represents an expansion of the territory set forth in the former agreement. Under the former agreement, CCI distributed products in a territory comprised mainly of Russia and Eastern Europe.

Our objective is to support CCI in this territory by supplying CCI with new products and providing operational and regulatory support.  We will continue to implement initiatives to accomplish these objectives and seek other ways to facilitate growth in CCI's territory.

Products

The Nutritional Products segment, which accounted for 78% and 75% of consolidated net sales in 2014 and 2013, respectively, markets nutritional supplements and personal care products under the "RBC Life" brand name.  The Medical Products segment markets wound care products under the "MPM Medical" brand name.  For additional information related to these industry segments, please see Note N to the Company's consolidated financial statements included elsewhere in this report.

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

•	Microhydrin and Microhydrin Plus – powerful, broad-spectrum antioxidants;

•	VitAloe – a blend of research-backed ingredients designed to support the immune system and nutrients that support the growth of healthy bacteria in the digestive tract.

•	OliViva – made from freshly harvested olive leaves, an antioxidant beverage that supports the immune system, increases energy and supports the cardiovascular system;

•
Organic Spirulina – sold separately in powder and tablet forms as well as in combination with other ingredients, a nutritious algae that provides a complete range of vital nutrients and a higher percentage of easily digested protein than meat;

•	NeuroBright – introduced in August 2009 and patented in January 2013, this product supports healthy brain function and enhances energy and acuity;

•	Colo-Vada Plus – an effective 14-day colon cleansing program that has been widely used for more than 20 years;

•	HydraCel – a product that improves the quality of drinking water by reducing surface tension for increased hydration and making water more alkaline;

•	24 Seven – a daily multivitamin/mineral supplement;

•	Immune 360® – a product to nourish and support the function of the immune system; and

•	Aloe Gelee – a Aloe-based, non-sticky gel that provides the soothing and moisturizing benefits of real Aloe vera gel and other natural botanicals.

Our top-selling products are Stem-Kine, which accounted for approximately 12% and 8% of consolidated net sales in 2014 and 2013, respectively, and Microhydrin and Microhydrin Plus, which collectively accounted for approximately 9% and 11% of consolidated net sales in 2014 and 2013, respectively.  No other product accounted for more than 10% of our sales.   With the exception of Stem-Kine, our finished products are produced according to our specifications and/or formulas; Stem-Kine is produced in accordance with the formula owned by its developer. In all cases, however, our finished products are produced by manufacturers and suppliers that we do not control.  We maintain quality control of our products through the quality systems we have established, which include the use of in-house laboratories as well as the manufacturing and laboratory facilities of our third-party suppliers.  We believe our manufacturing and distribution practices are in compliance with current good manufacturing practice regulations established by the FDA.

We produce and market Stem-Kine in accordance with an arrangement with the developer that permits the Company to manufacture and distribute both domestically and internationally. Under the original license agreement between the Company and the developer, we were granted certain exclusive marketing rights in the U.S. and all countries where our products were sold by us or our licensees at that time, except that the licensor retained the right to sell Stem-Kine to licensed health care practitioners in the U.S. The Company's exclusive rights under this agreement ended December 31, 2014. The Company and the developer are currently in negotiations, and have reached general agreement, regarding the terms of a new exclusivity arrangement that is better aligned with the current business strategies of each party. Although no assurance can be given, the Company expects to enter into a new licensing agreement with the developer during 2015.

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

We currently market a line of over 35 wound care products.  Certain wound care products, which accounted for approximately 84% of Medical Products sales in 2014, are for the treatment and healing of wounds such as pressure ulcers, leg ulcers, cuts, burns and abrasions.  These products include cleansers, dressings, hydrogels, collagen, calcium alginates, moisture barriers, antimicrobials and a unique hydrogel wound dressing with Lidocaine.  Our other wound care products, which represented approximately 16% of Medical Products sales in 2014, are designed to reduce destruction to skin and tissue caused by radiation, and to reduce pain and itching in the skin and the internal mucosa caused by radiation reactions or reactions to certain cancer medications.

Manufacturing and Product Sourcing

We manufacture certain proprietary raw materials used in the production of many of our Nutritional Products.  Included in the raw materials we produce is silica mineral hydride, the key ingredient used in production of certain of our top-selling products including Microhydrin and Microhydrin Plus.  These raw materials are manufactured according to proprietary formulations and processes developed by us for our exclusive use.  Our manufacturing operations are conducted at our headquarters located in Irving, Texas. We believe our current manufacturing operations have sufficient capacity to meet current and projected demand.

We source raw materials to manufacture Stem-Kine from its developer, which produces these raw materials in accordance with its own proprietary formulas and specifications. We supply these raw materials to a third-party manufacturer that produces the finished product in accordance with the formula and specifications of the developer. We believe that the developer is a high-quality raw material supplier and is capable of meeting our current and projected demand.

With regard to our finished products, we contract with third-party manufacturers and suppliers, such as Progressive Laboratories, Inc., Strukmyer, LLC, Merical Vita-Pak, Inc. and Pacific Nutritional, Inc., to produce the products according to the specifications and/or formulas provided to them.  This strategy provides operating flexibility with minimum investment and helps us to control operating costs.  We believe that our manufacturers and suppliers are high-quality and are capable of meeting our current and projected demand over the next several years.  We do not have long-term supply contracts with any of these manufacturers or suppliers.  Most of our products can be manufactured by a number of contract manufacturers at competitive prices.

Sales by Geographic Area

For information related to sales by geographic region for the years ended December 31, 2014 and 2013, please see Note N to the Company's consolidated financial statements included elsewhere in this report.

Independent Distributor Network

Overview. We distribute Nutritional Products in North America and certain countries in Southeast Asia through a network of independent distributors that we refer to as “Associates.”  In using this distribution model, we sell substantially all of our Nutritional Products in these markets through individuals who are not our employees.  Our Associates generally purchase products from us for personal consumption or for resale to consumers. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close associates.  We believe that network marketing is an effective method of distribution because it allows person-to-person interaction about our products and business, which is not readily available through other distribution channels.

Our sales in these markets are dependent upon the number and productivity of our Associates.  Growth in sales is dependent upon the sponsorship of new Associates and retention of existing Associates.  We had approximately 16,700 and 11,100 active Associates at December 31, 2014 and 2013, respectively.  We consider an Associate active if he/she has placed an order within the previous 12 months.

In Brunei and Australia, the Company sells certain Nutritional Products under our NFR program.  The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. The principle difference between an NFR program customer and an Associate is that an Associate may resell the products that they purchase from us whereas NFR program customers cannot. However, an NFR program customer can sponsor a new NFR program customer, who is then able to purchase products directly from us. Because of the similarities between Associates and NFR program customers, we consider an NFR program customer to be equivalent to an Associate.

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

In addition to the development of sales and training materials for use by our Associates, we also periodically sponsor and conduct local, regional and international Associate events and training seminars.  Attendance at these sessions is voluntary, although our experience indicates that the most effective and successful Associates are those that participate in training activities.  These live events are supplemented by regular e-mail communications, materials available on our website and corporate conference calls.

We use the Internet to support our Associates and enhance communication with them.  Through our website and various social media applications, Associates can obtain and share information about us and our products.  They can also obtain other current information such as new product announcements, descriptions of product specials and sales promotions and other marketing and training materials.   In addition, Associates have the ability to sponsor new Associates and to place orders through their "back office," which is a secured area of our website that requires a user name and password to access.  To help our Associates effectively manage their businesses, we allow them to obtain a wide range of information related to their downline organization directly from our database, which can be accessed through their back office.

In order to increase the effectiveness of our website, social media outreach and Associate back office, in late 2013, we contracted to implement a new computer system to support the network marketing business. We expect the new computer system to be deployed in the first quarter of 2015. Following deployment of the new computer system, we plan to upgrade our website and Associate back office, and implement new training programs and communication tools designed to increase the leadership and training skills of field Associates who are actively working to grow their distributorships.

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

Nutritional Products returned by Associates that are unused and resalable are refunded up to one year from the date of purchase at 100% of the sales price less a 10% restocking fee and commissions paid.  Returned product that is damaged during shipment to the customer is 100% refundable.  Return of product that is not damaged at the time of receipt by the Associate may result in cancellation of the Associate’s distributorship according to the terms of the Associate agreement.  For the years 2014 and 2013, returns were less than 1% of Nutritional Products sales.

Licensees

We have entered into exclusive license arrangements for distribution of our Nutritional Products in certain international markets.  Under these arrangements, the licensees purchase products from us for distribution in their territories. Most of our sales under these arrangements are to CCI, which accounted for 99% of total licensee sales in 2014 and 2013 and 38% and 46% of consolidated net sales in 2014 and 2013, respectively. Under arrangements with other licensees, our products are also distributed in other international markets including Western Europe and United Arab Emirates.

In August 2014, the Company entered into a two-year exclusive distributorship agreement with CCI. This Agreement replaced the ten-year exclusive distributorship agreement between the parties that automatically renewed for a one-year term following expiration of the initial term in July 2014. Pursuant to the new agreement, CCI’s exclusive territory now includes Russia and other countries located primarily in Europe and Central Asia, which represents an expansion of the territory set forth in the former agreement. Under the former agreement, CCI distributed products in a territory comprised mainly of Russia and Eastern Europe. Also under the former agreement, in consideration of the grant of certain rights, CCI paid the Company a monthly royalty calculated as a percentage of its sales of the Company's products. Under the new agreement, in lieu of a royalty, the prices at which products are sold to CCI were marked up as of the effective date of the agreement to include the royalty so that no additional royalty is due upon the sale of the Company's products by CCI. In accordance with the terms of both the new agreement and previous agreement, CCI is required to pay a deposit at the time it places an order and then pay the balance when products are segregated in our warehouse for its account. Under the new agreement, CCI is required to pay a 25% deposit with each order. Under the previous agreement, CCI was required to pay a 50% deposit with each order.

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

Medical Products Distribution

Sales force. At December 31, 2014 and 2013, the MPM Medical sales force consisted of seven full-time sales representatives and one manufacturer representative assigned to specific geographic territories within the U.S.

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

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes, and obtains reimbursement for the price of products from Medicare.  This dealer accounted for 45% and 44% of Medical Products net sales in 2014 and 2013, respectively.

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

Returns. Generally, unused Medical Products may be returned up to six months from the date of purchase for a refund equal to 100% of the sales price less a 25% restocking fee.  Returned product that was damaged during shipment to the customer is 100% refundable.  For the years 2014 and 2013, returns were less than 2% of Medical Products sales.

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

We do not maintain inventory in anticipation of product orders from our licensees.  Under the terms of our license agreements, the licensee is generally required to make a cash deposit at the time the purchase order is placed with the balance due when products are available to fulfill the order. The licensees must generally allow a minimum of two to three months for delivery.  In addition, under our agreement with CCI, we store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account.  However, we do not recognize sales until the products are shipped.  Therefore, we define backlog as purchase orders received by us that are accompanied by the requisite deposit, plus the purchase price of CCI products that are stored in our warehouse pending shipment.  Backlog fluctuates depending on licensee ordering patterns and the timing of CCI’s shipping requests.  Backlog was approximately $3,654,000 and $6,298,000 at December 31, 2014 and 2013, respectively.  We expect substantially all of the backlog at December 31, 2014 to be filled during 2015.

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

Governmental Regulations

General. In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the U.S. and at all levels of government in foreign jurisdictions, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (3) our network marketing program; and (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties.

We cannot predict the nature of any future laws, regulations, interpretations or applications that may be administered by any federal, state, local or foreign regulatory authority, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements that adversely affect our ability to market existing products or introduce new or improved products, or continue to use our existing network marketing program. Any or all of these requirements could have a material adverse effect on our business, financial condition and results of operations.

Products.  One or more of the following agencies in the U.S. regulates the formulation, manufacture, packaging, labeling, advertising, distribution and sale of our products:  the Food and Drug Administration (“FDA”); the Federal Trade Commission (“FTC”); the Consumer Product Safety Commission; the U.S. Department of Agriculture; the Environmental Protection Agency; and various agencies of the states and foreign countries into which our products are shipped or sold.

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

The FDCA permits dietary supplement products to include truthful, non-misleading and substantiated statements of nutritional support, which are claims that the products affect the structure or function of the body. These claims are often referred to as “structure/function” claims.  A dietary supplement that includes a structure/function claim on its labeling is required to include a disclaimer stating that the FDA has not evaluated the claim, and the manufacturer must notify the FDA of the use of such claim. The FDCA requires that manufacturers possess substantiation demonstrating that structure/function claims made for dietary supplements are truthful and not misleading.  The FDA distinguishes structure/function claims, which do not require prior FDA approval, and claims that a product is intended to prevent, treat, cure, mitigate or diagnose disease, otherwise known as “drug claims,” which do require prior FDA approval.  We believe we possess competent and reliable scientific evidence to support structure/function claims made for our dietary supplement products and we do not make drug claims for any of our dietary supplements.

In June 2007, as authorized by DSHEA, the FDA adopted good manufacturing practice regulations (“GMPs”) specifically for dietary supplements, which regulations are applicable to those who manufacture, package, label or hold dietary supplements. These GMPs are designed to ensure, among other things, that dietary supplement products are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. Under these regulations, we are responsible for complying with GMPs applicable to the activities in which we engage, i.e. the holding and distribution of dietary supplements. We believe our practices are in compliance with these GMPs, but there can be no assurance that our operations or the manufacturing and distribution practices of our suppliers will be in compliance in all respects at all times.

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

Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the U.S., this category of products is subject to the federal Nutrition, Labeling and Education Act of 1990 ("NLEA"), and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts or be approved as food additives under FDA regulations.

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

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of knowledgeable experts regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. We are currently seeking of approval to market certain products in certain Southeast Asia markets. While we can provide no assurance, we expect these approvals to granted within the next twelve months. A requirement that we reformulate a product or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being temporarily or permanently removed from sale in a particular market.

Prior to importing and distributing our products in international markets, our licensees are generally required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Applications to request these approvals may require the submission of significant amounts of information related to product manufacturing processes and ingredients, which in many cases we must provide. After submission of the applications, final approvals may be conditioned on reformulation of our products for the market or may be withheld with respect to certain products or product ingredients. Licensees are also required to comply with local product labeling and packaging regulations that vary from country to country.

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

Network Marketing.  Our network marketing program is subject to laws and regulations in each country in which we operate.  Certain foreign jurisdictions require network marketing operations to be licensed by a designated government agency prior to commencement. Generally laws and regulations governing network marketing programs are directed at ensuring that product sales ultimately are made to consumers and that advancement within a sales organization is based on sales of the enterprise's products, rather than investments in the organization or other non-retail sales-related criteria.   These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and judicial decisions.  In addition to federal regulation by the FTC in the U.S., each state has enacted its own “Little FTC Act” to regulate sales and advertising.  We actively strive to comply with all applicable state, federal and foreign laws and regulations affecting this distribution channel.  We believe that our network marketing system satisfies the standards and case law defining a legal marketing system; however, the regulatory and legal requirements concerning network marketing systems do not include “bright line” rules and are inherently fact-based.

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

Employees

As of December 31, 2014 and 2013, we had 89 and 76 employees, respectively, all but one of whom were full time employees.  We do not foresee a significant change in the number of our employees during 2015.

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

We own an approximately 119,000 square foot facility that houses our executive offices, manufacturing and laboratory facilities and warehousing and distribution operations.  This facility is located in Irving, Texas, and is subject to a deed of trust as collateral on a term loan with a balance of approximately $1.1 million as of December 31, 2014. We use this facility for both the Nutritional Products and Medical Products business segments.

We also lease facilities in various countries in Southeast Asia that house administrative offices and warehousing and distribution operations related to the Nutritional Products business segment as follows:

Taiwan. We lease facilities in Taipei, Taiwan at an annual rental of approximately $91,000. The lease agreement on this facility expires on April 30, 2016.

Hong Kong. We assumed responsibility for lease payments on a facility in Hong Kong at an annual rental of approximately $157,000. The lease agreement on this facility expires on May 16, 2016.

Malaysia. We lease facilities in Kuala Lumpur, Malaysia at an annual rental of approximately $48,000. The lease agreement on this facility expires on March 1, 2017.

Indonesia. We lease facilities in Jakarta, Indonesia at an annual rental of approximately $57,000. The lease agreement on this facility expires on June 1, 2016.

We believe these facilities are suitable and adequate in relation to our present and immediate future needs although we may consider relocating to other facilities if we determine that relocating better fits the long term interest of the Company.

Item 3.	Legal Proceedings.

Medical/Surgical Dealer. One medical/surgical dealer accounted for 45% and 44% of Medical Products net sales in 2014 and 2013, respectively. On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. The petition states that this dealer relies on Medicare payments for more than 90% of its revenue and that Medicare had suspended payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of December 31, 2013, this dealer owed to the Company approximately $240,000 in pre-petition accounts receivable. In July 2014, pursuant to an arrangement approved by the Bankruptcy Court, this pre-petition accounts receivable balance was paid in full. We continue to fill this dealer's post-petition orders, with payments received in accordance with our normal terms.
Environmental Research Center. On April 4, 2014, the Company received a notice from Environmental Research Center, a California non-profit corporation, alleging that the Company failed to include a warning notice related to lead content on labels of certain nutritional products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Sales of products identified in this notice totaled approximately $60,000 for the period covered by the notice.
This non-profit organization seeks an agreement from the Company to reformulate or label the listed products distributed in California in accordance with Proposition 65 and pay an appropriate civil penalty related to sales in California of allegedly improperly labeled products since April 4, 2011. The Company is continuing to assess this matter and has established a reserve for potential settlement in an amount deemed adequate by management based on the facts and circumstances of the case.
Other. From time to time we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts we believe are adequate. We also believe that Associate compliance is critical to the integrity of our business; we therefore actively enforce our agreements with Associates.  As a result, we periodically become involved in Associate compliance actions and consider these actions routine and incidental to our business.  These compliance actions may from time to time involve litigation. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
HIGH	$1.55	$1.28	$1.85	$1.65
LOW	0.75	0.46	0.50	1.25

2013
HIGH	$2.00	$1.90	$1.70	$1.67
LOW	1.05	0.50	0.12	1.15

As of March 9, 2015, there were approximately 211 holders of record of our common stock.  Since our inception, we have not paid dividends on our stock.  We do not anticipate that we will pay dividends in the foreseeable future.

We did not sell any of our equity securities that were not registered under the Securities Act of 1933 during 2014.  We also did not repurchase any of our equity securities during the fourth quarter of 2014.

For information concerning securities authorized for issuance under our equity compensation plans, refer to Part III, Item 11.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We operate in two industry segments, Nutritional Products and Medical Products.

•
Through the Nutritional Products segment, we distribute products in three broad categories: (i) wellness products; (ii) fitness products; and (iii) skin care products.   Products include herbal formulas, vitamins, minerals, antioxidants and personal care products.  In North America, Southeast Asia and Australia, we distribute Nutritional Products directly through a network of independent Associates. In certain international markets, we distribute Nutritional Products through exclusive license arrangements with third parties, who for the most part, distribute our products through an independent Associate network in the licensed territory.

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

Net sales.  Consolidated net sales in dollars and as a percentage of consolidated net sales are as follows:

	Years Ended December 31,
	2014		2013		2012
			(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$11,371	40%	$7,359	29%	$7,555	30%
Licensees	10,702	38%	11,725	46%	11,281	45%
	22,073	78%	19,084	75%	18,836	75%
Medical Products	6,197	22%	6,387	25%	6,324	25%
	$28,270	100%	$25,471	100%	$25,160	100%

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

During 2010, we began selling Nutritional Products in certain countries in Southeast Asia, under a not-for-resale (“NFR”) program.  The NFR program allows consumers in NFR markets to sign up as customers, purchase products, refer others to our network marketing program and receive commissions. Based on the results of the NFR program, we opened an office in Taiwan in 2011 that was followed in July 2013, March 2014 and June 2014, by the opening of offices in Hong Kong, Malaysia and Indonesia, respectively. We also conduct our network marketing business in Singapore through the Malaysia office and continue to market our products in Brunei under the NFR program that began in 2010. The NFR program was expanded to include Australia in 2013, and we expect to open new offices in Southeast Asia in 2015.

Sales in this distribution channel are dependent upon the number and productivity of our Associates. The opportunities and challenges that affect us in this channel include (i) global and regional economic conditions; (ii) our ability to attract new Associates and retain existing Associates to sell and consume products; and (iii) competition from other suppliers of nutritional supplements and other network marketing companies operating in these markets. We attempt to effectively address these opportunities and challenges by offering, among other things, (i) high-quality products, (ii) innovative new products, (iii) a financially rewarding, up-to-date Associate compensation plan, (iv) Company-sponsored meetings and sales tools, and (v) a website maintained exclusively for Associates where Associates can obtain sales and marketing materials, place orders, sign up new Associates and track and manage their business activity.

The following table sets forth the Associate network net sales by geographic region as a percentage of total Associate network net sales for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
U.S.	25%	46%	56%
Canada	11%	21%	19%
Southeast Asia	64%	33%	25%
	100%	100%	100%

Licensees.  We sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory.  For the most part, licensees are required to distribute our products in their territories through network marketing.   We do not maintain inventory to fulfill licensee orders; licensees are generally required to pay us a deposit of 25% to 50% with their orders and then pay the balance when products are ready to ship. We recognize sales when we ship products to the licensees.  Gross profit on net sales to licensees is significantly less than on sales to our Associate network because we do not pay Associate commissions or incur other expenses related to marketing or distribution in the licensed territory.

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

Our principal licensee is CCI.   CCI accounted for 99% of licensee net sales in 2014, 2013 and 2012.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our outstanding common stock. In August 2014, the Company entered into a two-year exclusive distributorship agreement with CCI. This agreement replaced the ten-year exclusive distributorship agreement between the parties that automatically renewed for a one-year term following expiration of the initial term in July 2014. Pursuant to the new agreement, CCI’s exclusive territory now includes Russia and other countries located primarily in Europe and Central Asia, which represents an expansion of the territory set forth in the former agreement. Under the former agreement, CCI distributed products in a territory comprised mainly of Russia and Eastern Europe. Also under the former agreement, in consideration of the grant of certain rights, CCI paid the Company a monthly royalty calculated as a percentage of its sales of the Company's products. Under the new agreement, in lieu of a royalty, the prices at which products are sold to CCI were marked up as of the effective date of the agreement to include the royalty so that no additional royalty is due upon the sale of the Company's products by CCI.  In accordance with the terms of both the new agreement and previous agreement, CCI is required to pay a deposit at the time it places an order and then pay the balance when products are segregated in our warehouse for its account. Under the new agreement, CCI is required to pay a 25% deposit with each order. Under the previous agreement, CCI was required to pay a 50% deposit with each order.

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

One medical/surgical dealer accounts for a significant portion of our Medical Products sales. This dealer distributes our Medical Products primarily to nursing homes, and obtains reimbursement for the price of our products from Medicare. This dealer accounted for 45%, 44% and 53% of our Medical Products net sales in 2014, 2013 and 2012, respectively. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection, as further described in Part I, Item 3. Legal Proceedings.

Cost of Sales.  Cost of sales primarily consists of costs related to (i) raw materials, labor and overhead directly associated with in-house production activities, (ii) product components and products and sales materials purchased from third-party manufacturers and suppliers, (iii) quality control testing performed by our in-house quality control laboratory and by outside testing laboratories, (iv) import duties, (v) freight and (vi) provisions for slow moving or obsolete inventory.  Cost of sales and gross profit vary based on the sales mix of products sold within a distribution channel as well as the mix of product sales among distribution channels.

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

Revenue Recognition.  We recognize revenue at the point products are shipped, which is the point the risks and rewards of ownership pass to the customer.  Under the terms of our license agreements, our licensees are generally required to make a cash deposit equal to 25% to 50% of the purchase order amount at the time the purchase order is placed, and allow two to three months for delivery.  In addition, under our agreement with CCI, we segregate and store products for CCI in our warehouse and then ship them at a later date to locations designated by CCI in accordance with its business needs.  As part of this agreement, CCI accepts ownership of and pays for the products as they are segregated in our warehouse for CCI’s account; however, we do not recognize revenue until the products are shipped.  Deposits and payments received for unshipped products are recorded as deferred revenue.  Amounts billed to customers for shipping and handling are classified as sales.  Also, sales are recorded net of the rebate portion of sales incentives paid to Associates.
Intangible Assets.  We review the carrying value of our goodwill and other intangible assets at the end of each year and at other times if events and circumstances warrant such a review. In accordance with Accounting Standards Codification ("ASC") 350-20-35, an estimate of the fair value of the Nutritional Products reporting unit is compared to its carrying value. The methods used for estimating the fair value of the Nutritional Products reporting unit uses estimates of future sales and cash flows, as well as the enterprise values of other publicly traded network marketing companies engaged in the sale and distribution of Nutritional Products. If the carrying value of our goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future sales, cash flow and fair value are reasonable. Changes in estimates of sales, cash flow and fair value, however, could affect the evaluation. See Note L to the Company's consolidated financial statements included elsewhere in this report for a discussion of the fair value assumptions used to evaluate goodwill for impairment.

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

We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life is based on the term of the award.  The expected volatility is based on historical volatility rates. The risk-free interest rate is based on U.S. Treasury issues whose term is consistent with the expected life of the share-based award. The expected dividend yield is 0.0% since we do not pay dividends and have no current plans to do so in the future.  We recognized share-based compensation expense of approximately $2,100, $20,600 and $38,300 for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Splits. On August 9, 2013, the Company completed a 1-for-500 reverse stock split (the "Reverse Split"), whereby each 500 shares of the Company's issued and outstanding shares of common stock was converted into one whole share of new Common Stock (the "New Common Stock"). No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares to shareholders in connection with the Reverse Split, the Company paid $0.1691 per share to shareholders.

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

Results of Operations

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	44.7%	52.8%
Gross profit	55.3%	47.2%
Operating expenses:
General and administrative	39.1%	36.7%
Distributor commissions	16.6%	10.9%
Depreciation and amortization	1.8%	2.0%
Casualty gain	—%	—%
Total operating expenses	57.5%	49.6%
Operating loss	(2.2)%	(2.4)%
Interest expense	0.3%	0.5%
Loss before income taxes	(2.5)%	(2.9)%
Income tax benefit	(0.4)%	(1.0)%
Net loss	(2.1)%	(1.9)%

2014 Compared with 2013 (000's except per share amounts)

Net sales.  Net sales for the year ended December 31, 2014 were $28,270 compared with net sales for the prior year of $25,471, an increase of $2,799, or 11%.  This increase was due to a $2,989 increase in net sales of Nutritional Products that was partially offset by a decrease of $190 in net sales of Medical Products.  The increase in net sales of Nutritional Products was attributable to an increase in net sales to our Associate network of $4,012 and a decrease in net sales to our licensees of $1,023.

Net sales in the Associate network channel are generally dependent on the number and productivity of our Associates. Net sales through the Associate network increased $4,012, or 55%, during 2014 compared with 2013. Net sales in Southeast Asia increased $4,791, or 195%, in 2014 while net sales in our North American markets decreased by approximately $779, or 16% in 2014. The sales increase in Southeast Asia was primarily attributable to our entry into the Hong Kong, Malaysia and Indonesia markets in July 2013, March 2014 and June 2014, respectively. The decline in North American sales resulted from a decrease in the average number of active Associates, which is attributed to a decline in the number of new Associates recruited in 2014.

The decrease in net sales to our licensees of $1,023, or 9%, was due to a decrease in sales to CCI.  Net sales to CCI in 2014 were negatively affected by certain new product registration regulations adopted in Russia and the military conflict involving Ukraine and Russia.

The $190 decrease in net sales of Medical Products in 2014 was primarily attributable to changes in reimbursement policies adopted by Medicare that affected sales of certain collagen products. Sales to the largest customer in this segment, which accounted for 45% of Medical Products net sales, increased $7 in 2014 compared with sales in 2013. On February 24, 2012, this dealer filed for Chapter 11 bankruptcy protection as described above under the section "Overview - Medical Products Distribution".

Cost of sales.  Cost of sales for the year ended December 31, 2014 was $12,632 compared with cost of sales in the prior year of $13,459, a decrease of $827 or 6%.  As a percentage of net sales, cost of sales was 45% in 2014 and 53% in 2013. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward lower cost Associate network sales as well as decreased expense for product obsolescence and expirations.

General and administrative.  General and administrative expenses for the year ended December 31, 2014 were $11,063 compared with 2013 expenses of $9,345, an increase of $1,718, or 18%.  The increase in expenses was attributable to our entry into the Hong Kong, Malaysia and Indonesia markets in July 2013, March 2014 and June 2014, respectively, higher sales incentive and promotional expenses and foreign exchange losses. As a percentage of net sales, general and administrative expenses were 39% in 2014 compared with 37% in 2013.

Distributor commissions.  Distributor commissions for the year ended December 31, 2014 were $4,698 compared with distributor commissions in 2013 of $2,786, an increase of $1,912 or 69%.  With regard to our Associate network, distributor commissions as a percentage of commissionable sales, exclusive of rebates, which are recorded as a reduction of sales, were 41% in 2014 compared with 37% in 2013.  This increase was primarily attributable to higher commissions paid in connection with the sales growth generated during the period. On a consolidated basis, distributor commissions as a percentage of net sales were 17% in 2014 compared with 11% in 2013.

Income taxes.  We recorded income tax benefits of $118 and $236 in 2014 and 2013, respectively, based on our estimate of the effective annual income tax rate, giving effect to certain credits, deductions and tax rates in foreign jurisdictions. Our effective income tax rates in 2014 and 2013 were 16% and 32%, respectively. The difference in the effective tax rates between 2014 and 2013 was related to differing tax rates in various foreign jurisdictions where income and losses were reported.

Net loss.  The net loss for the year ended December 31, 2014 was $603, or $0.27 per diluted share, compared with a net loss in the prior year of $500, or $0.23 per diluted share.  This increase resulted from the factors described above.

Variations in Period-to-Period Results

We may experience variations in the results of operations from quarter to quarter and/or year to year as a result of factors that include the following:

•	The level of recruiting and retention of Associates in the North America and Southeast Asia markets and territories served by our licensees;

•	Variations in the level of business activity generated by our key customers;

•	The opening of new markets;

•	The timing and efficacy of Company-sponsored events, promotions and other marketing and sales initiatives;

•	New product introductions;

•	The negative impact of new regulations or changes in existing regulations domestically and/or internationally that may limit or restrict the sale of certain products;

•	The integration and operation of new information technology systems;

•	The inability to introduce new products or the introduction of new products by competitors;

•	Entry into one or more of our markets by competitors;

•	General conditions in the nutritional supplement industry, the network marketing industry and the wound care industry; and

•	General economic conditions globally and/or in markets where we or our licensees conduct business.

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

Cash and working capital.  During the year ended December 31, 2014, we had a net decrease in cash of $1,824, which compares to a net decrease in cash in 2013 of $150.  At December 31, 2014, we had working capital of $2,740, a $1,622 decrease from working capital at December 31, 2013 of $4,362.  This decrease in working capital reflects a decrease in current assets of $2,170 and a decrease in current liabilities of $548.  The reasons for the changes in cash and working capital are further described below.

Operating activities. In 2014, our operating activities used cash flows of $608 compared with providing cash flows of $294 in 2013.  This decrease in operating cash flow of $902 was primarily attributable to a decrease in deferred revenue in 2014 of $1,531 compared to an increase in 2013 of $451, which resulted in a cash flow decrease of $1,982. The decrease in deferred revenue resulted from a reduction in the amount of CCI's order deposits and payments received for inventory held pending shipment to shipment to CCI. Cash flow generated by the $318 decrease in inventory in 2014 was also attributable to the reduction in inventory held for CCI. The decrease in operating cash flow resulting from the decline in deferred revenue was partially offset by cash flows provided by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased $1,003 in 2014 compared to a $172 increase in 2013, which resulted in a net cash flow increase of $831. Changes in accounts payable are largely driven by the timing of inventory purchases and payments while the increase in accrued liabilities resulted from increased accrued Associate commissions attributable to increased Associate network sales. Also in 2014, the net loss adjusted for non-cash activities, including depreciation and amortization, loss on disposition of assets, share-based compensation and deferred taxes, used cash flows of $146 compared to $124 in 2013, reducing cash flow by $22.

Operating activities include the management of working capital accounts such as accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued operating expenses and deferred revenues.  Because net sales to licensees represent approximately 38% of consolidated net sales, one of the most significant factors that affects our working capital accounts is the arrangement we maintain with our licensees, principally CCI which accounts for 99% of licensee net sales.  Our license agreement with CCI requires orders to be accompanied by a cash deposit. The amount of this deposit was reduced to 25% of the order amount in the new agreement that became effective August 1, 2014, compared with 50% of the order amount in the previous agreement.  These deposits are used in part to make deposits with our suppliers against orders we place to fulfill licensee product orders.  In addition, in accordance with our license agreement with CCI, we segregate and store finished products for CCI in our warehouse and then ship them at a later date based on CCI’s business needs.  CCI pays the remaining amount due on its product orders when goods are segregated in our warehouse for CCI’s account.  Accordingly, because we do not recognize a sale to CCI until products are shipped from our warehouse, there can be a significant difference in timing between the date we receive cash from CCI and the date we recognize the related gross profit in our consolidated statements of comprehensive income.  Cash received as deposits for product orders and as payment for stored products are recorded as deferred revenue.  Deposits we make with our suppliers are recorded as prepaid expenses.  Inventory held in our warehouse for CCI’s account is reported as inventory in our consolidated financial statements until it is shipped to CCI.

Investing activities.  During 2014, we used cash of $1,074 for capital expenditures, including $770 related to the development of a new system to support our Associates' sales and marketing efforts. The Company expects to deploy this new system in the first quarter of 2015. Capital expenditures in 2014 also included $298 for new office facilities in Malaysia and Indonesia, which opened in March 2014 and June 2014, respectively.

Financing activities.  During 2014, financing activities used net cash flows of $212, which represented repayment of long-term debt.

Share repurchase program. On August 28, 2013, the Company announced that the Board of Directors had authorized a plan to repurchase, at management's discretion, up to 111,000 shares of our common stock, representing 5% of the Company's outstanding Common Stock. The Company's repurchase plan was effective as of that date, and expired on February 28, 2015. No common stock repurchase transactions were executed as a result of the share repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no material off-balance sheet arrangements, other than our operating leases and certain purchase commitments made in the ordinary course of business.

Recent Accounting Pronouncements

See Note B to the Company's consolidated financial statements included elsewhere in this report for information regarding recent accounting pronouncements.

Item 7.	Financial Statements and Supplementary Data.

The financial statements and supplementary data are listed in the Index to Financial Statements on Page F-1 of this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated

Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission. Accordingly, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 29, 2015, pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report, and certain information included in such proxy statement is incorporated herein by reference. Only those sections of the proxy statement that specifically address the items set forth herein are incorporated by reference.

Item 9.	Directors, Executive Officers and Corporate Governance.

The information for this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 10.	Executive Compensation.

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

PART IV

Item 14.	Exhibits, Financial Statement Schedules.

(a)(1)     Financial Statements.  The following financial statements and related documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, PLLC.

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules.  None.

(a)(3)     Exhibits.  The Exhibit Index in sub-item (b) below of this item is incorporated by reference.

(b)    Exhibit Index.

Ex. No.	Description

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation, dated August 7, 2013 regarding the reverse stock split (11)

3.3	Certificate of Amendment to the Articles of Incorporation, dated August 7, 2013 regarding the forward stock split (11)

3.4	Bylaws (2)

3.5	Amendment No. 1 to Bylaws (4)

3.6	Amendment No. 2 to Bylaws (8)

4.1	Specimen copy of Certificate for Common Stock(11)

4.2	The 2003 Stock Incentive Plan (3)

4.3	The 2006 Stock Incentive Plan (6)

10.1	Form of Member Agreement and Policies with Distributors (1)

10.2	Form of Indemnification Agreement (2)

10.3	Mortgage Note, dated March 15, 2001, in the principal amount of $3,000,000, executed by Royal BodyCare, Inc. and Clinton H. Howard in favor of Allstate Life Insurance Company(7)

10.4
Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 16, 2001, between Royal BodyCare, Inc., as Trustor, Robin R. Green, as Trustee and Allstate Life Insurance Company, as Beneficiary(7)

10.5	Exclusive Distributorship Agreement, dated as of August 1, 2014, between RBC Life Sciences, Inc. and Coral Club International Inc. (10)

10.6	Employment Agreement, dated October 18, 2013, between RBC Life Sciences, Inc. and Clinton H. Howard (9)

10.7	Employment Agreement, dated January 8, 2014, between RBC Life Sciences, Inc. and Richard S. Jablonski (11)

10.8	Employment Agreement, dated January 8, 2014 between RBC Life Sciences, Inc. and Kevin B. Young (11)

10.9	Employment Agreement, dated December 30, 2014, between RBC Life Sciences, Inc. and Steven E. Brown *

10.10	Employment Agreement, dated December 29, 2014, between RBC Life Sciences, Inc. and Douglas R. Wheeler *

10.11	Proposal for Services and Statement of Work, dated December 1, 2013, between RBC Life Sciences, Inc. and GSAT, Inc. (11)

14.1	Code of Ethics(5)

21.1	List of company Subsidiaries*

23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith
** Filed electronically herewith

(1) Incorporated by reference to the Annual Report on Form 10-K/A filed May 7, 1999
(2) Incorporated by reference to the Annual Report on Form 10-K filed April 26, 2000
(3) Incorporated by reference to the Current Report on Form 8-K filed September 29, 2003
(4) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 14, 2003
(5) Incorporated by reference to the Annual Report on Form 10-K filed April 14, 2004
(6)  Incorporated by reference to the registration statement filed on Form S-8 filed December 22, 2006
(7)  Incorporated by reference to the Annual Report on Form 10-K filed March 13, 2009
(8)  Incorporated by reference to the Current Report on Form 8-K filed April 9, 2010
(9) Incorporated by reference to the Quarterly Report on Form 10-Q filed November 12, 2013
(10) Incorporated by reference to the Current Report on Form 8-K filed August 28, 2014
(11) Incorporated by reference to the Annual Report on Form 10-K filed March 27, 2014

(c)    Financial Statement Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBC LIFE SCIENCES, INC.,
a Nevada corporation

Date:	March 31, 2015	By:	/s/ Steven E. Brown
Steven E. Brown, Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Brown	Chief Executive Officer, President and
Steven E. Brown	Director	March 31, 2015
(principal executive officer)

/s/ Daley L. Seeker	Vice President, Finance and Chief Financial
Daley L. Seeker	Officer	March 31, 2015
(principal financial and accounting officer)

/s/ Clinton H. Howard	Chairman of the Board of Directors
Clinton H. Howard		March 31, 2015

/s/ Joseph. P. Philipp	Director
Joseph P. Philipp		March 31, 2015

/s/ Robert A. Kaiser	Director
Robert A. Kaiser		March 31, 2015

/s/ Andrew V. Howard	Director	March 31, 2015
Andrew V. Howard

/s/ Cynthia L. Tysinger	Director	March 31, 2015
Cynthia L. Tysinger

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RBC Life Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RBC Life Sciences, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RBC Life Sciences, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

LANE GORMAN TRUBITT, PLLC.

Dallas, Texas
March 31, 2015

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,921,349	$3,745,684
Accounts receivable, net of allowance for doubtful accounts of $35,219 and $28,000, respectively	1,285,843	907,287
Inventories	4,799,083	5,141,509
Deferred income taxes	376,925	429,640
Prepaid expenses and other current assets	464,020	793,548
Total current assets	8,847,220	11,017,668
Property and equipment, net of accumulated depreciation	4,683,496	4,169,078
Goodwill	2,221,347	2,263,458
Other intangible assets, net of accumulated amortization	39,975	37,979
Other assets	203,906	45,327
	$15,995,944	$17,533,510
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, trade	$2,310,192	$1,608,000
Accrued liabilities	1,420,050	1,156,818
Current maturities of long-term obligations	229,538	212,474
Deferred revenue	2,147,290	3,677,893
Total current liabilities	6,107,070	6,655,185
Long-term obligations, less current maturities	906,809	1,136,347
Deferred income taxes	556,440	727,660
Commitments and contingencies
Shareholders' equity
Common stock, $0.001 par value; authorized 50,000,000 shares; 2,212,350 shares issued and outstanding in 2014 and 2013, respectively (see Note B regarding Stock Splits)	2,212	2,212
Additional paid-in capital (see Note B regarding Stock Splits)	13,713,630	13,711,522
Accumulated deficit	(5,417,092)	(4,814,281)
Accumulated other comprehensive income	126,875	114,865
	8,425,625	9,014,318
	$15,995,944	$17,533,510

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31,

	2014	2013
Net sales	$28,270,448	$25,470,934
Cost of sales	12,632,375	13,459,279
Gross profit	15,638,073	12,011,655
Operating expenses
General and administrative	11,062,649	9,344,628
Distributor commissions	4,697,802	2,785,568
Depreciation and amortization	502,888	506,083
Total operating expenses	16,263,339	12,636,279
Operating loss	(625,266)	(624,624)
Interest expense	95,719	111,617
Loss before income taxes	(720,985)	(736,241)
Income tax benefit	(118,174)	(236,236)
Net loss	$(602,811)	$(500,005)

Other comprehensive income (loss):
Foreign currency translation adjustment	12,010	(3,952)
Comprehensive loss	$(590,801)	$(503,957)

Basic loss per share	$(0.27)	$(0.23)
Basic weighted average shares outstanding	2,212,350	2,218,757
Diluted loss per share	$(0.27)	$(0.23)
Diluted weighted average shares outstanding	2,212,350	2,218,757

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional		Accumulated other	Total
	Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2013	2,222,883	$2,223	$13,708,736	$(4,314,278)	$118,817	$9,515,498
Comprehensive loss
Net loss	—	—	—	(500,005)	—	(500,005)
Foreign currency translation adjustment	—	—	—	—	(3,952)	(3,952)
Total comprehensive loss						(503,957)
Share-based compensation	—	—	20,648	—	—	20,648
Share repurchase and other	(10,533)	(11)	(17,862)	2		(17,871)
Balance at December 31, 2013	2,212,350	2,212	13,711,522	(4,814,281)	114,865	9,014,318
Comprehensive income (loss)
Net loss	—	—	—	(602,811)	—	(602,811)
Foreign currency translation adjustment	—	—	—	—	12,010	12,010
Total comprehensive loss						(590,801)
Share-based compensation	—	—	2,108	—	—	2,108
Balance at December 31, 2014	2,212,350	$2,212	$13,713,630	$(5,417,092)	$126,875	$8,425,625

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2014	2013
Cash flows from operating activities
Net loss	$(602,811)	$(500,005)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	579,900	588,287
Loss on disposition of assets	—	2,529
Deferred income taxes	(125,173)	(235,460)
Share-based compensation	2,108	20,648
Change in operating assets and liabilities
Accounts receivable	(378,667)	(30,017)
Inventories	317,630	(66,178)
Prepaid expenses and other current assets	288,053	(91,918)
Other assets	(161,606)	(15,946)
Accounts payable, trade	709,636	116,517
Accrued liabilities	293,731	55,086
Deferred revenue	(1,530,533)	450,689
Net cash provided (used) by operating activities	(607,732)	294,232
Cash flows from investing activities
Purchase of property and equipment	(1,074,436)	(267,055)
Net cash used in investing activities	(1,074,436)	(267,055)
Cash flows from financing activities
Redemption of common stock	—	(17,872)
Payments of long-term obligations	(212,474)	(196,678)
Net cash used in financing activities	(212,474)	(214,550)
Effect of exchange rate changes on cash flows	70,307	36,970
Net decrease in cash and cash equivalents	(1,824,335)	(150,403)
Cash and cash equivalents at beginning of year	3,745,684	3,896,087
Cash and cash equivalents at end of year	$1,921,349	$3,745,684
Supplemental cash flow disclosures
Interest paid	$97,092	$112,887
Income taxes paid (refunded), net	39,760	(169,165)

The accompanying notes are an integral part of these consolidated financial statements.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF OPERATIONS AND ORGANIZATION

RBC Life Sciences, Inc. (along with its subsidiaries, sometimes hereinafter referred to collectively as “RBC” or the “Company”) is engaged in the marketing and distribution of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in North America and Southeast Asia.  This product line is marketed under the “RBC Life” brand name and is sold in North America, Southeast Asia and Australia through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reporting - The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Subsequent events were evaluated through the issuance date of the financial statements.

Cash and Cash Equivalents - The Company regularly holds cash deposits in foreign bank accounts in connection with its foreign operations.  At December 31, 2014 and 2013, $833,000 and $1,164,000, respectively, were held in foreign banks. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card payments due from its credit card processors.

The Company maintains certain cash balances at a bank located in the U.S. which at times may exceed insured limits. The Company maintains an agreement with this bank that provides certain collateral as security against the possibility of losses in excess of insured limits. The Company has not experienced any losses with respect to these accounts and believes it is not exposed to any significant credit risk.

Accounts Receivable - The Company’s accounts receivable arise in the normal course of business and primarily relate to sales of Medical Products to various businesses and individuals.  Accounts receivable are generally due within 30, 45 or 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts.

Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors including the length of time accounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the industry as a whole.  The Company charges accounts receivable against the allowance when they become uncollectible, and any payments subsequently received on such accounts are credited to the allowance for doubtful accounts.

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

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Amortization - Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets with finite lives are amortized over their useful lives.  At December 31, 2014 and 2013, the Company’s intangible assets with finite lives consisted of copyrights, trademarks and other registrations, a business license and other intangibles, all of which are amortized over an average life of 19 years except the business license, which is being amortized over a life of one year.

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

Stock Splits - On August 9, 2013, the Company completed a 1-for-500 reverse stock split (the "Reverse Split"), whereby each 500 shares of the Company's issued and outstanding shares of common stock was converted into one whole share of new common stock (the "New Common Stock"). No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares, the Company agreed to pay $0.1691 per share to shareholders upon presentation of documents evidencing ownership of the fractional shares.

Immediately following the Reverse Split, the Company completed a 50-for-1 forward stock split (the "Forward Split" and together with the Reverse Split, the "Stock Splits") whereby each share of New Common Stock was converted into 50 shares of common stock.

The Company's common stock began trading at the split-adjusted price on August 12, 2013. All share numbers and per share amounts presented reflect the Stock Splits. Amounts recorded as common stock and additional paid in capital within the shareholders' equity section of the consolidated balance sheets have been restated to reflect the impact of the Stock Splits.

Revenue Recognition and Deferred Revenue - Sales are recorded when products are shipped, which is the point the risks and rewards of ownership pass to the customer. Sales include amounts billed to customers for shipping and handling and are recorded net of sales taxes.  The Company generally requires a cash or credit card payment at the point of sale for Nutritional Products sold to its Associates.  With regard to orders received from its third-party licensees, the Company generally requires the licensee to make a cash deposit equal to 25% to 50% of the order at the time an order is placed, and to pay the remaining balance when the products are segregated in the Company's warehouse and ready to ship; however, sales are not recognized until the products are shipped. Deposits and payments received for unshipped products are recorded as “deferred revenue.”

Prior to August 1, 2014, the Company’s agreement with its principle licensee, Coral Club International, Inc. ("CCI"), provided that CCI pay to the Company a monthly royalty, which was calculated as a specified percentage of its sales, as defined, in the territory covered by the license agreement.  As more fully described in Note P, in August 2014, the Company entered into a new two-year license agreement with CCI that restructured the royalty calculations. Under the new arrangement, the prices at which products are sold to CCI were marked up to include the royalty; accordingly royalties are no longer due upon sale of the products by CCI. To affect this transition, the Company recognized royalties of $941,000 on a one-time basis, which royalties will be paid over an 18-month period beginning October 2014. Of this $941,000 in royalties, approximately $476,000 was recorded as royalty revenue in the third quarter of 2014 while the remainder was recorded as deferred revenue pending shipment of the related products. Royalty revenue recorded in connection with the Company's licensee agreements was recorded as sales and amounted to $1,444,000 and $1,801,000 in 2014 and 2013, respectively.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributor Commissions - Distributor commissions consist primarily of commissions paid to Associates in accordance with the Associate compensation plan.  These commissions are calculated based on the total monthly sales by the Associate and his or her downline organization.  Most commissions are paid to Associates monthly.  Sales incentives paid to Associates that represent rebates are recorded as a reduction of sales rather than distributor commission expense.  Associates can earn rebates if the amount of their personal monthly sales exceeds a threshold amount set forth under the Associate compensation plan.  Associate rebates recorded as a reduction of sales were $324,000 and $281,000 in 2014 and 2013, respectively.

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

At December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company’s policy is to record any interest and penalties related to gross unrecognized tax benefits within its provision for income taxes.

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

Financial Instruments - The carrying value of cash, interest-bearing deposits, accounts receivable and payable, accrued liabilities and lines of credit approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At December 31, 2014, fair value of fixed-rate long-term debt was $1,226,000, which was $90,000 above the carrying value of $1,136,000.  At December 31, 2013, fair value of fixed-rate long-term debt was $1,469,000, which was $120,000 above the carrying value of $1,349,000. See Note L for a discussion of the fair value assumptions used to determine the fair value of our fixed-rate long-term debt.

Segment Information - The Company’s operations involve two operating segments:  the Nutritional Products segment and the Medical Products segment.  Nutritional Products are developed and distributed to a network of independent Associates operating primarily in North America, Southeast Asia and Australia and to licensees operating in certain other countries.  Medical Products are developed and sold primarily throughout the U.S. through medical/surgical supply dealers and pharmaceutical distributors to medical institutions such as hospitals, nursing homes and pharmacies.

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

Advertising - Advertising expense is charged to operations when incurred.  Advertising expenses were $37,000 and $44,000 in 2014 and 2013, respectively.

Translation of Foreign Currencies - All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the consolidated balance sheet date.  Revenue and expense accounts are translated at weighted average exchange rates. Translation gains and losses are reflected as a component of other comprehensive income in shareholders' equity.  Gains and losses on foreign currency transactions are included in the consolidated statements of comprehensive income.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2014, the Company recorded a loss on foreign currency transactions of 220,000. In 2013, the Company recorded a loss on foreign currency transactions of 66,000, which loss was charged to general and administrative expenses.

Other Comprehensive Income (Loss) - Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net earnings (loss) as the amounts are recorded directly as an adjustment to shareholders’ equity.  The Company’s other comprehensive income is attributed to translation gains or losses of foreign currencies.

Share-Based Compensation - The Company recognizes share-based compensation expense based on the fair value of share-based awards.  Share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company uses the Black-Scholes valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, risk-free interest rate and expected life.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company does not believe ASU No. 2014-09 will have a material effect on its financial position and results of operations.
In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. ASU No. 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company does not believe ASU No. 2014-15 will have a material effect on its financial position and results of operations.

NOTE C – ACCOUNTS RECEIVABLE

At December 31, 2014 and 2013, accounts receivable consist of the following:

	2014	2013
Accounts receivable
Trade	$1,321,062	$914,287
Other	—	21,000
Total	1,321,062	935,287
Less allowance for doubtful accounts	35,219	28,000
Net accounts receivable	$1,285,843	$907,287

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Beginning balance	$28,000	$27,417
Bad debt provision	7,263	9,926
Accounts written off	(44)	(9,343)
Ending balance	$35,219	$28,000

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. In accordance with an arrangement approved by the Bankruptcy Court, the pre-

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

petition accounts receivable balance of approximately $240,000 that was outstanding at December 31, 2013 was paid in full during 2014.

As more fully described in Note P, in August 2014, the Company entered into a new two-year exclusive distributorship agreement with CCI pursuant to which the royalty calculations were restructured. Under the previous agreement, CCI paid the Company a monthly royalty calculated as a percentage of its sales of the Company's products. Under the new agreement, in lieu of the monthly royalty, the prices at which products are sold to CCI were marked to include the royalty so that no additional royalty will be due upon the sale of the Company's products by CCI. To affect the transition of royalty calculations from the previous agreement to the new agreement, the Company recorded a royalty receivable of $941,000, which is to be paid over an 18-month period beginning October 2014 in the amount of approximately $52,000 per month. The portion of this royalty receivable due after December 31, 2015 is classified as "Other assets" in the accompanying consolidated balance sheet.

NOTE D – INVENTORIES

At December 31, 2014 and 2013, inventories, which are stated at the lower of cost or market, consist of the following:

	2014	2013
Raw materials and bulk products	$370,333	$371,863
Packaging materials	253,700	135,138
Finished goods	4,175,050	4,634,508
	$4,799,083	$5,141,509

NOTE E – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2014 and 2013, prepaid expenses and other current assets consist of the following:

	2014	2013
Advances to Associate	$—	$339,603
Advance payments to suppliers	151,365	202,682
Certificates of deposit – restricted	73,270	79,909
Prepaid insurance and other	239,385	171,354
Total	$464,020	$793,548

In 2013, the Company entered into agreements with an Associate to market Nutritional Products in Australia and certain Southeast Asia markets (the "Asia Marketing Agreements"). Pursuant to the Asia Marketing Agreements, the Company made cash advances to this Associate to support marketing and sales activities and establish product distribution facilities. These advances did not bear interest and were to be recovered from monthly marketing fees calculated as a percentage of sales that were generated in the Associate's markets.

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

At December 31, 2014 and 2013, the Company held certificates of deposit in the amount of approximately $73,000 and $80,000, respectively, which were pledged to secure surety bonds.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013, property and equipment consist of the following:

	2014	2013
Building and improvements	$4,042,897	$3,912,449
Computer software and office equipment	3,536,399	2,592,382
Warehouse equipment	254,034	254,034
Automotive equipment	14,717	14,717
	7,848,047	6,773,582
Less accumulated depreciation and amortization	4,305,724	3,745,677
	3,542,323	3,027,905
Land	1,141,173	1,141,173
	$4,683,496	$4,169,078

Depreciation expense totaled approximately $542,700 and $582,300 for the years ended December 31, 2014, and 2013, respectively.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing. See Note L for a discussion of the fair value assumptions used for assessing goodwill for impairment.

Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, January 1, 2013	$3,435,305	$(1,137,285)
Currency translation adjustment	(67,442)	32,880
Balance, December 31, 2013	3,367,863	(1,104,405)
Currency translation adjustment	(82,173)	40,062
Balance, December 31, 2014	$3,285,690	$(1,064,343)

At December 31, 2014 and 2013, other intangible assets consist of the following:

	2014			2013
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Average Life (years)	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(70,690)	19	$99,100	$(65,405)
Business license	1	37,193	(29,240)	0	—	—
Other	19	12,600	(8,988)	19	12,600	(8,316)
		$148,893	$(108,918)		$111,700	$(73,721)

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to other intangible assets totaled approximately $37,200 and $6,000 for the years ended December 31, 2014 and 2013.  The aggregate estimated amortization expense for other intangible assets is as follows:

Year ended December 31,
2015	$13,910
2016	5,957
2017	5,957
2018	5,957
2019	5,957
Thereafter	2,237
$39,975

NOTE H – ACCRUED LIABILITIES

At December 31, 2014 and 2013, accrued liabilities consist of the following:

	2014	2013
Distributor commissions	$867,336	$507,365
Salaries and wages	468,192	502,303
Sales and property taxes	73,954	83,159
Interest	7,339	8,711
Other	3,229	55,280
Total	$1,420,050	$1,156,818

NOTE I – LONG-TERM OBLIGATIONS

At December 31, 2014 and 2013, long-term obligations consist of the following:

	2014	2013
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$1,136,347	$1,348,821
Less – current maturities	229,538	212,474
	$906,809	$1,136,347

Long-term obligation payments payable in the next five years are as follows:

Year ended December 31,
2015	$229,538
2016	247,973
2017	267,889
2018	289,403
2019	101,544
$1,136,347

NOTE J – SHARE-BASED COMPENSATION

All share numbers and per share amounts presented below reflect the Stock Splits. See Note B for additional information regarding the Stock Splits.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock incentive plans - On July 1, 1998, the Company’s shareholders adopted the 1998 Stock Option Plan and reserved 50,000 shares of common stock for issuance under this plan.  Effective September 4, 2003, the Company’s shareholders adopted an amendment and restatement of this plan, which, among other things, increased the number of shares reserved under this plan to 350,000. This plan expired July 1, 2008 although options granted under this plan remain outstanding at December 31, 2014.

On June 1, 2006, the Company’s shareholders adopted the 2006 Stock Incentive Plan (the “2006 Plan”) under which 250,000 shares of common stock were reserved for issuance.  The 2006 Plan provides for the issuance of non-qualified stock options, incentive stock options, restricted stock awards and stock appreciation rights, and permits grants to employees, non-employee directors and consultants of the Company.

Generally, stock options granted under these plans vest over a period from four to five years and have a term of nine years.  Certain stock options granted under these plans were fully vested upon grant and certain options have terms of five years.

Stock Option Accounting - The Company recognizes share-based compensation expense based on the fair value of share-based awards as estimated at the grant date.  Share-based compensation expense for 2014 and 2013 was approximately $2,100 and $20,600, respectively, and is classified as a general and administrative expense.  Tax benefits related to this expense were immaterial because virtually all share-based compensation resulted from grants of ISOs.  No tax benefit is recorded for an ISO unless upon exercise a disqualifying disposition occurs.  The Company will prospectively record any excess tax benefits from the exercise of stock options as cash flows from financing activities. There were no material excess tax benefits in 2014 or 2013.

Fair Value - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2014	2013
	(1)
Weighted average expected life (years)	0	4.5
Risk-free interest rate	—%	1.40%
Expected volatility	—%	261.00%
Expected dividend yield	—%	—%
______________________
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

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity - A summary of stock option activity for the two years ended December 31, 2014 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	86,126	$4.00
Granted	2,160	1.17
Exercised	—	—
Forfeited/canceled	(18,890)	3.47
Outstanding, December 31, 2013	69,396	4.00
Granted	—	—
Exercised	—	—
Forfeited/canceled	(18,500)	3.29
Outstanding, December 31, 2014	50,896	$4.35	2.8	$—
Exercisable, December 31, 2014	50,896	$4.35	2.8	$—

A summary of the status of the Company’s non-vested stock options as of December 31, 2014 and 2013, and changes during the year then ended, is presented below:

	Year Ended December 31,
	2014		2013
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested stock options at January 1,	14,750	$2.68	19,976	$2.90
Non-vested stock options granted	—	—	2,160	1.14
Vested stock options	—	—	(7,386)	2.92
Forfeited stock options	(14,750)	2.68	—	—
Non-vested stock options at December 31,	—	$—	14,750	$2.68

Additional information related to stock options granted, vested and exercised for the two years ended December 31, 2014 is a follows:

	Year Ended December 31,
	2014	2013
Grant date fair value of stock options granted	$—	$2,471
Grant date fair value of stock options vested	—	21,586
Intrinsic value of stock options exercised	—	—

As of December 31, 2014, there was no unrecognized compensation cost related to stock option grants.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – INCOME TAXES

The income tax benefit reconciled to the tax computed at the statutory federal rate of 34% is as follows:

	Year Ended December 31,
	2014	2013
Federal income tax benefit at statutory rate	$(245,135)	$(250,322)
State income taxes, net of federal benefit	1,682	(755)
Share-based compensation	716	6,759
Effect of foreign operations, net of foreign tax credits	114,232	42,340
R&D tax credits recognized	—	(35,417)
Other, net	10,331	1,159
Income tax benefit	$(118,174)	$(236,236)

Deferred tax assets and liabilities at December 31, 2014 and 2013 are comprised of the following:

	December 31,
	2014	2013
Deferred tax assets related to:
Inventories	$281,155	$289,818
Accounts receivable and other assets	12,327	9,800
Accrued liabilities	83,443	89,816
Tax loss and tax credit carryforwards	603,018	583,787
Other	16,446	16,349
	996,389	989,570
Valuation allowance	(196,661)	(214,479)
Net deferred tax assets	799,728	775,091
Deferred tax liabilities related to:
Property and equipment	(363,119)	(462,221)
Intangible assets	(616,124)	(610,890)
Deferred tax liabilities	(979,243)	(1,073,111)
Net deferred tax liabilities	$(179,515)	$(298,020)

Net current deferred tax assets	$376,925	$429,640
Net long-term deferred tax liabilities	(556,440)	(727,660)
	$(179,515)	$(298,020)

At December 31, 2014, the Company has U.S. federal net operating loss carryforwards of approximately $73,000 and tax credit carryforwards of approximately $170,000 that begin to expire in 2020, if not utilized. The Company also has net operating loss carryforwards totaling approximately $1,986,000 related to various foreign jurisdictions that begin to expire in 2016 if not utilized.

The Company files federal income tax returns in the U.S. and certain foreign jurisdictions where the Company conducts operations and in certain U.S. state jurisdictions. The most significant taxing jurisdiction is the U.S. federal jurisdiction.  The Company’s 2010 through 2014 tax years remain subject to examination by the IRS for U.S. federal tax purposes.  As of December 31, 2014, no tax years were under examination in any taxing jurisdiction.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2014	2013
Current
Federal	$6,999	$2,941
Foreign	—	(3,717)
Deferred
Federal	21,816	(196,484)
Foreign	(146,989)	(38,976)
Income tax benefit	$(118,174)	$(236,236)

NOTE L - FAIR VALUE MEASUREMENTS

As defined in ASC 820, Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

· Level 1-Quoted prices for identical instruments in active markets
· Level 2-Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable
· Level 3-Instruments with significant unobservable inputs

The fair value of the Company's fixed-rate long-term debt as described in the "Financial Instruments" section under Note B was determined based on quoted prices for similar instruments in active markets, which are considered to be Level 2 inputs within the fair value hierarchy.

The Company has also performed the required impairment review related to goodwill, as described in Note B. A fair value-based methodology is used in testing the carrying value of goodwill, utilizing assumptions including: (1) a long-term projection of revenues and expenses; (2) estimated discounted future cash flows; (3) weighted-average cost of capital; (4) expected tax rate and (5) the enterprise value of comparable companies as a percentage of sales. Factors used in the valuation of goodwill include, but are not limited to, management's plans for future operations, recent operating results and discounted projected future cash flows. These factors are considered Level 3 inputs within the fair value hierarchy.

NOTE M – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and warehouse space and certain equipment using operating leases for various periods through 2018.  Rental expense under non-cancelable operating leases totaled $415,000 and $193,000 in 2014 and 2013, respectively.  Future minimum payments under non-cancelable operating leases are as follows:

Year ended December 31,
2015	$452,354
2016	354,981
2017	135,813
2018	7,029
$950,177

Employee Arrangements - The Company has entered into employment agreements with certain of its key executives. In October, 2013, the Company entered into an employment agreement with the Company's then Chief Executive Officer. This agreement provided for employment through December 31, 2014, automatic renewal of employment for an additional one-year

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term unless either party provided notice of non-renewal and, upon termination of employment, a three-year consulting arrangement to be compensated at a specified portion of salary. The employment agreement was not renewed as of December 31, 2014.

In December 2014, the Company entered into an employment agreement with the Company's current Chief Executive Officer with an initial term ending December 31, 2015. This agreement automatically renews for an additional one-year term at end of the initial term or any subsequent renewal term unless either party provides notice to the other 60 days prior to the last day of the then current term. Among other things, the agreement provides that if employment is terminated for certain reasons set forth in the agreement, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary. In the event that the Company chooses not to renew the agreement, the Chief Executive Officer will be entitled to one-half of the annual base salary as severance.
In December 2014 and January 2015, the Company entered into employment agreements with six other officers or members of the executive team, expiring December 31, 2015. These agreements generally replaced agreements which expired December 31, 2014. Among other things, the agreements provide that if employment is terminated for certain reasons set forth in the agreements, which reasons do not include a change of control, the Company will be required to make a severance payment in an amount equal to the greater of (i) the remaining compensation due through the end of the current term or (ii) one-half of the annual base salary.
The Company’s employees can participate in an employee benefit plan under Section 401(k) of the Internal Revenue Code offered through its Professional Employer Organization.  This plan covers employees in the U.S. who are at least 18 years of age and have been employed by the Company longer than three months.  The Company makes discretionary matching contributions equal to 10% of the employees’ contributions.  Total matching contributions made by the Company during 2014 and 2013 were approximately $10,000 and $13,000, respectively.

Litigation - The Company is from time to time engaged in routine litigation.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management.

One medical/surgical dealer accounts for a significant portion of Medical Products sales. This dealer accounted for 45% and 44% of Medical Products net sales in 2014 and 2013, respectively. On February 27, 2012, The Company was notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolves a reimbursement guidelines dispute with Medicare, which the dealer believes is improperly withholding payments. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing will allow it to continue operating without interruption while it resolves its payment dispute with Medicare as expeditiously as possible. As of December 31, 2013, this dealer owed to the Company approximately $240,000 in pre-petition accounts receivable. In July 2014, pursuant to an arrangement approved by the Bankruptcy Court, this pre-petition accounts receivable balance was paid in full. The Company continues to fill this dealer's post-petition orders, with payments received in accordance with our normal terms.

On April 4, 2014, the Company received a notice from Environmental Research Center, a California non-profit corporation, alleging that the Company failed to include a warning notice related to lead content on labels of certain nutritional products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Sales of products identified in this notice totaled approximately $60,000 for the period covered by the notice. This non-profit organization seeks an agreement from the Company to reformulate or label the listed products distributed in California in accordance with Proposition 65 and pay an appropriate civil penalty related to sales in California of allegedly improperly labeled products since April 4, 2011. The Company is continuing to assess this matter and has established a reserve in an amount deemed adequate by management based on the facts and circumstances of the case.

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

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Nutritional Products segment manufactures and distributes a line of approximately 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the “RBC Life” brand name through subsidiaries in North America and Southeast Asia.  These products are distributed in North America and Southeast Asia by a network of independent Associates and by licensees operating in certain other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

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

Segment information is as follows (in thousands):

	Nutritional Products	Medical Products	Consolidated
Year ended December 31, 2014
Net sales	$22,073	$6,197	$28,270
Depreciation and amortization	519	61	580
Operating profit (loss)	(734)	109	(625)
Capital expenditures	1,074	—	1,074
Total assets	13,192	2,804	15,996
Year ended December 31, 2013
Net sales	$19,084	$6,387	$25,471
Depreciation and amortization	527	61	588
Operating profit (loss)	(792)	167	(625)
Capital expenditures	267	—	267
Total assets	13,861	3,673	17,534

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information summarized geographically based on the customer’s ordering location for the years ended December 31, 2014 and 2013 is listed below (in thousands):

	Net Sales	Long-lived Assets
Year ended December 31, 2014
Domestic	$8,974	$6,309
Russia/Eastern Europe	10,633	—
Canada	1,223	465
Southeast Asia	7,245	375
All others	195	—
Totals	$28,270	$7,149
Year ended December 31, 2013
Domestic	$9,656	$5,862
Russia/Eastern Europe	11,657	—
Canada	1,530	511
Southeast Asia	2,454	143
All others	174	—
Totals	$25,471	$6,516

Significant Customers - The Company recorded sales to CCI, a licensee of the Company, in the amount of $10,633,000 and $11,657,000 for the years ended December 31, 2014 and 2013, respectively.  The Company also recorded sales to a medical/surgical dealer (see Note M) in the amount of $2,814,000 and $2,807,000 for the years ended December 31, 2014 and 2013, respectively.  In no other case did a customer of the Company account for more than 10% of net sales for the years ended December 31, 2014 or 2013.

NOTE O – LOSS PER SHARE

Summarized basic and diluted loss per common share were calculated as follows:

	Net Loss	Shares	Per Share
Year ended December 31, 2014
Basic loss per common share	$(602,811)	2,212,350	$(0.27)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(602,811)	2,212,350	$(0.27)

Year ended December 31, 2013
Basic loss per common share	$(500,005)	2,218,757	$(0.23)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(500,005)	2,218,757	$(0.23)

For 2014 and 2013, the number of stock options that were outstanding but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of our common stock or were otherwise anti-dilutive, was approximately 51,000 and 75,000, respectively.

NOTE P – RELATED PARTY TRANSACTIONS

Debt Guarantees – The Company’s Chairman of the Board has guaranteed a mortgage note of the Company.  The balance of this note was $1,136,000 at December 31, 2014.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Arrangement - The Company's principle licensee is CCI. The president of CCI beneficially owned approximately 18% of the Company’s outstanding common stock at December 31, 2014 and was a member of the Company’s Board of Directors until June 2004. The Company recorded sales to CCI in the amount of $10,633,000 and $11,657,000 for the years ended December 31, 2014 and 2013, respectively.

In August 2014, the Company entered into a two-year exclusive distributorship agreement with CCI. This agreement replaced the 10-year exclusive distributorship agreement between the parties that automatically renewed for a one-year term following expiration of the initial term in July 2014. Pursuant to the new agreement, CCI’s exclusive territory now includes Russia and other countries located primarily in Europe and Central Asia, which represents an expansion of the territory set forth in the former agreement. Under the former agreement, CCI distributed products in a territory comprised mainly of Russia and Eastern Europe.

Also under the former agreement, in consideration of the grant of certain rights, CCI paid the Company a monthly royalty calculated as a percentage of its sales of the Company's products. Under the new agreement, in lieu of a royalty, the prices at which products are sold to CCI were marked up as of the effective date of the agreement to include the royalty so that no additional royalty is due upon the sale of the Company's products by CCI. To affect the transition of royalty calculations from the previous agreement to the new agreement, the Company recognized royalties of $941,000 on a one-time basis, which royalties will be paid over an 18-month period beginning October 2014. Of this $941,000 in royalties, approximately $476,000 was recorded as royalty revenue in the third quarter of 2014 while the remainder was recorded as deferred revenue pending shipment of the related products. Pursuant to the previous agreement, CCI paid royalties to the Company for the years ended December 31, 2014 and 2013 in the amount of $1,444,000 and $1,801,000, respectively, which are included in sales.

In accordance with the terms of both the new agreement and previous agreement, CCI is required to pay a deposit at the time it places an order and then pay the balance when products are segregated in the Company's warehouse for its account. Under the new agreement, CCI is required to pay a 25% deposit with each order. Under the previous agreement, CCI was required to pay a 50% deposit with each order. Deferred revenue associated with CCI’s account, which primarily includes deposits for orders placed with he Company and payments for products held by the Company for shipment to CCI at a later date, totaled $2,138,000 and $3,682,000 at December 31, 2014 and 2013, respectively.

Associate Sales and Marketing System - In December 2013, the Company engaged GSAT, Inc. ("GSATi") to develop a new Associate sales and marketing system, which the Company expects to be deployed during the first quarter of 2015. The Company has made payments to GSATi under the contract totaling approximately $740,000, which represents the full amount due for the contracted system. The founder and CEO of GSATi is a member of the Company's Board of Directors.

RBC Life Sciences, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2014 and 2013 is summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Unaudited - In thousands, except per share data)
2014
Net sales	$5,713	$7,885	$7,515	$7,157
Gross profit	3,182	4,122	4,282	4,052
Net loss	(378)	(7)	(124)	(94)
Loss per share:
Basic	$(0.17)	$(0.00)	$(0.06)	$(0.04)
Diluted	(0.17)	(0.00)	(0.06)	(0.04)

2013
Net sales	$5,691	$6,694	$6,640	$6,446
Gross profit	2,973	2,971	3,036	3,032
Net loss	(8)	(147)	(142)	(203)
Loss per share:
Basic	$(0.00)	$(0.07)	$(0.06)	$(0.09)
Diluted	(0.00)	(0.07)	(0.06)	(0.09)

Exhibit Index

Exhibit Number	Description

10.9	Employment Agreement, dated December 30, 2014, between RBC Life Sciences, Inc. and Steven E. Brown

10.10	Employment Agreement, dated December 29, 2014, between RBC Life Sciences, Inc. and Douglas R. Wheeler

21.1	List of company subsidiaries

23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

** Filed electronically herewith