Form 10-Q
period 2015-03-31
RBC LIFE SCIENCES, INC.
filed 2015-05-14
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.001 par value per share	2,212,350 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$921,897	$1,921,349
Accounts receivable, net of allowance for doubtful accounts of $36,000 and $35,000, respectively	1,352,838	1,285,843
Inventories	4,729,401	4,799,083
Deferred income taxes	378,974	376,925
Prepaid expenses and other current assets	601,428	464,020
Total current assets	7,984,538	8,847,220
Property and equipment, net	4,607,251	4,683,496
Goodwill, net	2,183,009	2,221,347
Intangible assets, net	30,532	39,975
Other assets, net	98,013	203,906
	$14,903,343	$15,995,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,989,990	$2,310,192
Accrued liabilities	1,472,723	1,420,050
Current maturities of long-term obligations	234,014	229,538
Deferred revenue	2,252,174	2,147,290
Total current liabilities	5,948,901	6,107,070
Long-term obligations, less current maturities	846,721	906,809
Deferred income taxes	317,817	556,440
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,212,350 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,212	2,212
Additional paid-in capital	13,713,630	13,713,630
Accumulated deficit	(5,967,082)	(5,417,092)
Accumulated other comprehensive income	41,144	126,875
	7,789,904	8,425,625
	$14,903,343	$15,995,944

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$5,359,810	$5,713,120
Cost of sales	2,310,646	2,531,035
Gross profit	3,049,164	3,182,085
Operating expenses:
General and administrative	2,616,639	2,720,606
Distributor commissions	1,114,942	834,463
Depreciation and amortization	94,157	119,210
Total operating expenses	3,825,738	3,674,279
Operating loss	(776,574)	(492,194)
Interest expense	21,298	25,468
Loss before income taxes	(797,872)	(517,662)
Benefit for income taxes	(247,882)	(139,774)
Net loss	(549,990)	(377,888)

Other comprehensive loss:
Foreign currency translation adjustment	(85,731)	(14,352)
Comprehensive loss	$(635,721)	$(392,240)

Net loss per share:
Basic	$(0.25)	$(0.17)
Diluted	$(0.25)	$(0.17)

Weighted average common shares outstanding:
Basic	2,212,350	2,212,350
Diluted	2,212,350	2,212,350

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(549,990)	$(377,888)
Adjustment for non-cash items:
Depreciation and amortization	112,861	139,451
Stock-based compensation	—	848
Deferred income taxes and other	(248,606)	(141,177)
Change in operating assets and liabilities:
Accounts receivable	(67,072)	(141,869)
Inventories	62,516	(697,306)
Prepaid expenses and other current assets	(145,091)	(53,450)
Other assets	104,431	(43,382)
Accounts payable and accrued liabilities	(242,145)	339,795
Deferred revenue	109,778	(458,523)
Net cash used in operating activities	(863,318)	(1,433,501)
Cash flows from investing activities:
Purchase of property and equipment	(37,649)	(303,665)
Net cash used in investing activities	(37,649)	(303,665)
Cash flows from financing activities:
Payments of long-term obligations	(55,613)	(51,590)
Net cash used in financing activities	(55,613)	(51,590)
Effect of exchange rate changes on cash flows	(42,872)	(26,213)
Net decrease in cash and cash equivalents	(999,452)	(1,814,969)
Cash and cash equivalents, beginning of period	1,921,349	3,745,684
Cash and cash equivalents, end of period	$921,897	$1,930,715

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, "us", “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), previously filed with the Securities and Exchange Commission.

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

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in North America and Southeast Asia.  This product line is marketed under the “RBC Life®” brand name.  In most of these markets, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain other markets in Southeast Asia and Australia, the Company sells its products through a not-for-resale ("NFR") program. Individuals who participate in the NFR program function similarly to Associates in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

Note C – Inventories:

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials and bulk products	$555,469	$370,333
Packaging materials	269,520	253,700
Finished goods	3,904,412	4,175,050
	$4,729,401	$4,799,083

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
Advance payment to suppliers	$229,025	$151,365
Prepaid insurance and other	305,177	239,385
Certificates of deposit - restricted	67,226	73,270
	$601,428	$464,020

At March 31, 2015 and December 31, 2014, the Company held certificates of deposit in the amounts of approximately $67,200 and $73,300, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Building and improvements	$4,035,311	$4,042,897
Computer software and office equipment	3,569,218	3,536,399
Warehouse equipment	254,034	254,034
Automotive equipment	14,717	14,717
	7,873,280	7,848,047
Less – accumulated depreciation	(4,407,202)	(4,305,724)
	3,466,078	3,542,323
Land	1,141,173	1,141,173
	$4,607,251	$4,683,496

Depreciation expense totaled approximately $105,600 and $138,000 for the quarters ended March 31, 2015 and 2014, respectively.

In April 2015, the Company entered into an agreement to sell its headquarters office/warehouse facility located in Irving, Texas for approximately $5.2 million. Pursuant to the terms of this agreement, following the closing of the sale, the Company will lease back the facility from the purchaser through April 2016, while the Company relocates to a new facility. This agreement is cancellable by the prospective purchaser for any reason during an inspection period scheduled to end on May 24, 2015. Accordingly, no assurance can be given that this sale will be completed.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2014	$3,285,689	$(1,064,343)
Currency translation adjustment	(74,809)	36,472
Balance, March 31, 2015	$3,210,880	$(1,027,871)

 Other intangible assets consist of the following:

		March 31, 2015		December 31, 2014
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(72,012)	$99,100	$(70,690)
Business license	1	35,022	(35,022)	37,193	(29,240)
Other	19	12,600	(9,156)	12,600	(8,988)
		$146,722	$(116,190)	$148,893	$(108,918)

Amortization expense related to other intangible assets totaled approximately $7,300 and $4,600 for the quarters ended March 31, 2015 and 2014, respectively. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2015 is as follows:

Remainder of 2015	$4,467
2016	5,957
2017	5,957
2018	5,957
2019	5,957
Thereafter	2,237
$30,532

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Distributor commissions and awards	$890,126	$867,336
Salaries and wages	502,699	468,192
Sales and property taxes	55,211	73,954
Interest	6,979	7,339
Other	17,708	3,229
	$1,472,723	$1,420,050

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	March 31, 2015	December 31, 2014
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors and Chief Executive Officer	$1,080,735	$1,136,347
Less – current maturities	(234,014)	(229,538)
	$846,721	$906,809

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At March 31, 2015, the fair value of fixed-rate long-term debt was approximately $1,165,000, which was $84,000 above the carrying value of approximately $1,081,000.  At December 31, 2014, the fair value of fixed-rate long-term debt was approximately $1,226,000, which was $90,000 above the carrying value of approximately $1,136,000.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  There was no share-based compensation expense recognized for the three months ended March 31, 2015. Share-based compensation was $800 for the three months ended March 31, 2014.  There were no material tax benefits related to share-based compensation expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants during the quarters ended March 31, 2015 or 2014.

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2014	50,896	$4.35
Granted	—	—
Exercised	—	—
Forfeited/canceled	(5,080)	3.83
Outstanding on March 31, 2015	45,816	$4.41	2.7	$—
Exercisable on March 31, 2015	45,816	$4.41	2.7	$—

There wereno non-vested stock options as of March 31, 2015 or changes to non-vested stock options during the three months then ended.

As of March 31, 2015, there was no unrecognized compensation cost related to stock option grants.

Note J – Segments and Geographic Area:

The Company's segments are based on the organizational structure that is used by management for making operating and investment decisions and for assessing performance.  Based on this structure, the Company has two operating segments: Nutritional Products and Medical Products.

The Nutritional Products segment manufactures and distributes a line of approximately 100 nutritional supplements and personal care products, including herbs, vitamins and minerals, as well as natural skin, hair and body care products.  Nutritional Products are marketed under the "RBC Life" brand name through subsidiaries in North America and Southeast Asia.  These products are distributed by a network comprised of independent Associates and NFR program participants in certain markets, primarily North America and Southeast Asia, and by licensees in other international markets.  For the most part, licensees also market the Nutritional Products in their respective territories through a network of independent Associates.

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

Segment information is as follows (U.S. dollars in 000s):

	Nutritional Products	Medical Products	Consolidated
Three Months Ended March 31, 2015
Net sales	$3,849	$1,511	$5,360
Depreciation and amortization	98	15	113
Operating loss	(771)	(6)	(777)
Capital expenditures	38	—	38
Total assets	12,388	2,515	14,903
Three Months Ended March 31, 2014
Net sales	$4,122	$1,591	$5,713
Depreciation and amortization	124	15	139
Operating income (loss)	(544)	52	(492)
Capital expenditures	304	—	304
Total assets	13,290	3,613	16,903

Financial information summarized geographically is as follows (U.S. dollars in 000s):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,057	$6,165	$2,339	$6,114
Russia/Eastern Europe	1,064	—	2,010	—
Canada	210	427	333	491
Southeast Asia	1,967	327	991	239
All others	62	—	40	—
Totals	$5,360	$6,919	$5,713	$6,844

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $1,064,000 and $2,010,000 during the quarters ended March 31, 2015 and 2014, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our common stock. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $507,000 and $680,000 during the quarters ended March 31, 2015 and 2014, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters ended March 31, 2015 and 2014.

Note K – Loss Per Share:

Summarized basic and diluted loss per common share was calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Three Months Ended March 31, 2015
Basic loss per common share	$(549,990)	2,212,350	$(0.25)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(549,990)	2,212,350	$(0.25)
Three Months Ended March 31, 2014
Basic loss per common share	$(377,888)	2,212,350	$(0.17)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(377,888)	2,212,350	$(0.17)

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 46,000 and 69,400 for the quarters ended March 31, 2015 and 2014, respectively.

Note L – Legal Proceedings:

Medical/Surgical Dealer - One medical/surgical dealer accounts for a significant portion of our Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $507,000 and $680,000, or 9% and 12%, of the Company's net sales during the three months ended March 31, 2015 and 2014, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolved a reimbursement guidelines dispute with Medicare, which the dealer believed was improperly withholding payments. The petition stated that this dealer relied on Medicare payments for more than 90% of its revenue and that Medicare had suspended payments to the dealer. In a press release issued by the dealer at the time of the filing, the dealer stated that the Chapter 11 filing would allow it to continue operating without interruption while it resolved its payment dispute with Medicare as expeditiously as possible. In July 2014, pursuant to an arrangement approved by the Bankruptcy Court, this dealer's pre-petition accounts receivable balance was paid in full. We continue to fill this dealer's post-petition orders, with payments received in accordance with our normal terms.

Environmental Research Center - On April 4, 2014, the Company received a notice from Environmental Research Center ("ERC"), a California non-profit corporation, alleging that the Company failed to include a warning notice related to lead content on labels of certain nutritional products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as Proposition 65).

During the first quarter of 2015, the Company and ERC entered into a settlement agreement, which is subject to approval by the Court having jurisdiction over this matter, pursuant to which the Company agreed to modify its labeling of the affected products and pay certain settlement costs. These settlement costs have been recognized in the accompanying condensed consolidated financial statements.

Mannatech - The Company has been notified that Mannatech, Incorporated, a distributor of nutritional supplement products, filed suit against the Company on April 28, 2015 alleging patent infringement with respect to sales of two of the Company's products. The Company is currently assessing this matter and is unable at this time to reasonably estimate the related financial impact.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the 2014 Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements of historical or present facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect", “intend”, “estimate”, “anticipate” or “believe.”  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events.  Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Our forward-looking statements speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance, or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders.

We may experience variations in our actual results, performance, or achievements from quarter to quarter and/or year to year as a result of factors that include the following:

•	The level of recruiting and retention of our associates in the North America and Southeast Asia markets and territories served by our licensees;

•	Variations in the level of business activity generated by our key customers;

•	The opening of new markets;

•	The timing and efficacy of company-sponsored events, promotions, and other marketing and sales initiatives;

•	New product introductions;

•	The negative impact of new regulations or changes in existing regulations domestically and/or internationally that may limit or restrict the sale of certain products;

•	The integration and operation of new information technology systems;

•	The inability to introduce new products or the introduction of new products by competitors;

•	Entry into one or more of our markets by competitors;

•	General conditions in the nutritional supplement industry, the network marketing industry, and the wound care industry; and

•	General economic conditions globally and/or in markets where we or our licensees conduct business.

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2015		2014
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,756	52%	$2,084	36%
Licensees	1,094	20%	2,038	36%
	3,850	72%	4,122	72%
Medical Products	1,510	28%	1,591	28%
	$5,360	100%	$5,713	100%

Associate Network.  Sales in this channel are dependent upon the number and productivity of our Associates.  Accordingly, growth in sales is generally dependent upon the sponsorship of new Associates and retention of existing Associates.  Factors that affect the number of new recruits and active Associates include entry into new geographic markets, introduction of new products, and promotional activities.

The following table sets forth our Associate networks' net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Three Months Ended March 31,
	2015	2014
U.S.	21%	36%
Canada	8	16
Southeast Asia	71	48
	100%	100%

Licensees. In this channel we sell Nutritional Products to third parties who purchase products from us in accordance with a license arrangement that gives the licensee exclusive rights to distribute our products in the licensed territory. For the most part, licensees are required to distribute our products in the licensed territory through network marketing. Net sales in this distribution channel are mainly dependent upon the licensee's success in building a distribution network in the licensed territory.

Our principal licensee is CCI, which accounted for virtually all of our licensees' net sales in the three months ended March 31, 2015 and 2014. Following the completion of a ten-year exclusive distributorship agreement between the parties, in August 2014, the Company entered into a new two-year exclusive distributorship agreement with CCI. Under the new agreement, CCI’s exclusive territory includes Russia and other countries located primarily in Europe and Central Asia. In consideration of the rights granted to CCI under the agreement, CCI is required to purchase certain minimum amounts of products from the Company each year, which minimum amounts are consistent with the previous agreement. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our common stock.

CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, regulatory changes and other logistical considerations. The backlog related to CCI’s account was $4,164,000 and $5,867,000 at March 31, 2015 and 2014, respectively.

Under the previous agreement, CCI was required to pay the Company a monthly royalty calculated as a percentage of its sales of the Company's products. Under the new agreement, in lieu of a royalty, the prices at which products are sold to CCI were marked up to include the royalty so that no additional royalty is due upon the sale of the Company's products by CCI. To affect the transition of royalty calculations under the previous agreement and the new agreement, the Company recognized royalties of $941,000 on a one-time basis in August 2014. Of this amount, approximately $476,000 was recorded as royalty revenue in the third quarter of 2014 while the remainder was recorded as deferred revenue pending shipment of the related products.These royalties are being paid over an 18-month period which began October 2014 in the approximate amount of $52,000 per month.

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

This segment's largest customer, a medical/surgical dealer, accounted for 34% and 43% of the net sales of our Medical Products during the three months ended March 31, 2015 and 2014, respectively. On February 24, 2012, this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Note L - Legal Proceedings in the accompanying condensed consolidated financial statements for further information related to these proceedings.

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

Management believes that there have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	43.1	44.3
Gross profit	56.9	55.7
Operating expenses:
General and administrative	48.8	47.6
Distributor commissions	20.8	14.6
Depreciation and amortization	1.8	2.1
Total operating expenses	71.4	64.3
Operating loss	(14.5)	(8.6)
Interest expense	0.4	0.4
Loss before income taxes	(14.9)	(9.0)
Benefit for income taxes	(4.6)	(2.4)
Net loss	(10.3)%	(6.6)%

Three months ended March 31, 2015 compared with the three months ended March 31, 2014 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the three months ended March 31, 2015 were $5,360 compared with net sales for the same period in 2014 of $5,713, a decrease of $353, or 6%. This decrease resulted from a $272 decrease in net sales of Nutritional Products and an $81 decrease in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a $944 decrease in net sales to our licensees that was partially offset by a $672 increase in net sales through our Associate network.

Associate Network.  Net sales through the Associate network channel increased by $672 during the three months ended March 31, 2015 compared to the same period in 2014. The increase in sales was attributable to sales growth in our Southeast Asia markets, which reported increased sales during the first three months of 2015 of $976. Sales growth in Asia was attributable to the opening of offices in Malaysia and Indonesia in February 2014 and June 2014, respectively. Sales growth in Southeast Asia was partially offset by a $304 decline in North American sales.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $946, or 47%, during the first three months of 2015.  Sales to CCI are impacted by a variety of factors including global economic and political factors, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Medical products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, declined by $173 during the first three months of 2015 compared to the first three months of 2014.  Sales to this dealer in the first three months of 2015 were approximately $507, or 34%, of the net sales of our Medical Products. In February 2012, this customer filed for Chapter 11 bankruptcy protection. See Note L - Legal Proceedings in the accompanying condensed consolidated financial statements for further information related to these proceedings. Sales to other customers increased $92 during the first three months of 2015 primarily due to increased sales of certain collagen-based wound care products.

Cost of sales.  Cost of sales for the three months ended March 31, 2015 was $2,311 compared with $2,531 for the three months ended March 31, 2014, a decrease of $220, or 9%. As a percentage of net sales, cost of sales was approximately 43% in the first three months of 2015 and 44% in the first three months of 2014. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward lower cost Associate network products sales that was partially offset by lower gross margins associated with licensee sales due to a change in product mix.

General and administrative. General and administrative expenses for the three months ended March 31, 2015 were $2,617 compared with expenses in the first three months of 2014 of $2,721, a decrease of $104, or 4%. This decrease was attributable to the one-time write off of certain start up costs associated with our entry into Hong Kong in the first quarter of 2014 that did not recur in the first quarter of 2015 and lower sales and marketing expenses in North America. These expense reductions were partially offset by increased expenses associated with our Malaysia and Indonesia offices that opened in February 2014 and June 2014, respectively. As a percentage of net sales, general and administrative expenses were 49% and 48% in the three months ended March 31, 2015 and 2014, respectively.

Distributor commissions. Distributor commissions were $1,115 for the three months ended March 31, 2015 compared with $834 in the first three months of 2014, an increase of $281, or 34%.  This increase corresponds to the increase in Associate network sales in the first three months of 2015 compared to Associate network sales in the first three months of 2014. With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) were approximately 40% in the first three months of 2015 and 2014.  On a consolidated basis, distributor commissions as a percentage of net sales were 21% and 15% in the three months ended March 31, 2015 and 2014, respectively.

Income taxes.  We recorded income tax benefits of $248 and $140 during the three months ended March 31, 2015 and 2014, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the three months ended March 31, 2015 was $550, or $0.25 per share, compared with a net loss in the first three months of 2014 of $378, or $0.17 per share.

LIQUIDITY AND CAPITAL RESOURCES (U.S. dollars in 000s)

Cash and working capital. During the first three months of 2015, we had a net decrease in cash of $999 compared with a net decrease in cash of $1,815 in the first three months of 2014.  At March 31, 2015, we had working capital of $2,036, a $704 decrease from working capital at December 31, 2014 of $2,740.  During the quarter, working capital and cash fluctuated significantly due to the timing of cash receipts from customers, payments to vendors, and the reasons described below.

Operating activities. In the first three months of 2015, our operating activities used cash flow of $863.  In the first three months of 2014, our operating activities provided cash flow of $1,434.  The net loss adjusted for non-cash activities, including depreciation and amortization, share-based compensation and deferred taxes, used cash flows of $686 and $379 in the first three months of 2015 and 2014, respectively. Cash was also used during the first three months of 2015 to reduce accounts payable and accrued liabilities by $242, which is generally attributable to the normal fluctuation in timing of billings from and payments to suppliers, and to an increase in prepaid expenses by $145, which was primarily attributable to payments in connection with the renewal of insurance contracts and maintenance agreements. These uses of cash were partially offset by cash flow provided by an increase in deferred revenue of $110 in the first three months of 2015, which represented $230 of cash received in March 2015 for Associate network orders that were not shipped until April 2015 that was partially offset by a net decrease in CCI's order deposits and inventory held for later shipment.

Investing activities. During the first three months of 2015, we used $38 for capital expenditures, which was related to the replacement of our Associate Sales and Marketing computer system with a new computer system that was deployed in April 2015. In December 2013, the Company engaged GSAT, Inc. to develop the new Associate Sales and Marketing computer system. The founder and CEO of GSATi is a member of our Board of Directors.

In April 2015, we entered into an agreement to sell our headquarters office/warehouse facility located in Irving, Texas for approximately $5.2 million. Pursuant to the terms of this agreement, following the closing of the sale, we will lease back the facility from the purchaser through April 2016, while we relocate to a new facility. This agreement is cancellable by the prospective purchaser for any reason during an inspection period scheduled to end on May 24, 2015. Accordingly, no assurance can be given that this sale will be completed.

Financing activities. During the first three months of 2015, financing activity included the repayment of long-term debt in the amount of $56. During the first three months of 2014, financing activity included the repayment of long-term debt in the amount of $52.

Share repurchase program. On August 28, 2013, the Company announced that the Board of Directors had authorized a plan to repurchase, at management's discretion, up to 111,000 shares of common stock, representing 5% of the Company's outstanding common stock. The Company's repurchase plan was effective as of that date and expired on February 28, 2015. No common stock repurchase transactions were executed as a result of the share repurchase program.

General liquidity and cash flows. Presently, the Company is considering alternative sources of capital, including bank borrowings, real estate financing and other types of debt or equity financings to facilitate our expansion in Asia and provide flexibility in the event of a decrease in demand for our products, including a decrease in demand from our licensees, which could adversely affect our liquidity. We can give no assurance, however, that we will be able to obtain any additional outside financing or obtain financing on terms we would find commercially acceptable.  During the next 12 months, we have no significant capital expenditures planned .

Other than those factors described above, we are not aware of any trends or uncertainties that would significantly affect our liquidity or capital resources in the future.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), evaluated as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively) concluded that our disclosure controls and procedures, as of March 31, 2015, were effective.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rule 13(a)-15 or Rule 15d-15 of the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer that accounted for approximately $507,000 and $680,000 of the Company's sales during the three months ended March 31, 2015 and 2014, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to these proceedings, which is incorporated herein by reference.

On April 4, 2014, the Company received a notice from Environmental Research Center, a California non-profit corporation alleging that the Company failed to include a warning notice related to lead content on labels of certain Nutritional Products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986. During the first quarter of 2015, the Company and ERC entered into a settlement agreement, which is subject to approval by the Court having jurisdiction over this matter, pursuant to which the Company agreed to modify its labeling of the affected products and pay certain settlement costs. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to this notice, which is incorporated herein by reference.

The Company has been notified that Mannatech, Incorporated, a distributor of nutritional supplement products, filed suit against the Company on April 28, 2015 alleging patent infringement with respect to sales of two of the Company's products. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to this notice, which is incorporated herein by reference.

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

RBC Life Sciences, Inc.
Registrant

May 14, 2015	By:	/s/ Steven E. Brown
Date	Its:	Chief Executive Officer
(principal executive officer)

May 14, 2015	By:	/s/ Daley L. Seeker
Date	Its:	Vice President-Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *❖

101.SCH	XBRL Taxonomy Extension Schema Document *❖

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ❖

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ❖

101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ❖

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ❖

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