Form 10-Q
period 2015-06-30
RBC LIFE SCIENCES, INC.
filed 2015-08-14
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

(972) 893-4000
Registrant's telephone number, including area code

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2015
Common Stock, $0.001 par value per share	2,212,350 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$915,047	$1,921,349
Accounts receivable, net of allowance for doubtful accounts of $37,000 and $35,000, respectively	1,096,800	1,285,843
Inventories	5,106,377	4,799,083
Deferred income taxes	383,279	376,925
Prepaid expenses and other current assets	581,825	464,020
Total current assets	8,083,328	8,847,220
Property and equipment, net	4,456,894	4,683,496
Goodwill, net	2,192,931	2,221,347
Intangible assets, net	29,043	39,975
Other assets, net	97,825	203,906
	$14,860,021	$15,995,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,264,817	$2,310,192
Accrued liabilities	1,317,122	1,420,050
Current maturities of long-term obligations	238,578	229,538
Deferred revenue	2,448,188	2,147,290
Total current liabilities	6,268,705	6,107,070
Long-term obligations, less current maturities	785,336	906,809
Deferred income taxes	243,851	556,440
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,212,350 shares issued and outstanding at June 30, 2015 and December 31, 2014	2,212	2,212
Additional paid-in capital	13,713,630	13,713,630
Accumulated deficit	(6,212,710)	(5,417,092)
Accumulated other comprehensive income	58,997	126,875
	7,562,129	8,425,625
	$14,860,021	$15,995,944

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$6,192,404	$7,885,090	$11,552,214	$13,598,210
Cost of sales	2,692,626	3,762,809	5,003,272	6,293,844
Gross profit	3,499,778	4,122,281	6,548,942	7,304,366
Operating expenses:
General and administrative	2,632,296	2,679,105	5,248,935	5,399,711
Distributor commissions	1,041,888	1,278,347	2,156,830	2,112,810
Depreciation and amortization	130,955	131,639	225,112	250,849
Total operating expenses	3,805,139	4,089,091	7,630,877	7,763,370
Operating income (loss)	(305,361)	33,190	(1,081,935)	(459,004)
Interest expense	20,205	24,456	41,503	49,924
Earnings (loss) before income taxes	(325,566)	8,734	(1,123,438)	(508,928)
Provision (benefit) for income taxes	(79,938)	15,378	(327,820)	(124,396)
Net loss	(245,628)	(6,644)	(795,618)	(384,532)

Other comprehensive income (loss):
Foreign currency translation adjustment	17,853	8,627	(67,878)	(5,725)
Comprehensive income (loss)	$(227,775)	$1,983	$(863,496)	$(390,257)

Net loss per share:
Basic	$(0.11)	$(0.00)	$(0.36)	$(0.17)
Diluted	$(0.11)	$(0.00)	$(0.36)	$(0.17)

Weighted average common shares outstanding:
Basic	2,212,350	2,212,350	2,212,350	2,212,350
Diluted	2,212,350	2,212,350	2,212,350	2,212,350

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(795,618)	$(384,532)
Adjustment for non-cash items:
Depreciation and amortization	262,238	290,300
Stock-based compensation	—	2,107
Deferred income taxes and other	(329,441)	(137,621)
Change in operating assets and liabilities:
Accounts receivable	188,808	67,300
Inventories	(324,306)	(411,417)
Prepaid expenses and other current assets	(40,247)	(56,962)
Other assets	104,268	(56,092)
Accounts payable and accrued liabilities	(207,666)	1,027,201
Deferred revenue	305,200	(1,203,766)
Net cash used in operating activities	(836,764)	(863,482)
Cash flows from investing activities:
Purchase of property and equipment	(37,649)	(636,170)
Net cash used in investing activities	(37,649)	(636,170)
Cash flows from financing activities:
Payments of long-term obligations	(112,433)	(104,186)
Net cash used in financing activities	(112,433)	(104,186)
Effect of exchange rate changes on cash flows	(19,456)	(28,675)
Net decrease in cash and cash equivalents	(1,006,302)	(1,632,513)
Cash and cash equivalents, beginning of period	1,921,349	3,745,684
Cash and cash equivalents, end of period	$915,047	$2,113,171

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Unaudited Condensed Consolidated Financial Statements:

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, of RBC Life Sciences, Inc. (sometimes hereinafter referred to collectively as “we”, “our”, "us", “RBC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and disclosures that are normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), previously filed with the Securities and Exchange Commission. All references to dollars shall mean U.S. dollars.

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

Note C – Inventories:

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials and bulk products	$417,779	$370,333
Packaging materials	256,319	253,700
Finished goods	4,432,279	4,175,050
	$5,106,377	$4,799,083

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
Advance payment to suppliers	$109,125	$151,365
Prepaid insurance and other	403,909	239,385
Certificates of deposit - restricted	68,791	73,270
	$581,825	$464,020

At June 30, 2015 and December 31, 2014, the Company held certificates of deposit in the amounts of approximately $68,800 and $73,300, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
Building and improvements	$4,032,944	$4,042,897
Computer software and office equipment	2,467,924	3,536,399
Warehouse equipment	254,034	254,034
Automotive equipment	14,717	14,717
	6,769,619	7,848,047
Less – accumulated depreciation	(3,453,898)	(4,305,724)
	3,315,721	3,542,323
Land	1,141,173	1,141,173
	$4,456,894	$4,683,496

Depreciation expense totaled approximately $146,000 and $149,400 for the quarters ended June 30, 2015 and 2014, respectively, and $251,600 and $287,300 for the six months ended June 30, 2015 and 2014, respectively.

On July 15, 2015, the Company completed the previously announced sale of its headquarters building and related parcel of land in Irving, Texas for approximately $5.18 million. After repayment of outstanding mortgage debt of approximately $1.13 million secured by this facility and payment of other closing costs and adjustments, the Company received net cash proceeds of approximately $3.75 million. Effective upon closing of this sale, the Company entered into an agreement to lease back the facility from the purchaser under a lease that provides, among other things, a lease term ending April 30, 2016 and rent of approximately $35,000 per month.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2014	$3,285,689	$(1,064,343)
Currency translation adjustment	(55,448)	27,033
Balance, June 30, 2015	$3,230,241	$(1,037,310)

 Other intangible assets consist of the following:

		June 30, 2015		December 31, 2014
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(73,333)	$99,100	$(70,690)
Business license	1	34,398	(34,398)	37,193	(29,240)
Other	19	12,600	(9,324)	12,600	(8,988)
		$146,098	$(117,055)	$148,893	$(108,918)

Amortization expense related to other intangible assets totaled approximately $3,300 and $11,100 for the quarters ended June 30, 2015 and 2014, respectively, and $10,600 and $15,700 for the six months ended June 30, 2015 and 2014, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2015 is as follows:

Remainder of 2015	$2,978
2016	5,957
2017	5,957
2018	5,957
2019	5,957
Thereafter	2,237
$29,043

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Distributor commissions and awards	$785,263	$867,336
Salaries and wages	432,956	468,192
Sales and property taxes	79,034	73,954
Interest	6,612	7,339
Other	13,257	3,229
	$1,317,122	$1,420,050

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	June 30, 2015	December 31, 2014
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$1,023,914	$1,136,347
Less – current maturities	(238,578)	(229,538)
	$785,336	$906,809

The fair value of long-term debt is estimated based on interest rates for the same or similar instruments offered having the same or similar maturities and collateral requirements.  At June 30, 2015, the fair value of fixed-rate long-term debt was approximately $1,095,000, which was $71,000 above the carrying value of approximately $1,024,000.  At December 31, 2014, the fair value of fixed-rate long-term debt was approximately $1,226,000, which was $90,000 above the carrying value of approximately $1,136,000.

As more fully described in Note E, this mortgage note was fully paid in July 2015 in connection with the sale of the land and building that secured the note.

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  There was no share-based compensation expense recognized for the quarters ended June 30, 2015 or 2014, or the six months ended June 30, 2015. Share-based compensation was $2,100 for the six months ended June 30, 2014.  There were no material tax benefits related to share-based compensation expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants during the quarters or six months ended June 30, 2015 or 2014.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2014	50,896	$4.35
Granted	—	—
Exercised	—	—
Forfeited/canceled	(5,080)	3.83
Outstanding on June 30, 2015	45,816	$4.41	2.2	$900
Exercisable on June 30, 2015	45,816	$4.41	2.2	$900

There were no non-vested stock options as of June 30, 2015 or changes to non-vested stock options during the six months then ended.

As of June 30, 2015, there was no unrecognized compensation cost related to stock option grants.

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

The Company evaluates the performance of its segments primarily based on operating income (loss).  All intercompany transactions have been eliminated, and intersegment revenues are not significant.  In calculating operating income (loss) for these two segments, administrative expenses incurred that are common to the two segments are allocated on a usage basis.

Segment information is as follows (U.S. dollars in 000s):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended June 30, 2015
Net sales	$4,560	$1,632	$6,192
Depreciation and amortization	134	15	149
Operating income (loss)	(387)	82	(305)
Capital expenditures	—	—	—
Total assets	12,171	2,689	14,860
Quarter Ended June 30, 2014
Net sales	$6,392	$1,493	$7,885
Depreciation and amortization	135	16	151
Operating income (loss)	48	(15)	33
Capital expenditures	333	—	333
Total assets	13,655	3,089	16,744
Six Months Ended June 30, 2015
Net sales	$8,409	$3,143	$11,552
Depreciation and amortization	232	30	262
Operating income (loss)	(1,158)	76	(1,082)
Capital expenditures	38	—	38
Total assets	12,171	2,689	14,860
Six Months Ended June 30, 2014
Net sales	$10,514	$3,084	$13,598
Depreciation and amortization	259	31	290
Operating income (loss)	(496)	37	(459)
Capital expenditures	636	—	636
Total assets	13,655	3,089	16,744

Financial information summarized geographically is as follows (U.S. dollars in 000s):

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,311	$6,043	$2,219	$6,087
Russia/Eastern Europe	1,865	—	3,342	—
Canada	202	437	328	505
Southeast Asia	1,735	297	1,937	456
All others	79	—	59	—
Totals	$6,192	$6,777	$7,885	$7,048

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$4,368	$6,043	$4,533	$6,087
Russia/Eastern Europe	2,929	—	5,352	—
Canada	412	437	661	505
Southeast Asia	3,702	297	2,928	456
All others	141	—	124	—
Totals	$11,552	$6,777	$13,598	$7,048

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $1,865,000 and $3,342,000 during the quarters ended June 30, 2015 and 2014, respectively, and $2,929,000 and $5,352,000 during the six months ended June 30, 2015 and 2014, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our common stock. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $574,000 and $711,000 during the quarters ended June 30, 2015 and 2014, respectively, and $1,081,000 and $1,391,000 during the six months ended June 30, 2015 and 2014, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or six months ended June 30, 2015 and 2014.

Foreign Currency Translation

The local currency is the functional currency for the Company’s foreign operations. Related assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet date, and revenues and expenses are translated at weighted-average exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income (loss).

Note K – Loss Per Share:

Summarized basic and diluted loss per common share was calculated as follows:

	Net Loss	Weighted Average Shares	Per Share
Quarter Ended June 30, 2015
Basic loss per common share	$(245,628)	2,212,350	$(0.11)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(245,628)	2,212,350	$(0.11)
Quarter Ended June 30, 2014
Basic loss per common share	$(6,644)	2,212,350	$(0.00)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(6,644)	2,212,350	$(0.00)
Six Months Ended June 30, 2015
Basic loss per common share	$(795,618)	2,212,350	$(0.36)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(795,618)	2,212,350	$(0.36)
Six Months Ended June 30, 2014
Basic loss per common share	$(384,532)	2,212,350	$(0.17)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(384,532)	2,212,350	$(0.17)

The average number of stock options that were outstanding, but not included in the computation of diluted loss per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 46,000 and 61,400 for the quarters and six months ended June 30, 2015 and 2014, respectively.

Note L – Legal Proceedings:

Medical/Surgical Dealer - One medical/surgical dealer accounts for a significant portion of our Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $1,081,000 and $1,391,000, or 9% and 10%, of the Company's net sales during the six months ended June 30, 2015 and 2014, respectively.

On February 27, 2012, we were notified that this dealer filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California on February 24, 2012. According to its bankruptcy petition, this dealer filed its petition as the most effective means of stabilizing its finances as it resolved a reimbursement guidelines dispute with Medicare, which the dealer believed was improperly withholding payments. In July 2014, pursuant to an arrangement approved by the Bankruptcy Court, this dealer's pre-petition accounts receivable balance was paid in full. In May 2015, this dealer emerged from bankruptcy following the Bankruptcy Court's confirmation of its plan of reorganization.

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

During the first quarter of 2015, the Company and ERC entered into a settlement agreement, which was approved by the Court having jurisdiction over this matter, pursuant to which the Company agreed to modify its labeling of the affected products and pay certain settlement costs. These settlement costs have been recognized in the accompanying condensed consolidated financial statements.

Mannatech - On April 28, 2015, Mannatech, Incorporated, a distributor of nutritional supplement products, filed suit against the Company alleging patent infringement with respect to sales of two of the Company's products. In July 2015, the parties entered into a settlement agreement and the suit was dismissed.

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

FORWARD-LOOKING STATEMENTS

The statements included in this report, other than statements of historical or present facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act").  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect", “intend”, “estimate”, “anticipate” or “believe.”  These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events.  Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Our forward-looking statements speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance, or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders.

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

OVERVIEW

The following discussion should be read in conjunction with management’s discussion and analysis contained in the 2014 Form 10-K, and with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended June 30,
	2015		2014
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,647	43%	$3,016	38%
Licensees	1,912	31%	3,376	43%
	4,559	74%	6,392	81%
Medical Products	1,633	26%	1,493	19%
	$6,192	100%	$7,885	100%

	Six Months Ended June 30,
	2015		2014
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$5,403	47%	$5,100	37%
Licensees	3,006	26%	5,414	40%
	8,409	73%	10,514	77%
Medical Products	3,143	27%	3,084	23%
	$11,552	100%	$13,598	100%

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

	Six Months Ended June 30,
	2015	2014
U.S.	24%	30%
Canada	8	13
Southeast Asia	68	57
	100%	100%

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

Our principal licensee is CCI, which accounted for virtually all of our licensees' net sales in the six months ended June 30, 2015 and 2014. Following the completion of a ten-year exclusive distributorship agreement between the parties, in August 2014, the Company entered into a new two-year exclusive distributorship agreement with CCI. Under the new agreement, CCI’s exclusive territory includes Russia and other countries located primarily in Europe and Central Asia. In consideration of the rights granted to CCI under the agreement, CCI is required to purchase certain minimum amounts of products from the Company each year, which minimum amounts are consistent with the previous agreement. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our common stock.

CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, regulatory changes and other logistical considerations. The backlog related to CCI’s account was $3,093,000 and $3,907,000 at June 30, 2015 and 2014, respectively.

Under the previous agreement, CCI was required to pay the Company a monthly royalty calculated as a percentage of its sales of the Company's products. Under the new agreement, in lieu of a royalty, the prices at which products are sold to CCI were marked up to include the royalty so that no additional royalty is due upon the sale of the Company's products by CCI. To affect the transition of royalty calculations under the previous agreement and the new agreement, the Company recognized royalties of $941,000 on a one-time basis in August 2014. Of this amount, approximately $476,000 was recorded as royalty revenue in the third quarter of 2014 while the remainder was recorded as deferred revenue pending shipment of the related products. These royalties are being paid over an 18-month period which began October 2014 in the approximate amount of $52,000 per month.

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

This segment's largest customer, a medical/surgical dealer, accounted for 34% and 45% of the net sales of our Medical Products during the six months ended June 30, 2015 and 2014, respectively. In May 2015, this dealer emerged from bankruptcy after having filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2012. See Note L - Legal Proceedings in the accompanying condensed consolidated financial statements for further information related to these proceedings.

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

Management believes that there have been no significant changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.5	47.7	43.3	46.3
Gross profit	56.5	52.3	56.7	53.7
Operating expenses:
General and administrative	42.5	34.0	45.5	39.8
Distributor commissions	16.8	16.2	18.7	15.5
Depreciation and amortization	2.1	1.7	1.9	1.8
Total operating expenses	61.4	51.9	66.1	57.1
Operating income (loss)	(4.9)	0.4	(9.4)	(3.4)
Interest expense	0.4	0.3	0.3	0.3
Earnings (loss) before income taxes	(5.3)	0.1	(9.7)	(3.7)
Provision (benefit) for income taxes	(1.3)	0.2	(2.8)	(0.9)
Net loss	(4.0)%	(0.1)%	(6.9)%	(2.8)%

Quarter ended June 30, 2015 compared with the quarter ended June 30, 2014 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the quarter ended June 30, 2015 were $6,192 compared with net sales for the same period in 2014 of $7,885, a decrease of $1,693, or 21%. This decrease resulted from a $1,833 decrease in net sales of Nutritional Products that was partially offset by a $140 decrease in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a $369 decrease in net sales through our Associate network and a $1,464 decrease in net sales to our licensees.

Associate Network.  Overall, net sales through the Associate network channel decreased by $369 during the second quarter of 2015 compared to the same period in 2014. This decrease in sales was primarily attributable to a $198 decline in Taiwan sales and a $167 decline in North American sales. Associate network sales during the second quarter of 2015 were negatively affected by certain operating issues that arose in connection with the deployment of a new computer system in April 2015. These operating issues were largely resolved by the end of the second quarter.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $1,477, or 44%, during the second quarter of 2015.  Sales to CCI are impacted by a variety of factors including global economic trends, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Medical products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, declined $137 during the second quarter of 2015 compared to the second quarter of 2014.  Sales to this dealer in the second quarter of 2015 were approximately $574, or 35%, of the net sales of our Medical Products. In May 2015, the dealer emerged from bankruptcy after having filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2012. See Note L - Legal Proceedings for further information related to these proceedings. The decrease in sales to this distributor was more than offset by an increase in sales to other customers of $277. This sales increase was primarily attributable to increased sales of certain collagen-based wound care products.

Cost of sales.  Cost of sales for the quarter ended June 30, 2015 was $2,693 compared with $3,763 for the quarter ended June 30, 2014, a decrease of $1,070, or 28%. As a percentage of net sales, cost of sales was approximately 44% in the second quarter of 2015 and 48% in the second quarter of 2014. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward lower cost Associate network and Medical Products sales from higher cost licensee sales.

General and administrative. General and administrative expenses for the quarter ended June 30, 2015 were $2,632 compared with expenses in the second quarter of 2014 of $2,679, a decrease of $47, or 2%. This decrease was primarily attributable to lower incentive and promotional expenses that was partially offset by higher foreign exchange losses. As a percentage of net sales, general and administrative expenses were 43% and 34% in the quarters ended June 30, 2015 and 2014, respectively.

Distributor commissions. Distributor commissions were $1,042 for the quarter ended June 30, 2015 compared with $1,278 in the second quarter of 2014, a decrease of $236, or 18%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) decreased to approximately 39% in the second quarter of 2015 compared to 42% in the same period in 2014.  This decrease was primarily attributable to lower commissions paid as a result of the sales decline during the quarter. On a consolidated basis, distributor commissions as a percentage of net sales were 17% and 16% in the quarters ended June 30, 2015 and 2014, respectively.

Income taxes.  We recorded a benefit for income taxes of $80 and a provision for income taxes of $15 during the quarters ended June 30, 2015 and 2014, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the quarter ended June 30, 2015 was $246, or $0.11 per share, compared with a net loss in the second quarter of 2014 of $7, or $0.00 per share.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the six months ended June 30, 2015 were $11,552 compared with net sales for the same period in 2014 of $13,598, a decrease of $2,046, or 15%. This decrease resulted from a $2,105 decrease in net sales of Nutritional Products that was partially offset by a $59 increase in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a $2,408 decrease in net sales to our licensees that was partially offset by a $303 increase in net sales through our Associate network.

Associate network.  Net sales through the Associate network channel increased by $303 during the six months ended June 30, 2015 compared to the same period in 2014. The increase in sales was due to sales growth in our Southeast Asia markets, which reported increased sales during the first six months of 2015 of $774. Sales growth in Asia was attributable to the opening of offices in Malaysia and Indonesia in February 2014 and June 2014, respectively. Sales growth in Southeast Asia was partially offset by a $471 decline in North American sales.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $2,423, or 45%, during the first six months of 2015.  Sales to CCI are impacted by a variety of factors including global economic and political factors, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Medical Products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, declined by $310 during the first six months of 2015 compared to the first six months of 2014.  Sales to this dealer in the first six months of 2015 were approximately $1,081, or 34%, of the net sales of our Medical Products. In May 2015, the dealer emerged from bankruptcy after having filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2012. See Note L - Legal Proceedings in the accompanying condensed consolidated financial statements for further information related to these proceedings. Sales to other customers increased $369 during the first six months of 2015 primarily due to increased sales of certain collagen-based wound care products.

Cost of sales.  Cost of sales for the six months ended June 30, 2015 was $5,003 compared with $6,294 for the six months ended June 30, 2014, a decrease of $1,291, or 21%. As a percentage of net sales, cost of sales was approximately 43% in the first six months of 2015 and 46% in the first six months of 2014. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward lower cost Associate network and Medical Products from higher cost licensee sales.

General and administrative. General and administrative expenses for the six months ended June 30, 2015 were $5,249 compared with expenses in the first six months of 2014 of $5,400, a decrease of $151, or 3%. This decrease was attributable to the one-time write off of certain start up costs associated with our entry into Hong Kong in the first quarter of 2014 that did not recur in 2015 and lower sales and marketing expenses in North America. These expense reductions were partially offset by increased expenses associated with our Malaysia and Indonesia offices that opened in February 2014 and June 2014, respectively. As a percentage of net sales, general and administrative expenses were 46% and 40% in the six months ended June 30, 2015 and 2014, respectively.

Distributor commissions. Distributor commissions were $2,157 for the six months ended June 30, 2015 compared with $2,113 in the first six months of 2014, an increase of $44, or 2%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) were approximately 39% in the first six months of 2015 and 41% in the first six months 2014.  On a consolidated basis, distributor commissions as a percentage of net sales were 19% and 16% in the six months ended June 30, 2015 and 2014, respectively.

Income taxes.  We recorded income tax benefits of $328 and $124 during the six months ended June 30, 2015 and 2014, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the six months ended June 30, 2015 was $796, or $0.36 per share, compared with a net loss in the first six months of 2014 of $385, or $0.17 per share.

LIQUIDITY AND CAPITAL RESOURCES (U.S. dollars in 000s)

Cash and working capital. During the first six months of 2015, we had a net decrease in cash of $1,006 compared with a net decrease in cash of $1,633 in the first six months of 2014.  At June 30, 2015, we had working capital of $1,815, a $925 decrease from working capital at December 31, 2014 of $2,740.  During the first six months of 2015, working capital and cash fluctuated significantly due to the timing of cash receipts from customers, payments to vendors, and the reasons described below.

Operating activities. In the first six months of 2015, our operating activities used cash flow of $837.  In the first six months of 2014, our operating activities used cash flow of $863.  The net loss adjusted for non-cash activities, including depreciation and amortization, share-based compensation and deferred taxes, used cash flows of $863 and $230 in the first six months of 2015 and 2014, respectively. Cash was also used during the first six months of 2015 to increase inventories by $324, which was primarily related to additional inventory in Southeast Asia required to support current sales levels, and reduce accounts payable and accrued liabilities by $208, which is generally attributable to the normal fluctuation in timing of billings from and payments to suppliers. These uses of cash were partially offset by cash flow provided by an increase in deferred revenue of $305 in the first six months of 2015, which was primarily related to an increase in inventory held for later shipment to CCI, and a decline in accounts receivable of $189, which is generally attributable to the normal fluctuation in timing of billings to and payments from customers.

Investing activities. During the first six months of 2015, we used $38 for capital expenditures, which was related to the replacement of our Associate Sales and Marketing computer system with a new computer system that was deployed in April 2015. In December 2013, the Company engaged GSAT, Inc. to develop the new Associate Sales and Marketing computer system. The founder and CEO of GSAT, Inc. is a member of our Board of Directors.

On July 15, 2015, we completed the previously announced sale of our headquarters office/warehouse facility located in Irving, Texas for approximately $5.18. After repayment of outstanding mortgage debt of approximately $1.13 secured by this facility and payment of other closing costs and adjustments, we received net cash proceeds of approximately $3.75. Effective upon closing of this sale, we entered into an agreement to lease back the facility from the purchaser under a lease that expires on April 30, 2016.

Financing activities. During the first six months of 2015, financing activity included the repayment of long-term debt in the amount of $112. During the first six months of 2014, financing activity included the repayment of long-term debt in the amount of $104.

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

General liquidity and cash flows. Presently, the Company is considering alternative sources of capital, including bank borrowings, and other types of debt or equity financings to facilitate our expansion in Asia and provide flexibility in the event of a decrease in demand for our products, including a decrease in demand from our licensees, which could adversely affect our liquidity. We can give no assurance, however, that we will be able to obtain any additional outside financing or obtain financing on terms we would find commercially acceptable.  During the next 12 months, we have no significant capital expenditures planned.

Other than those factors described above, we are not aware of any trends or uncertainties that would significantly affect our liquidity or capital resources in the future.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), evaluated as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively) concluded that our disclosure controls and procedures, as of June 30, 2015, were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rule 13(a)-15 or Rule 15d-15 of the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer that accounted for approximately $1,081,000 and $1,391,000 of the Company's sales during the six months ended June 30, 2015 and 2014, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to these proceedings, which is incorporated herein by reference.

On April 4, 2014, the Company received a notice from Environmental Research Center, a California non-profit corporation alleging that the Company failed to include a warning notice related to lead content on labels of certain Nutritional Products sold in California as required under California's Safe Drinking Water and Toxic Enforcement Act of 1986. During the first quarter of 2015, the Company and ERC entered into a settlement agreement, which was approved by the Court having jurisdiction over this matter, pursuant to which the Company agreed to modify its labeling of the affected products and pay certain settlement costs. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to this notice, which is incorporated herein by reference.

On April 28, 2015, Mannatech, Incorporated, a distributor of nutritional supplement products, filed suit against the Company alleging patent infringement with respect to sales of two of the Company's products. In July 2015, the parties entered into a settlement agreement and the suit was dismissed.

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

RBC Life Sciences, Inc.
Registrant

August 14, 2015	By:	/s/ Steven E. Brown
Date	Its:	Chief Executive Officer
(principal executive officer)

August 14, 2015	By:	/s/ Daley L. Seeker
Date	Its:	Vice President-Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
3.1	Amended Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2014)

3.2	Amended By-laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2014)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed or furnished electronically herewith.