Form 10-Q
period 2015-09-30
RBC LIFE SCIENCES, INC.
filed 2015-11-16
CIK 830052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2015
Common Stock, $0.001 par value per share	2,212,350 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,091,450	$1,921,349
Accounts receivable, net of allowance for doubtful accounts of $38,000 and $35,000, respectively	1,173,918	1,285,843
Inventories	4,994,773	4,799,083
Deferred income taxes	404,845	376,925
Prepaid expenses and other current assets	544,949	464,020
Total current assets	9,209,935	8,847,220
Property and equipment, net	1,340,503	4,683,496
Goodwill, net	2,158,638	2,221,347
Intangible assets, net	27,554	39,975
Other assets, net	95,012	203,906
	$12,831,642	$15,995,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,135,288	$2,310,192
Accrued liabilities	1,214,797	1,420,050
Current maturities of long-term obligations	—	229,538
Deferred revenue	1,913,307	2,147,290
Total current liabilities	4,263,392	6,107,070
Long-term obligations, less current maturities	—	906,809
Deferred income taxes	529,400	556,440
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,212,350 shares issued and outstanding at September 30, 2015 and December 31, 2014	2,212	2,212
Additional paid-in capital	13,713,630	13,713,630
Accumulated deficit	(5,881,961)	(5,417,092)
Accumulated other comprehensive income	204,969	126,875
	8,038,850	8,425,625
	$12,831,642	$15,995,944

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$5,405,885	$7,514,574	$16,958,099	$21,112,784
Cost of sales	2,283,152	3,232,259	7,286,424	9,526,103
Gross profit	3,122,733	4,282,315	9,671,675	11,586,681
Operating expenses:
General and administrative	3,127,469	2,836,410	8,339,254	8,196,669
Distributor commissions	1,010,214	1,363,060	3,167,044	3,475,870
Depreciation and amortization	129,921	160,894	392,183	451,195
Gain on sale of building	(1,706,878)	—	(1,706,878)	—
Total operating expenses	2,560,726	4,360,364	10,191,603	12,123,734
Operating income (loss)	562,007	(78,049)	(519,928)	(537,053)
Interest expense	—	23,424	41,503	73,348
Earnings (loss) before income taxes	562,007	(101,473)	(561,431)	(610,401)
Provision (benefit) for income taxes	231,258	22,167	(96,562)	(102,229)
Net earnings (loss)	330,749	(123,640)	(464,869)	(508,172)

Other comprehensive income (loss):
Foreign currency translation adjustment	145,972	(13,970)	78,094	(19,695)
Comprehensive income (loss)	$476,721	$(137,610)	$(386,775)	$(527,867)

Net earnings (loss) per share:
Basic	$0.15	$(0.06)	$(0.21)	$(0.23)
Diluted	$0.15	$(0.06)	$(0.21)	$(0.23)

Weighted average common shares outstanding:
Basic	2,212,350	2,212,350	2,212,350	2,212,350
Diluted	2,212,350	2,212,350	2,212,350	2,212,350

See notes to condensed consolidated financial statements.

RBC LIFE SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(464,869)	$(508,172)
Adjustment for non-cash items:
Depreciation and amortization	392,183	451,195
Stock-based compensation	—	2,107
Deferred income taxes and other	(104,411)	(104,470)
Gain on sale of building	(1,706,878)	—
Change in operating assets and liabilities:
Accounts receivable	110,773	(341,765)
Inventories	(307,899)	120,398
Prepaid expenses and other current assets	(27,737)	89,991
Other assets	102,021	(318,867)
Accounts payable and accrued liabilities	(1,365,517)	1,077,740
Deferred revenue	(217,879)	(1,763,098)
Net cash used in operating activities	(3,590,213)	(1,294,941)
Cash flows from investing activities:
Purchase of property and equipment	(180,144)	(870,588)
Purchase of intangible assets	—	(40,508)
Proceeds from sale of equipment	4,818,756	—
Net cash provided by (used in) investing activities	4,638,612	(911,096)
Cash flows from financing activities:
Payments of long-term obligations	(1,136,347)	(157,807)
Proceeds from exercise of stock options	—	—
Net cash used in financing activities	(1,136,347)	(157,807)
Effect of exchange rate changes on cash flows	258,049	16,488
Net increase (decrease) in cash and cash equivalents	170,101	(2,347,356)
Cash and cash equivalents, beginning of period	1,921,349	3,745,684
Cash and cash equivalents, end of period	$2,091,450	$1,398,328

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

Note B – Nature of Operations and Organization:

The Company is principally engaged in the marketing of nutritional supplements and personal care products (collectively “Nutritional Products”) through subsidiaries in North America and Southeast Asia and through licensees in Russia/Eastern Europe.  This product line is marketed under the “RBC Life®” brand name.  In most of these markets, the Company markets its products through a network of distributors that are referred to as “Associates.”  The Associates are independent contractors who purchase products for personal use, purchase products for resale to retail customers and sponsor other individuals as Associates.  Accordingly, Associates may be product consumers only or they may also seek to derive compensation both from the direct sales of products and from sales generated by sponsored Associates. In certain other markets in Southeast Asia and Australia, the Company sells its products through a not-for-resale ("NFR") program. Individuals who participate in the NFR program function similarly to Associates in that they can sponsor others and derive compensation from sales generated by individuals they sponsor. However, they may only order products for personal use and may not resell products to retail customers.

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

In addition to its Nutritional Products, RBC markets a line of wound care products (“Medical Products”) under the "MPM MedicalTM" brand name through a U.S. subsidiary.  Medical Products are distributed primarily in the U.S. to hospitals, nursing homes, clinics and pharmacies through traditional medical/surgical supply dealers, pharmaceutical distributors and the Company's own sales representatives.  Medical Products are used to treat and manage pain associated with wounds in the acute care, long-term care and oncology markets.

Note C – Inventories:

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials and bulk products	$390,389	$370,333
Packaging materials	248,938	253,700
Finished goods	4,355,446	4,175,050
	$4,994,773	$4,799,083

Note D – Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
Advance payment to suppliers	$163,746	$151,365
Prepaid insurance and other	317,818	239,385
Certificates of deposit - restricted	63,385	73,270
	$544,949	$464,020

At September 30, 2015 and December 31, 2014, the Company held certificates of deposit in the amounts of approximately $63,400 and $73,300, respectively, which were pledged to secure surety bonds.

Note E – Property and Equipment:

Property and equipment consists of the following:

	September 30, 2015	December 31, 2014
Building and improvements	$—	$3,834,192
Computer software and office equipment	2,586,257	3,536,399
Warehouse equipment	254,034	254,034
Automotive equipment	14,717	14,717
Leasehold improvements	191,057	208,705
	3,046,065	7,848,047
Less – accumulated depreciation	(1,705,562)	(4,305,724)
	1,340,503	3,542,323
Land	—	1,141,173
	$1,340,503	$4,683,496

Depreciation expense totaled approximately $128,800 and $137,100 for the quarters ended September 30, 2015 and 2014, respectively, and $380,400 and $424,400 for the nine months ended September 30, 2015 and 2014, respectively.

On July 15, 2015, the Company completed the previously announced sale of its headquarters building and related parcel of land in Irving, Texas for approximately $5.18 million. After repayment of outstanding mortgage debt of approximately $1.13 million secured by this facility and payment of other closing costs and adjustments, the Company received net cash proceeds of approximately $3.75 million. Effective upon closing of this sale, the Company entered into an agreement to lease back the facility from the purchaser under a lease that provides for, among other things, a lease term ending April 30, 2016 and rent of approximately $35,000 per month.

Note F – Goodwill and Other Intangible Assets:

The Company measures its goodwill for impairment at the end of each year or in the event of an impairment indicator.  No impairment losses have been recognized as a result of this testing.  Goodwill balances are summarized as follows:

	Gross Carrying Value	Accumulated Amortization
Balance, December 31, 2014	$3,285,689	$(1,064,343)
Currency translation adjustment	(122,366)	59,658
Balance, September 30, 2015	$3,163,323	$(1,004,685)

 Other intangible assets consist of the following:

		September 30, 2015		December 31, 2014
	Average Life (years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Copyrights, trademarks and other registrations	19	$99,100	$(74,654)	$99,100	$(70,690)
Business license	1	29,133	(29,133)	37,193	(29,240)
Other	19	12,600	(9,492)	12,600	(8,988)
		$140,833	$(113,279)	$148,893	$(108,918)

Amortization expense related to other intangible assets totaled approximately $1,200 and $10,600 for the quarters ended September 30, 2015 and 2014, respectively, and $11,800 and $26,300 for the nine months ended September 30, 2015 and 2014, respectively. The aggregate estimated amortization expense for intangible assets remaining as of September 30, 2015 is as follows:

Remainder of 2015	$1,489
2016	5,957
2017	5,957
2018	5,957
2019	5,957
Thereafter	2,237
$27,554

Note G – Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Distributor commissions and awards	$804,892	$867,336
Salaries and wages	370,240	468,192
Sales and property taxes	33,780	73,954
Interest	—	7,339
Other	5,885	3,229
	$1,214,797	$1,420,050

Note H – Long-Term Obligations:

Long-term obligations consist of the following:

	September 30, 2015	December 31, 2014
Mortgage note payable bearing interest at 7.75%, payable in monthly installments of $25,797 through April 2019, collateralized by land and building, and personally guaranteed by the Company’s Chairman of the Board of Directors	$—	$1,136,347
Less – current maturities	—	(229,538)
	$—	$906,809

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

Note I – Share-Based Compensation:

The Company records compensation expense for all share-based payments based on the estimated grant date fair value.  There was no share-based compensation expense recognized for the quarters ended September 30, 2015 or 2014, or the nine months ended September 30, 2015. Share-based compensation was $2,100 for the nine months ended September 30, 2014.  There were no material tax benefits related to share-based compensation expense because virtually all share-based compensation resulted from grants of incentive stock options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no option grants during the quarters or nine months ended September 30, 2015 or 2014.

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2014	50,896	$4.35
Granted	—	—
Exercised	—	—
Forfeited/canceled	(5,080)	3.83
Outstanding on September 30, 2015	45,816		2.0	$—
Exercisable on September 30, 2015	45,816	$4.41	2.0	$—

There were no non-vested stock options as of September 30, 2015 or changes to non-vested stock options during the nine months then ended.

As of September 30, 2015, there was no unrecognized compensation cost related to stock option grants.

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

Segment information is as follows (U.S. dollars in 000s):

	Nutritional Products	Medical Products	Consolidated
Quarter Ended September 30, 2015
Net sales	$3,505	$1,901	$5,406
Depreciation and amortization	122	8	130
Operating income	300	262	562
Capital expenditures	142	—	142
Total assets	9,835	2,997	12,832
Quarter Ended September 30, 2014
Net sales	$5,980	$1,535	$7,515
Depreciation and amortization	146	15	161
Operating loss	(76)	(2)	(78)
Capital expenditures	234	—	234
Total assets	13,307	2,698	16,005
Nine Months Ended September 30, 2015
Net sales	$11,914	$5,044	$16,958
Depreciation and amortization	354	38	392
Operating income (loss)	(858)	338	(520)
Capital expenditures	180	—	180
Total assets	9,835	2,997	12,832
Nine Months Ended September 30, 2014
Net sales	$16,494	$4,619	$21,113
Depreciation and amortization	405	46	451
Operating income (loss)	(572)	35	(537)
Capital expenditures	871	—	871
Total assets	13,307	2,698	16,005

Financial information summarized geographically is as follows (U.S. dollars in 000s):

	Quarter Ended September 30, 2015		Quarter Ended September 30, 2014
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$2,369	$2,964	$2,200	$6,381
Russia/Eastern Europe	1,153	—	2,796	—
Canada	180	402	294	481
Southeast Asia	1,684	256	2,167	425
All others	20	—	58	—
Totals	$5,406	$3,622	$7,515	$7,287

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Net sales	Long-Lived assets	Net sales	Long-Lived assets
Domestic	$6,736	$2,964	$6,733	$6,381
Russia/Eastern Europe	4,039	—	8,148	—
Canada	592	402	955	481
Southeast Asia	5,386	256	5,095	425
All others	205	—	182	—
Totals	$16,958	$3,622	$21,113	$7,287

Significant Customers

The Company recorded sales of Nutritional Products to Coral Club International, Inc. ("CCI"), a licensee of the Company, in the amounts of $1,110,000 and $2,796,000 during the quarters ended September 30, 2015 and 2014, respectively, and $4,039,000 and $8,148,000 during the nine months ended September 30, 2015 and 2014, respectively.  The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our common stock. The Company also recorded sales of Medical Products to a medical/surgical dealer (see Note L for additional information related to this dealer) in the amounts of $819,000 and $700,000 during the quarters ended September 30, 2015 and 2014, respectively, and $1,900,000 and $2,091,000 during the nine months ended September 30, 2015 and 2014, respectively.  In no other case did a customer of the Company account for more than 10% of net sales during the quarters or nine months ended September 30, 2015 and 2014.

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

Note K – Earnings (Loss) Per Share:

Summarized basic and diluted earnings (loss) per common share was calculated as follows:

	Net Earnings (Loss)	Weighted Average Shares	Per Share
Quarter Ended September 30, 2015
Basic earnings per common share	$330,749	2,212,350	$0.15
Effect of dilutive stock options	—	—
Diluted earnings per common share	$330,749	2,212,350	$0.15
Quarter Ended September 30, 2014
Basic loss per common share	$(123,640)	2,212,350	$(0.06)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(123,640)	2,212,350	$(0.06)
Nine Months Ended September 30, 2015
Basic loss per common share	$(464,869)	2,212,350	$(0.21)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(464,869)	2,212,350	$(0.21)
Nine Months Ended September 30, 2014
Basic loss per common share	$(508,172)	2,212,350	$(0.23)
Effect of dilutive stock options	—	—
Diluted loss per common share	$(508,172)	2,212,350	$(0.23)

The average number of stock options that were outstanding, but not included in the computation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common stock, or were otherwise anti-dilutive, was approximately 46,000 for the quarters and nine months ended September 30, 2015 and 61,400 for the quarters and nine months ended September 30, 2014.

Note L – Legal Proceedings:

Medical/Surgical Dealer - One medical/surgical dealer accounts for a significant portion of our Medical Products sales. This dealer distributes our Medical Products and provides services primarily to nursing homes and obtains reimbursement for the price of our products from Medicare. This dealer accounted for approximately $1,900,000 and $2,091,000, or 11% and 10%, of the Company's net sales during the nine months ended September 30, 2015 and 2014, respectively.

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

•
The negative impact of new regulations or changes in existing regulations domestically and/or internationally that may limit or restrict the sale of certain products or require existing business practices to be changed;

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

Sales by segment in dollars and as a percentage of consolidated net sales are as follows:

	Quarters Ended September 30,
	2015		2014
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$2,352	44%	$3,171	42%
Licensees	1,153	21%	2,809	37%
	3,505	65%	5,980	79%
Medical Products	1,901	35%	1,535	21%
	$5,406	100%	$7,515	100%

	Nine Months Ended September 30,
	2015		2014
	(U.S. dollars in 000’s)
Nutritional Products:
Associate network	$7,755	45%	$8,271	39%
Licensees	4,159	25%	8,223	39%
	11,914	70%	16,494	78%
Medical Products	5,044	30%	4,619	22%
	$16,958	100%	$21,113	100%

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

The following table sets forth our Associate networks' net sales (including NFR sales) by geographic region as a percentage of total net sales for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
U.S.	23%	27%
Canada	8	11
Southeast Asia	69	62
	100%	100%

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

Our principal licensee is CCI, which accounted for virtually all of our licensees' net sales in the nine months ended September 30, 2015 and 2014. Following the completion of a ten-year exclusive distributorship agreement between the parties, in August 2014, the Company entered into a new two-year exclusive distributorship agreement with CCI. Under the new agreement, CCI’s exclusive territory includes Russia and other countries located primarily in Europe and Central Asia. In consideration of the rights granted to CCI under the agreement, CCI is required to purchase certain minimum amounts of products from the Company each year, which minimum amounts are consistent with the previous agreement. The President of CCI is a former member of our Board of Directors and beneficially owns approximately 18% of our common stock.

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

CCI orders products from the Company and pays for products when they are segregated in the Company's warehouse for CCI’s account. Once segregated, products are stored until CCI provides shipping instructions; segregated products are not subject to return except in the case of a manufacturing defect.  The Company's sales to CCI may fluctuate from quarter to quarter, based on changes in sales demand through CCI's Associate network, regulatory changes and other logistical considerations. The backlog related to CCI’s account was $3,269,000 and $4,096,000 at September 30, 2015 and 2014, respectively.

CCI recently informed the Company that it intends to establish its own warehouse during the fourth quarter of 2015 and will no longer store its products in the Company's warehouse for later shipment. Accordingly, the Company expects to ship all CCI products stored in its warehouse to CCI during the fourth quarter of 2015.

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

This segment's largest customer, a medical/surgical dealer, accounted for 38% and 45% of the net sales of our Medical Products during the nine months ended September 30, 2015 and 2014, respectively. In May 2015, this dealer emerged from bankruptcy after having filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2012. See Note L - Legal Proceedings in the accompanying condensed consolidated financial statements for further information related to these proceedings.

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

Management believes that there have been no significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of net sales for the periods indicated:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.2	43.0	43.0	45.1
Gross profit	57.8	57.0	57.0	54.9
Operating expenses:
General and administrative	57.9	37.7	49.2	38.7
Distributor commissions	18.7	18.1	18.7	16.5
Depreciation and amortization	2.4	2.1	2.3	2.1
Gain on sale of building	(31.6)	—	(10.1)	—
Total operating expenses	47.4	57.9	60.1	57.3
Operating income (loss)	10.4	(0.9)	(3.1)	(2.4)
Interest expense	—	0.3	0.2	0.4
Earnings (loss) before income taxes	10.4	(1.2)	(3.3)	(2.8)
Provision (benefit) for income taxes	4.3	0.3	(0.6)	(0.5)
Net earnings (loss)	6.1%	(1.6)%	(2.7)%	(2.4)%

Quarter ended September 30, 2015 compared with the quarter ended September 30, 2014 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the quarter ended September 30, 2015 were $5,406 compared with net sales for the same period in 2014 of $7,515, a decrease of $2,109, or 28%. This decrease resulted from a $2,475 decrease in net sales of Nutritional Products that was partially offset by a $366 increase in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a $1,656 decrease in net sales to our licensees and a $819 decrease in net sales through our Associate network.

Associate Network.  Overall, net sales through the Associate network channel decreased by $819 during the third quarter of 2015 compared to the same period in 2014. This decrease in sales was primarily attributable to a $196 decline in Malaysia, a $116 decline in Taiwan sales, and a $336 decline in North American sales. Associate network sales during the third quarter of 2015 were negatively affected by certain operating issues that arose in the second quarter in connection with the deployment of a new computer system in April 2015. While these operating issues were largely resolved by the end of the second quarter, third quarter sales were negatively affected.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $1,686, or 60%, during the third quarter of 2015.  Sales to CCI are impacted by a variety of factors including global economic trends, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Medical products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, increased $119 during the third quarter of 2015 compared to the third quarter of 2014.  This sales increase was primarily attributable to an increase in the quantity of products sold. Sales to this dealer in the third quarter of 2015 were approximately $819, or 43%, of the net sales of our Medical Products. In May 2015, the dealer emerged from bankruptcy after having filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2012. See Note L - Legal Proceedings for further information related to these proceedings. This sales increase was primarily attributable to increased sales of certain collagen-based wound care products.

Cost of sales.  Cost of sales for the quarter ended September 30, 2015 was $2,283 compared with $3,232 for the quarter ended September 30, 2014, a decrease of $949, or 29%. As a percentage of net sales, cost of sales was approximately 42% in the third quarter of 2015 and 43% in the third quarter of 2014. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward lower cost Associate network and Medical Products sales from higher cost licensee sales.

General and administrative. General and administrative expenses for the quarter ended September 30, 2015 were $3,127 compared with expenses in the third quarter of 2014 of $2,836, an increase of $291, or 10%. This increase was primarily attributable to higher foreign exchange losses and increased administrative expenses associated with operations in certain Asian markers. As a percentage of net sales, general and administrative expenses were 58% and 38% in the quarters ended September 30, 2015 and 2014, respectively.

Distributor commissions. Distributor commissions were $1,010 for the quarter ended September 30, 2015 compared with $1,363 in the third quarter of 2014, a decrease of $353, or 26%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) were approximately 42% in the third quarter of 2015 and 2014. On a consolidated basis, distributor commissions as a percentage of net sales were 19% and 18% in the quarters ended September 30, 2015 and 2014, respectively.

Gain on sale of building. On July 15, 2015, the Company completed the previously announced sale of its headquarters building and related parcel of land in Irving, Texas for approximately $5,180. The Company received approximately $3,750 in net cash proceeds from this sale, and the gain recognized with respect to the sale was approximately $1,707.

Income taxes.  We recorded a provision for income taxes of $231 and $22 during the quarters ended September 30, 2015 and 2014, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net earnings (loss).  As a result of the factors described above, the net income for the quarter ended September 30, 2015 was $331, or $0.15 per share, compared with a net loss in the third quarter of 2014 of $124, or $0.06 per share.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 (U.S. dollars in 000s except per share amounts)

Net sales. Net sales for the nine months ended September 30, 2015 were $16,958 compared with net sales for the same period in 2014 of $21,113, a decrease of $4,155, or 20%. This decrease resulted from a $4,580 decrease in net sales of Nutritional Products that was partially offset by a $425 increase in net sales of Medical Products. The decrease in net sales of Nutritional Products resulted from a $4,064 decrease in net sales to our licensees and a $516 decrease in net sales through our Associate network.

Associate network.  Net sales through the Associate network channel decreased by $516 during the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in sales was due to a $807 decline in North American sales, which was primarily caused by certain operating issues that arose in the second quarter in connection with the deployment of a new computer system in April 2015. While these operating issues were largely resolved by the end of the second quarter, third quarter sales were also negatively affected. This decline in sales was partially offset by sales growth in our Southeast Asia markets, which reported increased sales of $291 during the first nine months of 2015. Sales growth in Asia was attributable to the opening of offices in Malaysia and Indonesia in February 2014 and June 2014, respectively.

Licensees.  Net sales to our licensees decreased as a result of decreased shipments to CCI; sales to CCI decreased $4,109, or 50%, during the first nine months of 2015.  Sales to CCI are impacted by a variety of factors including global economic and political factors, regulatory changes and logistical considerations, which can impact the timing of shipments into CCI's markets.

Medical Products.  Sales to the largest customer in this segment, which distributes wound care products and provides services to the nursing home market, declined by $191 during the first nine months of 2015 compared to the first nine months of 2014.  Sales to this dealer in the first nine months of 2015 were approximately $1,900, or 38%, of the net sales of our Medical Products. In May 2015, the dealer emerged from bankruptcy after having filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2012. See Note L - Legal Proceedings in the accompanying condensed consolidated financial statements for further information related to these proceedings. Sales to other customers increased $616 during the first nine months of 2015 primarily due to increased sales of certain collagen-based wound care products.

Cost of sales.  Cost of sales for the nine months ended September 30, 2015 was $7,286 compared with $9,526 for the nine months ended September 30, 2014, a decrease of $2,240, or 24%. As a percentage of net sales, cost of sales was approximately 43% in the first nine months of 2015 and 45% in the first nine months of 2014. The decrease in cost of sales as a percentage of net sales was primarily the result of a shift in the mix of sales toward lower cost Associate network and Medical Products from higher cost licensee sales.

General and administrative. General and administrative expenses for the nine months ended September 30, 2015 were $8,339 compared with expenses in the first nine months of 2014 of $8,197, an increase of $142, or 2%. This increase was attributable to increased foreign exchange losses associated with the strengthening of the US Dollar against the currencies of certain Asian countries where we have operations and expenses associated with our Malaysia and Indonesia offices that opened in February 2014 and June 2014, respectively. These expense increases were partially offset by the one-time write off of certain start up costs associated with our entry into Hong Kong in the first quarter of 2014 that did not recur in 2015 and lower sales and marketing expenses in North America. As a percentage of net sales, general and administrative expenses were 49% and 39% in the nine months ended September 30, 2015 and 2014, respectively.

Distributor commissions. Distributor commissions were $3,167 for the nine months ended September 30, 2015 compared with $3,476 in the first nine months of 2014, a decrease of $309, or 9%.  With respect to our Associate network, distributor commissions as a percentage of commissionable sales (exclusive of rebates that are recorded as a reduction of sales) were approximately 40% in the first nine months of 2015 and 41% in the first nine months 2014.  On a consolidated basis, distributor commissions as a percentage of net sales were 19% and 17% in the nine months ended September 30, 2015 and 2014, respectively.

Gain on sale of building. On July 15, 2015, the Company completed the previously announced sale of its headquarters building and related parcel of land in Irving, Texas for approximately $5,180. The Company received approximately $3,750 in net cash proceeds from this sale, and the gain recognized with respect to the sale was approximately $1,707.

Income taxes.  We recorded income tax benefits of $97 and $102 during the nine months ended September 30, 2015 and 2014, respectively, based on our estimate of the effective annual income tax rate for the applicable period.

Net loss.  As a result of the factors described above, the net loss for the nine months ended September 30, 2015 was $465, or $0.21 per share, compared with a net loss in the first nine months of 2014 of $508, or $0.23 per share.

LIQUIDITY AND CAPITAL RESOURCES (U.S. dollars in 000s)

Cash and working capital. During the first nine months of 2015, we had a net increase in cash of $170 compared with a net decrease in cash of $2,347 in the first nine months of 2014.  At September 30, 2015, we had working capital of $4,947, a $2,207 increase from working capital at December 31, 2014 of $2,740.  During the first nine months of 2015, working capital and cash fluctuated significantly due to the timing of cash receipts from customers, payments to vendors, and the reasons described below.

Operating activities. In the first nine months of 2015, our operating activities used cash flow of $3,590.  In the first nine months of 2014, our operating activities used cash flow of $1,295.  The net loss adjusted for non-cash activities, including depreciation and amortization, the gain on sale of building, share-based compensation and deferred taxes, used cash flows of $1,884 and $159 in the first nine months of 2015 and 2014, respectively. With respect to the first nine months of 2015, cash was also used to reduce accounts payable and accrued liabilities by $1,366, which is generally attributable to the normal fluctuation in timing of billings from and payments to suppliers, and to increase inventory in the Southeast Asian markets by $308. With respect to the first nine months of 2014, cash was also used to increase accounts receivable and other assets by $661 attributable to royalties due from CCI, and to decrease deferred revenues by $1,763 reflecting a decrease in CCI's order deposits and its inventory held for later shipment.

Investing activities. During the first nine months of 2015, we used $180 for capital expenditures, which was related to the replacement of our Associate Sales and Marketing computer system with a new computer system that was deployed in April 2015. In December 2013, the Company engaged GSAT, Inc. to develop the new Associate Sales and Marketing computer system. The founder and CEO of GSAT, Inc. is a member of our Board of Directors.

On July 15, 2015, we completed the previously announced sale of our headquarters office/warehouse facility located in Irving, Texas for approximately $5,180. After repayment of outstanding mortgage debt of approximately $1,130 secured by this facility and payment of other closing costs and adjustments, we received net cash proceeds of approximately $3,750. Effective upon closing of this sale, we entered into an agreement to lease back the facility from the purchaser under a lease that expires on April 30, 2016 and provides for, among other things, rent of approximately $35 per month.

Financing activities. During the first nine months of 2015, financing activities included the repayment of long-term debt in the amount of $1,136, most of which was made in connection with the sale of our headquarters office/warehouse facility located in Irving, Texas . During the first nine months of 2014, financing activity included the repayment of long-term debt in the amount of $158.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), evaluated as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively) concluded that our disclosure controls and procedures, as of September 30, 2015, were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting (as defined in Rule 13(a)-15 or Rule 15d-15 of the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On February 24, 2012, a medical/surgical dealer that accounted for approximately $1,900,000 and $2,091,000 of the Company's sales during the nine months ended September 30, 2015 and 2014, respectively, filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California in Santa Ana, California. See Part I, Item 1, Note L - Legal Proceedings of this report for additional information related to these proceedings, which is incorporated herein by reference.

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

RBC Life Sciences, Inc.
Registrant

November 16, 2015	By:	/s/ Steven E. Brown
Date	Its:	Chief Executive Officer
(principal executive officer)

November 16, 2015	By:	/s/ Daley L. Seeker
Date	Its:	Vice President-Finance and Chief Financial Officer
(principal financial and accounting officer)

RBC LIFE SCIENCES, INC.

Exhibit Index

Exhibit Number	Description
3.1	Amended Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2014)

3.2	Amended By-laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 27, 2014)

10.1
Commercial Lease Agreement dated July 15, 2015 between BCKK Investment Group, Inc. and American Christmas Light & Supply, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 21, 2015)

10.2
Commercial Sublease Agreement dated July 15, 2015 between American Christmas Light & Supply, Inc., and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on July 21, 2015)

10.3
Commercial Contract of Sale between the Company and Decor Pro LLC, as modified, dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K filed by the Company with the SEC on June 3, 2015)

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

EXHIBIT 31.1

SECTION 302 - CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven E. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RBC Life Sciences, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 16, 2015

/s/ Steven E. Brown
Steven E. Brown
Chief Executive Officer

EXHIBIT 31.2

SECTION 302 - CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Daley L. Seeker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RBC Life Sciences, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 16, 2015

/s/ Daley L. Seeker
Daley L. Seeker
Vice President-Finance and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of RBC Life Sciences, Inc. (the “Company”) for the quarter ended September 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven E. Brown, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven E. Brown
Steven E. Brown
Chief Executive Officer
November 16, 2015

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of RBC Life Sciences, Inc. (the “Company”) for the quarter ended September 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Daley L. Seeker, Vice President-Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daley L. Seeker
Daley L. Seeker
Vice President-Finance and Chief Financial Officer
November 16, 2015